Form 10-K405
period 1998-12-31
TRITON PCS INC
filed 1999-03-31
CIK 1064735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1998

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from __________ to __________

                            COMMISSION FILE NUMBER:

                         TRITON PCS, INC. - 333-57715
              TRITON PCS OPERATING COMPANY L.L.C.* - 333-57715-02
               TRITON PCS LICENSE COMPANY L.L.C.* - 333-57715-02
              TRITON PCS EQUIPMENT COMPANY L.L.C.* - 333-57715-03
              TRITON PCS PROPERTY COMPANY L.L.C.* - 333-57715-04
              TRITON PCS HOLDINGS COMPANY L.L.C.* - 333-57715-05
               TRITON MANAGEMENT COMPANY, INC. * - 333-57715-06
          (Exact names of Registrants as specified in their charters)

                Delaware                                 23-2930873
                Delaware                                 23-2941874
                Delaware                                 23-2941874
                Delaware                                 23-2941874
                Delaware                                 23-2941874
                Delaware                                 23-2941874
                Delaware                                 23-2940271
          (State or other jurisdiction of             (I.R.S. employer
          incorporation or organization)              identification number)

                             375 Technology Drive
                         Malvern, Pennsylvania 19355
            (Address and Zip Code of  principal executive offices)

                                (610) 651-5900
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of  the Act:  None

Indicate by check mark whether the Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No  ___
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting equity securities held by non-affiliates of the Registrants: There is no public trading market for the equity securities of the Registrants and, accordingly, the Registrants are not presently able to determine the market value of equity securities held by non-affiliates.

*Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C. and Triton Management Company, Inc. meet the conditions set forth in General Instruction I.

                                TRITON PCS INC
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                             PAGE
PART I
Item 1         Business.....................................................  1
Item 2         Properties...................................................  11
Item 3         Legal Proceedings............................................  11
Item 4         Submission of Matters to a Vote..............................  11

PART II
Item 5         Market for Registrant's Stock................................  11
Item 6         Selected Financial Data......................................  11
Item 7         Managements Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  12
Item 7A        Quantitative and Qualitative Disclosure
                  about Market Risk.........................................
Item 8         Financial Statements & Supplementary Data....................  F-1
               Report of KPMG LLP...........................................  F-2
               Combined Balance Sheet.......................................  F-3
               Combined Statement of Operations.............................  F-4
               Combined Statements of Stockholders Equity...................  F-5
               Combined Statement of Cash Flows.............................  F-6
               Description of Business......................................  21
               Summary of Significant Accounting Policies...................  21
Item 9         Changes in and Disagreements with Accountants................  38

PART III
Item 10        Executive Officers and Directors.............................  38
Item 11        Executive Compensation.......................................  41
Item 12        Security Ownership...........................................  44
Item 13        Certain Relationship.........................................  45

PART IV
Item 14        Exhibits, Financial Statement Schedules, & Form 8-K..........
               Signatures...................................................
               Exhibit Index................................................

ITEM 1.  BUSINESS

THE COMPANY

  The Company intends to become a leading provider of wireless broadband personal communications services (commonly referred to as PCS) in the southeastern United States. The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon Cellular Group, along with various equity investors, with the intent to develop and operate a leading PCS network in the Southeast. In October 1997, the Company entered into a joint venture agreement with AT&T PCS, a wholly-owned subsidiary of AT&T Corp. (together with affiliates "AT&T"), whereby the Company will be the exclusive pr ovider of wireless mobility services under the AT&T consumer brand name in a contiguous area covering approximately 11 million Pops (each person in a defined market area) in the southeastern United States the ("Licensed Area"). AT&T PCS contributed certain PCS licenses to the Company covering the Licensed Area in exchange for an equity interest in the Company. Additionally, the Company is a party to agreements with AT&T that, among other things, allow the Company to benefit from AT&T's nationwide wireless footprint and promotional and marketing efforts and provide the Company with favorable roaming and long distance rates for services on AT&T's wireless and long distance networks. See "Certain Relationships and Related Transactions--The AT&T Agreements." The PCS Licenses authorize the Company to provide PCS services to such major population and business centers as Charleston, SC, Columbia, SC, Greenville/Spartanburg, SC, Richmond, VA and Augusta, GA, as well as major destination resorts such as Myrtle Beach, SC, Hilton Head, SC and Kiawah Island, SC. The Company commenced commercial operations in the first quarter of 1999 in an initial area covering approximately 40% of the Pops in the Licensed Area (the "Initial Configuration").

  The Company believes the Licensed Area has outstanding demographic characteristics, including strong population growth and favorable population density and traffic patterns. According to Paul Kagan Associates, Inc., from 1995 to 2000, population growth in the Company's markets is expected to be nearly double the national average. Additionally, the population density in the Company's markets is 57% above the national average, and traffic density in the Company's markets (measured by daily car miles per interstate highway miles) is 7% above the national average. See "--Summary Market Data." The Company believes that its Licensed Area, together with AT&T's recently launched wireless systems located in the adjacent cities of Washington, DC, Charlotte, NC and, Atlanta, GA, creates a large, contiguous area which provides numerous cost and other synergistic benefits.

  The Company intends to offer customers affordable, reliable, high-quality mobile telecommunications services. Specific service offerings will include single number service and advanced features such as call screening and caller ID. As the market for wireless telecommunications services and the Company's technological capabilities continue to develop, the Company expects to offer additional wireless applications such as high-speed data transmission to and from computers, "wireless office," advanced paging, facsimile and Internet access services.

  The Company has chosen to build its PCS network using Time Division Multiple Access ("TDMA") technology based upon the IS-136 standard ("TDMA/IS-136") which is the technology utilized by AT&T's nationwide wireless network, thus allowing the Company's network to be compatible with AT&T's and other TDMA/IS-136 networks immediately upon launch of operations. TDMA/IS-136, among other things, allows service providers to offer enhanced integrated services not currently offered by traditional analog cellular providers, including integrated voicemail, custom-calling and short-messaging. Currently three of the top four wireless telecommunications companies in the U.S., based on current customers, utilize TDMA/IS-136 technology.

  On June 30, 1998, the Company acquired an existing cellular system which serves Myrtle Beach, SC and the surrounding area, from Vanguard Cellular System of South Carolina, Inc. for a purchase price of approximately $164.5 million. The Company believes it will seamlessly integrate the Myrtle Beach system, which uses digital TDMA/IS-136 cellular technology, into its planned PCS network as part of the Initial Configuration. Since the Myrtle Beach system is within the Licensed Area, it operates under the AT&T agreements. The Company believes that the Myrtle Beach acquisition has (i) provided the Company with a system that currently generates positive cash flow, (ii) accelerated the ability of the Company to capture roaming traffic generated by Myrtle Beach's highly transitory population, (iii) accelerated the Company's time-to-market in South Carolina and
(iv) rendered a PCS build-out in the Myrtle Beach region unnecessary.

  On December 31, 1998, the Company acquired from AT&T (i) an FCC license to use 20 MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T PCS used in the operation of the PCS system in such BTA for an aggregate purchase price of $111 million. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been substantially completed and the Norfolk BTA commenced commercial operations in the first quarter of 1999. With the Norfolk Acquisition, coverage within the Company's contiguous footprint totals approximately 13 million Pops.

  In addition to the contribution by AT&T of the PCS Licenses, the Company has raised $140 million of irrevocable equity commitments payable over a three-year period, $80 million of which has been received by the Company as of, March 26, 1999, from, or from entities managed by, Chase Capital Partners, J.P. Morgan Investment Corporation, Desai Capital Management Incorporated, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc. and Duff Ackerman Goodrich & Assoc., L.P. See "Certain Relationships and Related Transactions--The Securities Purchase Agreement." The Company has also received from the cash equity investors (i) an additional $35 million in connection with the Myrtle Beach Acquisition and (ii) approximately $16.5 million in connection with the Norfolk Acquisition.

STRATEGIC ALLIANCE WITH AT&T

  AT&T holds FCC licenses to provide wireless telecommunications service in areas covering 96% of the U.S. population. In order to effectively and rapidly construct its PCS markets and commence offering wireless services, AT&T has focused on building out selected cities within its coverage area, while entering into agreements with certain independent wireless operators, such as the Company, to build out and operate the remainder of its PCS markets. AT&T contributed the PCS licenses, covering 20 MHz of spectrum in the Licensed Area, in exchange for an equity interest in the Company and certain other rights including preemptive rights and the right to appoint one board member. AT&T has retained 10 MHz of spectrum in the Licensed Area for use as a non-mobile wireless provider. The terms of the joint venture between the Company and AT&T, including those governing the 10 MHz of spectrum retained by AT&T, are set forth in the AT&T agreements described below. See "Certain Relationships and Related Transactions--The AT&T Agreements."

  The Company believes its alliance with AT&T will enable the Company to benefit from AT&T's brand name recognition and marketing efforts and provides numerous other strategic advantages, including the following:

     LICENSE RIGHTS. The Company will market its PCS services as "Member, AT&T Wireless Network" and will use the globally recognized AT&T logo.

     COMPANY EXCLUSIVITY. The Company will be AT&T's exclusive provider of wireless mobility services for people residing within the Licensed Area.

     AT&T EXCLUSIVITY. The Company will use AT&T as its provider of telecommunications services, other than wireless mobility, for its ancillary or bundled services, including long distance and, where applicable, local service to the Company.

     ROAMING. AT&T's and the Company's customers who own dual-band/dual-mode phones will roam on each other's mobile wireless systems.

     PRODUCTS AND SERVICES. The Company expects to continue to benefit from AT&T related discounts on such products and services as handsets, infrastructure equipment and billing services. For example, the Company has entered into an agreement with Nokia to supply mobile telephone equipment, software and services at the discounted prices set for AT&T affiliates.

     RESALE BY AT&T. The Company's network will be utilized by AT&T to provide the Company's service to accounts that reside in the Licensed Area. See "Certain Relationships and Related Transactions--The Stockholders' Agreement-- Exclusivity."

BUSINESS STRATEGY

     The Company intends to become a leading provider of wireless broadband communications services in its markets. To achieve its objective, the Company will pursue the following business strategies:

     LEVERAGE RELATIONSHIP WITH AT&T.   The Company intends to capitalize on the
  marketing opportunities derived from its relationship with AT&T, including (i) co-branding with the AT&T logo, (ii) nationwide coverage, (iii) an expansive home calling area and (iv) bundling of AT&T telecommunications products and service offerings. The Company believes its affiliation with AT&T will also yield the following benefits: (a) favorable vendor contracts, (b) long-term roaming arrangements with prescribed pricing, including preferred carrier status for AT&T-affiliated roaming traffic, and (c) availability of AT&T's Network Operating Centers and customer service centers.

     EXECUTE INTEGRATED MARKETING PLAN.   The Company intends to adopt a
  marketing approach that leverages AT&T's nationwide presence and brand name. The Company expects to capitalize on its regional focus and its ability, as a small, entrepreneurial company, to respond quickly and creatively to changing customer needs. In all of its marketing efforts, the Company intends to emphasize the improved quality, enhanced features and favorable pricing of its PCS system. Its marketing strategy has been designed to increase overall wireless communications penetration with an emphasis on mass marketing concepts designed to appeal to a broad demographic base.

     CAPITALIZE ON EXTENSIVE TERRITORIAL REACH.   The Licensed Area covers a
  significant percentage of the population of Virginia, virtually all of South Carolina, the Augusta region of northeast Georgia and large sections of the eastern and western portions of North Carolina. The Company believes that it will have an advantage over its competitors, which have less extensive and/or non-contiguous coverage by offering regional and state-wide PCS services using 100% of its own network facilities. Thus, the Company will not need to use a third party long-distance carrier, and will therefore be able to complete almost any call, within its region, without incurring roaming charges. The Company has designed its network to minimize its interconnect expenses and reduce infrastructure costs. In addition, the Company operates its entire system utilizing only two regional offices, thereby reducing its general and administrative expenses.

     PROVIDE SUPERIOR CUSTOMER SERVICE. The Company's strategy is predicated on building strong, enduring relationships with customers. The Company is developing an organization in which each employee views his or her function in terms of the impact on the customer. In support of this strategy, the Company has developed a compensation plan tied to the attainment of customer quotas and customer retention rates. Furthermore, the Company intends to effectively manage its customer relationships through the use of sophisticated information systems that best meet the evolving needs of individual customers.

     DEPLOY STATE-OF-THE-ART TECHNOLOGY.   The Company's choice of TDMA
  technology utilizing the IS-136 platform provides the Company with the opportunity to capitalize on certain advantages, such as higher voice quality, greater security and enhanced features, relative to analog cellular service providers. This technology also provides for more powerful error correction, less susceptibility to fading and reduced interference (which results in fewer dropped calls) and increased customer capacity relative to a typical analog system. In addition, the TDMA dual-band/dual-mode handsets provide operating capability in both digital mode at 1900 MHz and 800 MHz and analog mode at 800 MHz, thereby increasing the customer's roaming capabilities. Furthermore, TDMA utilizes a hierarchical cell structure that allows for cost-effective capacity enhancement and greater customization of calling plans.

     EXECUTE HIGH QUALITY BUILD-OUT PLAN.   The Company plans to construct a
  state-of-the-art, high quality network. The Company's radio frequency design has a high density of cell sites which, together with the use of digital technology, will allow the Company's system to handle higher traffic demand than cellular operators, thereby allowing the Company to offer lower per-minute rates. The Company's network design will also allow extensive use of micro- and mini-cell sites to service expensive, difficult to reach locations and coverage gaps within the Company's wireless network.

POTENTIAL EXCHANGE

On March 24, 1998, the Company entered into a non-binding letter of intent related to certain transactions, including the potential acquisition of 1.9 million additional net incremental Pops, and the exchange of the Hagarstown, MD and Cumberland, MD BTAs. The agreement has been modified to only include the exchange of 512,000 Pops located in the Hagerstown, MD and Cumberland, MD BTAs for 517,000 Pops located in certian countries in Savannah, GA and Athens, GA BTAs, all of which are contiguous to the Company's existing service area. Due to the difference in value per Pop of the BTAs exchanged, consideration of approximately $9.7 million, all of which is expected to be represented by non-cash equity interests in Triton PCS Holdings Company, Inc. (Holdings) will be issued to AT&T. The transaction is subject to execution of a definitive exchange agreement and closing conditions typical in transactions of this nature. If the transaction is consummated, Holdings intends to contribute the Savannah, GA and Athens, GA licenses to the Company. The Savannah and Athens Pops have not been built, however, the Company expects that the Pops will be included in the current build-out plan developed for the Company's existing footprint.

                              SUMMARY MARKET DATA

  The Company believes the contiguous markets covered by the PCS licenses are in an area with attractive demographic characteristics, including strong population growth, high population and local interstate traffic density.

                                                                   % Growth       Population      Local Interstate
LICENSED AREAS(1)                                   POPS(2)       1995-2000(3)     DENSITY(4)     TRAFFIC DENSITY(5)
-----------------                                -------------   -------------  --------------  --------------------
CHARLOTTE MTA
Anderson, SC....................................       329.4          0.97%            114                29,830
Asheville/Hendersonville, NC....................       568.2          1.41              93                28,806
Charleston, SC..................................       638.0         (0.10)            118                36,887
Columbia, SC....................................       627.9          1.18             158                31,678
Fayetteville/Lumberton, NC......................       642.0          1.51             133                27,781
Florence, SC....................................       257.0          0.80             113                24,924
Goldsboro/Kinston, NC...........................       233.0          0.98             114                 9,068
Greenville/Washington, NC.......................       241.3          1.31              60                   n.a
Greenville/Spartanburg, SC......................       853.2          0.94             215                28,578
Greenwood, SC...................................        72.8          0.58              91                  n.a.
Hickory/Lenoir, NC..............................       319.9          1.16             196                31,709
Jacksonville, NC................................       150.3          0.67             197                  n.a.
Myrtle Beach, SC................................       156.6          0.83             137                  n.a.
New Bern, NC....................................       166.9          0.49              82                  n.a.
Orangeburg, SC..................................       118.8          0.25              63                27,530
Roanoke Rapids, NC..............................        79.6          0.55              63                28,837
Rocky Mount/Wilson, NC..........................       212.7          0.82             150                26,101
Sumter, SC......................................       154.1          0.87              92                19,303
Wilmington, NC..................................       304.3          2.50             106                14,139
KNOXVILLE MTA
Kingsport, TN...................................       682.2          0.38             116                23,560
Middlesboro/Harlan, KY..........................       123.3          0.23              77                  n.a.
ATLANTA MTA
Augusta, GA.....................................       567.8          0.51              88                24,425
Savannah, GA....................................       128.9          1.38              78                24,362
WASHINGTON MTA
Charlottesville, VA.............................       211.4          1.13              73                15,981
Cumberland, MD..................................       159.9         (0.09)             63                15,239
Fredricksburg, VA...............................       132.5          2.64              98                67,775
Hagerstown, MD/Chambersburg, PA.................       353.8          0.64             160                25,319
Harrisonburg, VA................................       140.9          0.98              57                29,618
Winchester, VA..................................       154.8          1.23             116                25,166
RICHMOND MTA
Danville, VA....................................       177.6          0.32              79                  n.a.
Lynchburg, VA...................................       158.1          0.01             116                32,447
Martinsville, VA................................        89.3         (0.34)            102                  n.a.
Richmond/Petersburg, VA.........................     1,202.7          0.84             131                36,233
Roanoke, VA.....................................       638.8          0.48              90                27,649
STAUNTON/WAYNESBORO, VA.........................       106.9          0.62              75                27,180
TRITON TOTAL/AVERAGE............................    11,155.9(6)       1.57(7)        143.3                33,570(9)
U.S. AVERAGE....................................        n.a.          0.83(10)          77(11)            31,521(12)
Does not include Norfolk/Virginia Beach which represents 1,772.0 Pops.

--------------
All figures based on estimates for 1997 by Paul Kagan Associates, Inc.

(1) Licensed Areas are segmented into BTAs, except for Savannah, GA, which includes only Beaufort, Hampton and Jasper counties from the Savannah, GA BTA.
(2) Pops in thousands. Based on Kagan estimates, in which the estimated average annual population growth rate for 1995-2000 was applied to estimates of 1995 Pops to calculate the 1997 Pops in each market.
(3) Estimated average annual population growth based on 1995 population and estimated 2000 population.
(4)  Number of Pops per square mile.
(5) Daily vehicle miles traveled (interstate only) divided by interstate highway miles in that market.
(6)  Total Pops in the Licensed Area.
(7) See note 3. Weighted by Pops. Projected average annual population growth in the Licensed Area.
(8)  Weighted by Pops. Average number of Pops per square mile in the Licensed
     Area.
(9) Weighted by interstate miles. Average daily vehicle miles traveled (interstate only) divided by interstate highway miles in the Licensed Area.
(10) See note 3. Projected average annual population growth for the U.S.
(11) Average number of Pops per square mile for the U.S.
(12) Average daily vehicle miles traveled (interstate only) divided by interstate highway miles for the U.S.


SERVICES AND FEATURES

  The Company intends to provide affordable, reliable, high-quality mobile telecommunications service. Through its digital PCS network, the Company plans to introduce a wide array of services and features that are designed to provide customers with greater capabilities in call management and increase usage for both outgoing and incoming calls.

  CONTIGUOUS FOOTPRINT.   The Company believes that its large contiguous
footprint, which is adjacent to AT&T's recently launched wireless network markets of Washington, DC, Charlotte, NC and Atlanta, GA, will be a substantial competitive advantage. The Company's affiliation with the "AT&T Wireless Services Network" will provide the Company with access to nationwide coverage, while its sizable home area, which will include adjacent AT&T wireless markets, will allow the Company to offer cost-effective, competitive calling plans stretching down much of the Mid-Atlantic and Southeastern coastal regions.

  IMPROVED QUALITY AND TECHNOLOGY.   As the quality of digital wireless
telephony networks continues to approach that of wireline systems, increased customer usage is expected. The Company believes that PCS providers will in general be the first to offer mass market all-digital mobile networks. In addition, the Company believes PCS providers will be the first to be able to offer mass market wireless applications in competition with switched and direct access local telecommunications services.

  SINGLE NUMBER SERVICE.   This service will transfer all incoming calls between
primary landline and wireless locations automatically. When a customer's handset is activated, the Company's network will route all incoming calls to the customer's wireless number. When the handset is deactivated, all calls will be directed to the customer's primary landline location. This advanced intelligent network service application makes it possible for the customer to receive all his or her calls and text messages through a single telephone number, enhancing the "anytime, anywhere" functionality of the Company's wireless telecommunications. This increased reachability will be managed through a set of advanced features such as selective call screening, rejection, routing and forwarding screening, caller ID, message waiting and call hold.

  CALLER ID, VOICEMAIL, MESSAGE WAITING INDICATOR, SHORT MESSAGING.   Caller ID
enables users to choose which calls to accept and which to send to voicemail, a feature that will boost customer willingness to leave the phone on for incoming calls. Digital voicemail is available at a very cost effective rate and allows for fewer missed calls. Digital handset displays with message waiting indicators will eliminate the need to "dial-in" to check voicemail, and will permit the delivery of short messages similar to E-mail or alpha-numeric paging.

  MULTIMODE HANDSETS. Through multimode PCS handsets, the Company will offer customers the ability to make and receive calls on both PCS and cellular frequency bands utilizing both digital and analog technology. These advanced handsets allow seamless roaming on cellular networks where compatible PCS service is not offered and can be equipped for a variety of enhanced features and applications.

  EXTENDED BATTERY LIFE.   New digital handsets are capable of operating in
"sleep mode" while powered on but not in use, thus improving efficiency and extending battery life. The estimated effect of this capability is to extend battery life to five to six times that of analog handsets. The Company expects that this feature will increase usage, especially for incoming calls, as the phone can be left on for longer periods.

  AUTHENTICATION, VOICE PRIVACY.    Through the use of an authentication key,
the digital technology eliminates the need for "PINs or Personal Identification Numbers." Digital technology also offers enhanced privacy of calls. Each voice signal is converted into a stream of data bits, which is encoded and then separated. Greater privacy results, as it is more difficult for a call to be decoded.

  WIRELESS DATA EXCHANGE.    The Company believes that, as data transmission
technologies develop, a number of potential uses for such services will emerge, including short message service, mobile office applications (e.g., facsimile, electronic mail and connecting notebook computers with the Internet and other computer/data networks), access to stock quote services, transmission of text such as maps and manuals, transmission of photographs, connections of wireless point-of-sale terminals to host computers, monitoring of alarm systems, automation of meter reading and monitoring of status and inventory levels of vending machines.


MARKETING STRATEGY

  The Company intends to adopt a marketing approach that leverages AT&T's nationwide presence and brand name. The Company expects to capitalize on its regional focus and its ability, as a small, entrepreneurial company, to respond quickly and creatively to changing customer needs. In all of its marketing efforts, the Company intends to emphasize the improved quality, enhanced features and favorable pricing of its PCS system. Its marketing strategy has been designed to increase overall wireless communications penetration with an emphasis on mass marketing concepts designed to appeal to a broad demographic base.

  AFFILIATION WITH AT&T.   The Company intends to capitalize on the marketing
opportunities derived from the AT&T relationship, including (i) co-branding with the AT&T logo, (ii) nationwide coverage, (iii) an expansive home calling area and (iv) bundling of AT&T telecommunications products and service offerings.
See "Certain Relationships and Related Transactions--The AT&T Agreements."

  LOCAL FOCUS/CUSTOMER SERVICE.   The Company expects to benefit from its
intense focus on the Virginia, South Carolina, North Carolina and Georgia markets. Operational executives will be close to the customer and better able to build ties with the local community by emphasizing its regional identification. The Company will employ full-time customer service representatives that are extensively trained and authorized to solve customer's concerns/questions about PCS services, activation, changing personal options, and other service information. Customer service representatives will be accessible from any of the Company's handsets at no charge.

  PRICING.   The Company's pricing strategy will be based upon simplified, customer-friendly service plans allowing for customer preferred options and "usage friendly" features. "Usage friendly" features will include long distance throughout the continental U.S., caller ID, free first incoming minute and selective routing to voicemail. The Company's consumer pricing strategy is expected to result in low monthly access charges, region wide calling, usage-enhancing features and low per-minute rates. Lower per-minute rates relative to analog cellular providers are possible because digital cell and switch sites have greater capacity, thereby enabling the Company to market high use customer plans at significantly lower prices. Simultaneously, the Company will be able to offer the business user substantial economic savings on such features as: home regional roaming rates; free long distance throughout the contiguous United States; messaging; and reduced rates for incoming calls.

  ADVERTISING.   The ability to benefit from the AT&T name and reputation will allow the Company to achieve customer growth more efficiently than competitors with low brand awareness. AT&T has spent billions of dollars nationally in advertising to build its brand name. In addition to participating in nationwide advertising campaigns promoting the AT&T brand name, the Company intends, subject to the terms of the License Agreement, to advertise its products and services using television, radio, print advertisements, outdoor advertising and promotional displays in retail stores. The Company will market its products and services under a local company name as "Member, AT&T Wireless Network" with the AT&T logo. The focus of its advertising campaign will be "local folks providing national wireless services."

  BUNDLING OF SERVICES.   In addition to its basic and enhanced wireless service
packages, the Company may bundle its wireless services with other telecommunications services, including long distance services, through strategic alliances and resale agreements. The Company may also seek to provide bundled service options in partnership with local businesses and affinity marketing groups. Examples include bundling wireless service with local telephone or utility services, banking services, cable television, Internet access or alarm monitoring services, or with local information services (permitting the customer to access information such as account status, weather and traffic reports, stock quotes and sports scores as text messages from any location).

  WIRELESS OFFICE.   The Company expects that one of its future product
orientations will be the "wireless office" plan featuring (i) a wireless PBX with one handset for both on-premises and mobile use and (ii) separate pricing plans for calls within and outside such premises. The interconnection through PBX equipment provides (i) security through voice privacy and authentication,
(ii) all connections through least-cost routing, (iii) private-four-digit dialing that can reach regional or national end-users, (iv) concurrent ringing of landline and mobile phone, and (v) caller control to select the routing if no answer. The flexibility in available pricing plans offered by wireless office is expected to give the Company the opportunity to attract high volume end users to its services. See "--TDMA Digital Technology."


SALES AND DISTRIBUTION

  The Company plans to target a broad range of consumer and business markets utilizing a multi-channel sales plan. While the Company plans to have access to AT&T's national sales channels, the Company also plans to offer its services and products through traditional cellular channels, such as company retail stores, mass merchandisers and retail outlets, a direct sales force and a third party independent agent program, as well as through new, lower-cost channels such as a corporate website and telemarketing. The Company is planning 7 to 12 retail points of presence per 100,000 Pops. In total, the Company estimates that approximately 60% to 70% of its gross additions will be generated by retail distribution.

  RETAIL STORES.   The Company plans to open between 90 and 110 retail stores.
These stores are expected to provide the Company with the strong local presence required to achieve high penetration in suburban and rural areas. Sales representatives in corporate stores will receive in-depth training which will allow them to explain PCS service in an informed and persuasive manner. The Company believes that these representatives will foster effective and enduring customer relationships.

  MASS MERCHANDISERS AND OUTLETS.   The Company's retail store strategy will be
complemented with mass market retail outlets in specifically identified areas in which the Company believes that established retailers offer the highest likelihood for success in reaching target customers. The Company also plans on utilizing small in-line stores and kiosks in smaller areas of 8,000 Pops or more.

  THIRD PARTY INDEPENDENT AGENT PROGRAM.   The Company's independent agent
strategy will create opportunities for distribution in areas that may not be served by retail stores and mass merchandisers.

  AT&T MAJOR ACCOUNT TEAMS.   The Company plans on utilizing AT&T's Business
Marketing Division as a primary source of generating customers. Through developing and implementing a cross sell services strategy, and creating an administrative tracking system for referrals, the Company plans on providing compensatory incentives for the AT&T Major Account Teams to promote and sell the Company's product.

  DIRECT SALES FORCE.   The Company plans on servicing major accounts through a
direct sales force. The focus will be on those business accounts not covered by AT&T's Business Marketing Division.

  WEBSITE AND TELEMARKETING.   The Company plans on developing these less
expensive and more innovative sales channels to complement the retail presence within the Licensed Area as the build-out of the Initial Configuration nears completion. The primary concept of sales through the website is to communicate with customers in the way most preferred by that category of customer.

  Distribution of the Company's product can be divided into a two step process-sale and activation. The Company's management intends to take advantage of the technological features intrinsic to TDMA/IS-136 technology to separate the activation of the phone from the sale of the phone. This separation will provide several advantages to the Company, including: (i) higher quality service activation than is normally the case through mass merchandising retail channels;
(ii) the opportunity for the Company to sell additional features, products or customized services at the time of activation; and (iii) reduced churn because customer expectations are set appropriately as basic training can be provided at the time of activation.

TDMA DIGITAL TECHNOLOGY

  The Company has selected TDMA digital technology utilizing the state-of-the-art IS-136 standard for its PCS network. The Company selected TDMA on the IS-136 standard because it (i) offers quality digital service with enhanced service capability, (ii) is compatible with AT&T's wireless network and (iii), in comparison to CDMA technology, allows the Company to take advantage of hierarchical cell sites to enhance coverage and create customized billing plans.

  The Company believes that systems using TDMA digital technology on the IS-136 standard offer three times the capacity of analog cellular systems and offer enhanced transmission and routing capabilities, thus providing significantly improved sound clarity relative to analog systems. TDMA digital technology also allows the Company to offer an enhanced package of services to its customers, including message waiting indicator, caller ID, sleep mode, voice privacy, short message services, data communications, authentication and others.

  Since the Company has chosen the TDMA/IS-136 standard, its network will be compatible with AT&T's nationwide network immediately upon launch of operations. AT&T's network, together with that of the Company and other affiliates of AT&T, is expected to span more than 80% of the United States.

  Finally, the Company has also chosen TDMA/IS-136 because it is capable of providing a hierarchical cell site structure which allows cost-effective capacity enhancement and greater customization of calling plans. An area covered by a macro-cell site can be overlapped with the addition of micro-cells and pico-cells to provide enhanced coverage within the same area. In addition, the technology allows for customized billing by cell site, if necessary. This is especially important in offering wireless office services. A pico-cell will provide coverage within an office building and can be billed on a specialized rate plan. As a user leaves the building, a micro-cell will provide localized coverage for a "campus-based" environment that will be billed accordingly. When the user leaves the specialized coverage area and is picked up by a macro-cell site, they will then be billed as a traditional mobile customer.


NETWORK BUILD-OUT

  The build-out of the Company's network involves systems design, acquisition of cell sites, equipment procurement, relocation of existing microwave users, interconnection with other communications providers, construction of cell sites, installation of switches, and testing, optimization and implementation of advanced management information and billing systems. A planning, acquisition and engineering team, composed of approximately 200 engineering employees, independent contractors and consultants, is designing and constructing the Company's digital PCS network based on the regional marketing and product requirements to meet the Company's targets for consistency, uniformity and reliability.

  The Company's principal objective is to maximize population coverage levels within targeted demographic segments and geographic areas, rather than building out wide-area cellular-like networks. The Company has commenced commercial operations in the Initial Configuration and expects to cover 60% of the Pops in the Licensed Area by the end of 1999. The Company expects to extend its coverage to approximately 80% of the Pops in the Licensed Area by the end of the fourth quarter of 2002.

  RF DESIGN. The Company, along with Wireless Facilities Inc., a radio frequency engineering firm, developed the RF design for the initial build-out of its digital PCS network in the Initial Configuration and will continue this development for the 1999 build out plan. This process includes cell site design, frequency planning and network optimization for each such market. Radio frequency engineering also allocates voice channels and assigns frequencies to cell sites taking into consideration both PCS and microwave interference issues.

  PROPERTY ACQUISITION. Four experienced vendors, Entel, Whalen, Crown Communications, Inc. and American Tower Corporation are responsible for identifying and obtaining the required property for build-out of the PCS network, including securing all zoning, permitting and surveying approvals and licenses. The cell site selection process will require the lease or acquisition of approximately 500 sites prior to commencement of commercial operations of the Company's PCS network in the Initial Configuration, an additional 500 sites in the Company's 1999 build out plan and approximately 1,600 sites prior to full operation in the Licensed Area, many of which are likely to require the Company to obtain zoning variances or other local governmental or third-party approvals or permits. As of February 28, 1999, the Company had signed leases or options for 431 sites, 19 of which were awaiting required zoning approvals.

  CONSTRUCTION AND INSTALLATION.   The Company, along with Pacific 17, Inc.,
American Tower and Midwest Wireless Inc, will oversee the deployment of its digital PCS network. These companies will act as construction management contractors and employ local construction firms to build the cell sites.

  BUILD-TO-SUIT AGREEMENTS. The Company has entered into agreements with Crown Communications, Inc. ("Crown") and American Tower Corporation ("American"), whereby the Company will lease from Crown and American a portion of property and communications facilities specific to areas to be built-out in the Company's Licensed Area.

  MICROWAVE RELOCATION.   The Company must clear its spectrum by relocating
certain commercial microwave service users within the Licensed Areas to become operational. The Company has contracted with Entel to assist in the microwave relocation process. Recently, the FCC adopted a microwave relocation cost-sharing plan that limits permissible relocation costs and outlines new procedures for the sharing of relocation costs where the relocation of private microwave facilities benefits multiple broadband PCS licensees. See "-- Regulation."

  Analysis of the markets included in the 1999 build out plan has been completed for all but 5 markets with no relocation required. The remaining markets are currently being analyzed which is expected to be completed by 1999.

  INTERCONNECTION.   The Company's digital PCS network will connect to local
exchange carriers. The Company has negotiated or intends to negotiate, interconnection agreements with telephone companies operating or providing service in the areas where the Company is deploying its digital PCS network. The Company intends to use AT&T as its interexchange (long-distance) carrier as provided in our stockholders' agreement.

  ROAMING.   Wireless service providers are able to offer service to customers from other systems who are traveling in or through their service area. Customers typically pay higher rates while "roaming" outside of their home market. Roaming is made possible in today's analog and digital cellular environment by virtue of common frequency and signaling technology. PCS and analog cellular systems operate on different frequencies and with different signaling technologies.

  In areas where TDMA-based PCS service is not available, the Company offers a roaming option on the traditional analog cellular and digital cellular systems via dual-band/multi-mode handsets capable of transmitting over either cellular or PCS frequencies. Access to cellular coverage is provided through the use of dual-band/multi-mode handsets which first became commercially available in June of 1997. Pursuant to the AT&T agreements, the Company's customers who own dual-band/multi-mode handsets roam on AT&T's wireless network. In addition, pursuant to the stockholders' agreement, AT&T has used commercially reasonable efforts to enable the Company to become a party to the roaming agreements between AT&T and other operators of cellular or PCS systems.

  INFORMATION TECHNOLOGY.   The Company has developed advanced and sophisticated
management information systems to handle customer care, billing, network management and financial and administrative services. The systems are focused on three primary areas: (i) customer care, including billing systems and customer service and support systems, (ii) network management, including service activation, traffic and usage monitoring, trouble management and operational support systems and (iii) business systems, including financial, purchasing, human resources and other administrative systems.

  The Company, together with its equipment vendors, has also introduced sophisticated network management and operations support systems which facilitate network fault detection, correction and management, performance and usage monitoring and security. System capabilities are being developed which will allow over-the-air activation of the handset and provision of services.

COMPETITION

   Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Such competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced wireless communications operators who may be able to offer subscribers certain network advantages similar to those to be offered by the Company.

   Except in Myrtle Beach, the Company will initially compete directly with two cellular providers in each of its Licensed Areas. The existing cellular providers in the Company's markets, most of which have an infrastructure in place and have been operational for a number of years, and several of which have significantly greater financial and technical resources than the Company, may upgrade their networks to provide comparable services in competition with the Company. The technologies employed by these competitors are CDMA, whose relative strengths as compared to TDMA include good voice quality and longer battery life, and GSM, whose relative strengths as compared to TDMA include larger system capacity, a low cost infrastructure, and international roaming capabilities due to worldwide deployment.

   The Company will also compete with PCS license holders in each of its markets. The Company believes that the ownership structure of PCS licenses in the Licensed Area is fragmented. However, Sprint Corporation and BellSouth Corporation, among others, hold licenses that overlap large portions of the Licensed Area. The Company believes that most PCS license holders have not commenced the roll-out of their networks in the Licensed Area. However, the Company does expect to compete directly with one or more PCS service providers in each of its markets in the future.

   The Company expects to also face competition from other existing communications technologies such as SMR and ESMR, currently employed by Nextel in the Company's Licensed Area. Although SMR was originally created by the FCC as a non-interconnected service principally for fleet dispatch, in the last decade it has liberalized the rules to permit ESMR to offer services that are functionally equivalent to cellular and PCS, and may be less expensive to build and operate than PCS systems.

   The FCC requires all cellular and PCS licensees to provide service to "resellers." A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that licensee. Several small resellers currently operate in competition with the Company. Several years ago the FCC initiated an administrative proceeding seeking comment on whether resellers should be permitted to install separate switching facilities in cellular systems, although it tentatively concluded not to require such interconnections; this issue remains pending at the FCC. Presently the FCC does not require CMRS providers to offer interconnection to all other CMRS providers, but it has stated that it will consider interconnection complaints on a case-by-case basis and that it may consider in the future whether to impose more general interconnection obligations on CMRS providers. The FCC is also considering whether resellers should receive direct assignments of telephone numbers from the North American Numbering Plan Administrator. With respect to PCS licensees, the resale obligations terminate five years after the last group of initial licenses of currently allotted PCS spectrum is awarded.

   It is likely that the FCC will offer additional spectrum for wireless mobile licenses in the future. Applicants also have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. One such system, the Iridium system, began commercial operations in 1998.The Company anticipates that market prices for two-way wireless services generally will decline in the future based upon increased competition. The Company's ability to compete successfully will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors' discount pricing strategies, all of which could adversely affect the Company's operating margins. The Company plans to use its digital feature offerings, national network through its AT&T affiliations, contiguous footprint providing an expanded home rate billing area, and local presence in secondary markets, to combat potential competition. The Company expects that its extensive digital network, once deployed, will provide the cost effective means to react effectively to any price competition.


REGULATION

   The FCC regulates the licensing, construction, operation, acquisition and sale of PCS systems in the United States pursuant to the Communications Act, as amended from time to time, and the rules, regulations and policies promulgated by the FCC thereunder.

 Licensing of PCS Systems

   A broadband PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS service. Narrowband PCS is for non-voice applications such as paging and data service and is separately licensed. The FCC has segmented the United States into PCS markets as follows: 51 large regions called MTAs, which in turn are comprised of 493 smaller regions called BTAs. Two licenses are awarded for each MTA and four for each BTA, so that generally six licensees will be authorized to compete in each area. The two MTA licenses authorize the use of 30 MHz of spectrum. One of the BTA licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. It was in this fashion that AT&T assigned to the Company 20 MHz of its 30 MHz licenses covering the Licensed Area.

   The FCC awards initial PCS licenses by auction. Auctions began with the 30 MHz, MTA-wide licenses, and concluded last year with the last of the BTA licenses. In March, 1998, the FCC adopted an order that allows financially troubled entities that won C-Block licenses at auction to obtain financial relief from their payment obligations and to return some or all of their C-Block licenses to the FCC for reauctioning. The FCC began the reauction of the returned licenses in March, 1999. This action will place additional spectrum in the hands of potential competitors of the Company. The FCC may reauction other licenses that are returned by bidders or that are subject to default.

   Under the FCC's current rules specifying spectrum aggregation limits affecting broadband PCS licensees, no entity may hold "attributable" interests (generally 20% or more of the equity, or an officer or director position) in licenses for more than 45 MHz of PCS, cellular and certain SMR services where there is significant overlap in any geographic area. Significant overlap will occur when at least ten percent of the population of the PCS licensed service area is within the cellular and/or SMR service area(s).

   All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a "renewal expectancy" to a PCS licensee that (i) has provided substantial service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. All PCS licensees must satisfy certain coverage requirements. In the Company's case, it must construct facilities that offer coverage to one-third of the population of its service area within five years of the original license grants to AT&T and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

   For a period of up to five years after the grant of a PCS license (subject to extension), a PCS licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems within its Licensed Area. To secure a sufficient amount of unencumbered spectrum to operate its PCS systems efficiently and with adequate population coverage, the Company will need to relocate many of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC has adopted (i) a transition plan to relocate such microwave operators to other spectrum blocks and (ii) a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. Initially, this transition plan allowed most microwave users to operate in the PCS spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities dedicating a majority of their system communications for police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. The FCC has recently shortened the voluntary negotiation period by one year (without lengthening the mandatory negotiation period) for non-public safety PCS licensees in the C, D, E and F Blocks. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations.

   PCS systems are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations also apply to the Company's activities. The Company expects to use common carrier point to point microwave facilities to connect Cell Sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

   The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of CMRS, which includes PCS and cellular service, or any private mobile radio service ("PMRS"), and the FCC does not regulate such rates.


 Transfers and Assignments of PCS Licenses

   The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a PCS or cellular system. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years of their license term to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a FCC license generally may be bought or sold without FCC approval. Any acquisition or sale by the Company of PCS or cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.


 Foreign Ownership

   Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with the Company's ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-US. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has recently issued an order in which it ruled that higher levels of foreign ownership (even up to 100%) are presumptively consistent with the public interest with respect to investors from most nations. If foreign ownership of the Company were to exceed the permitted level, the FCC could revoke the Company's FCC licenses, although the Company could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce the Company's foreign ownership percentage in order to avoid the loss of its licenses. The Company has no knowledge of any present foreign ownership in violation of these restrictions.


 Recent Industry Developments

   The FCC has announced rules for making emergency 911 services available by cellular, PCS and other mobile service providers, including "enhanced 911" services that provide the caller's telephone number, location and other useful information. The original timetable required PCS providers to be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities, by late 1997, to take actions enabling them to relay a caller's automatic number identification and cell site by mid-1998, and by 2001 to be able to identify the location of a 911 caller within 125 meters in 67% of all cases. The FCC is currently considering a revised implementation schedule for these requirements State actions incompatible with the FCC rules are subject to preemption.

   On August 1, 1996, the FCC released a Report and Order expanding the flexibility of cellular, PCS and other CMRS providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, "wireless local loop" services, e.g., to apartment and office buildings, and wireless backup to PBXs and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided whether such fixed services should be subjected to universal service obligations, or how they should be regulated, but it has proposed a presumption that they be regulated as CMRS services.

   On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. The FCC's decision is lengthy and complex and is still subject to further review, and its precise impact is difficult to predict with certainty. Although many of the provisions of this order were struck down by the United States Court of Appeals for the Eighth Circuit, the rationale of the order has been adopted by many states' public utility commissions, with the result that the charges that cellular and PCS operators pay to interconnect their traffic to the public switched telephone network are expected to decline significantly from pre-1996 levels.

     In its implementation of 1996 Act, the FCC established federal universal service requirements that affect CMRS operators. Under the FCC's rules, wireless service providers potentially are eligible to receive universal service subsidies for the first time; however, they also are required to contribute to both federal and state universal service funds. Many states are also moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from CMRS carriers. Multiple parties have challenged various aspects the FCC's universal service order and the cases have been consolidated in the United States Court of Appeals for the Fifth Circuit in New Orleans. A judicial determination adverse to the FCC, as well as any further modification to the FCC's universal service rules, could affect the CMRS carrier support payments required for federal and state universal service programs.

   The FCC recently adopted rules on telephone number portability which will enable customers to migrate their landline and cellular telephone numbers to a PCS or cellular carrier and from a PCS or cellular carrier to another service provider. The FCC has also adopted rules requiring PCS and cellular operators to provide functions to facilitate electronic surveillance by law enforcement officials. Representatives of the cellular and PCS industry are challenging both sets of rules.

     The FCC has determined that the interstate, interexchange (commonly referred to as long distance) offerings of CMRS providers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging requires the Company to average its interstate long distance CMRS rates between high cost and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to "wide area" rate plans offered by the Company pending further reconsideration of its rules. The FCC also delayed the requirement that there be CMRS long distance rate integration among the Company's CMRS affiliates. On December 31, 1998, the FCC reaffirmed on reconsideration that its interexchange rate integration rules apply to interexchange CMRS services. The FCC announced it would initiate a further proceeding to determine how integration requirements apply to typical CMRS offerings, including "One-Rate" plans. Until this further proceeding is concluded, the FCC will enforce only CMRS long distance rate integration on the Company's services where an interstate toll charge is separately stated and billed to CMRS customers. To the extent that the Company offers services subject to the FCC's rate integration and averaging requirements, these requirements generally reduce the Company's pricing flexibility for its services. There can be no assurance that the FCC will decline to impose rate integration or averaging requirements on the Company or decline to require the Company to integrate its CMRS long distance rates across its CMRS affiliates.

     The FCC recently adopted new rules limiting the use of customer proprietary network information ("CPNI") by telecommunications carriers, including the Company, in marketing a broad range of telecommunications and other services to their customers, and the customers of affiliated companies. The FCC has received numerous petitions for reconsideration of its CPNI rules, the majority of them from CMRS carriers. The FCC has stayed portions of its rules that relate to how carriers identify CPNI that a customer has restricted, particularly the portion of the rules that requires all carriers to develop an electronic auditing and compliance system. This stay will extend for six months after the date that the CPNI rules are reconsidered. The Company does not anticipate that the rules will result in a significant adverse impact on its financial position, results of operation or liquidity.

     In addition, state commissions have become increasingly aggressive in their efforts to conserve numbering resources. These efforts may disproportionately impact wireless service providers by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include number pooling, number rationing and transparent overlays. Number pooling is especially problematic for wireless providers because it is dependent on number portability technology. In addition, transparent overlays have been rejected by the FCC, although that decision is currently being reconsidered by the FCC. Recently, the FCC released a public notice soliciting comment on proposed number optimization methods discussed in a report prepared by the Resource Optimization Working Group of the North American North American Numbering Council. Adoption of some of the methods discussed in the report could have a disproportionate impact on CMRS operators.

     The FCC is also considering adopting rules to govern customer billing by telecommunications services providers such as the Company. The FCC proposed that more billing detail be provided to consumers, which could add to the expense of the billing process as systems are modified to conform to any new requirements. Additionally, the FCC is also considering whether carriers, such as the Company, that decide to pass through their mandatory universal service contributions to their customers, should be required to provide a full explanation of the program and ensure that the carriers that pass through their contribution do not over recover their mandatory contributions from their customers. Adoption of some of the FCC's proposals could increase the complexity of the Company's billing processes and restrict the Company's ability to bill customers for services in the most commercially advantageous way.

     In April, 1998, the FCC initiated an administrative rulemaking proceeding to determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The FCC has proposed regulations implementing statutory requirements governing accessibility of telecommunications services like those offered by the Company to persons with disabilities, and could adopt proposals requiring modifications to existing customer equipment as well as requirements governing new equipment and carrier networks.


STATE REGULATION AND LOCAL APPROVALS

     The states in which the Company presently operates currently do not regulate wireless service. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into CMRS, including PCS and cellular. The FCC, to date, has denied all state petitions to regulate the rates charged by CMRS providers. States may, however, regulate the "other terms and conditions" of CMRS service. The siting of cells also remains subject to state and local jurisdiction, although petitions seeking clarification of states' siting authority are currently pending at the FCC.

INTELLECTUAL PROPERTY

   The AT&T globe design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by AT&T. The Company expects, pursuant to the License Agreement, to use, royalty-free, the AT&T and globe design logo and certain other service marks of AT&T in connection with marketing, offering and providing Licensed Services (as defined herein) to end-users and resellers, solely within the Licensed Area. The License Agreement also grants to the Company the right and license to use the Licensed Marks on certain permitted mobile phones.

   Except in certain instances, AT&T has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, Licensed Services under the Licensed Marks. In all other instances, AT&T reserves for itself and its affiliates the right to use the Licensed Marks in providing its services (subject to its exclusivity obligations described above), whether within or without the Licensed Area.

   The License Agreement contains numerous restrictions with respect to the use and modification of any of the Licensed Marks.

EMPLOYEES

   As of February 28, 1998, the Company had approximately 493 employees. The Company anticipates that the continued development of its Licensed Area will require the hiring of a substantial number of new employees. The Company's management considers its employee relations to be good.

ITEM 2.  PROPERTIES

  The Company maintains its corporate headquarters in Malvern, PA. The Company leases this space. The Company maintains two regional headquarters, in Richmond, VA and Charleston, SC, also leasing theses spaces. In addition to its corporate and regional headquarters, the Company leases sales and administrative offices, and leases and owns locations for cell sites and switching equipment. The Company reviews these leases from time to time and may, in the future, lease or acquire new facilities as needed. The Company does not anticipate that it will encounter any material difficulties in meeting needs for any leased space.

ITEM 3.  LEGAL PROCEEDINGS


  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE

     NONE

ITEM 5.     MARKET FOR REGISTRANT'S STOCK

     NONE

ITEM 6.     SELECTED FINANCIAL DATA

  The following tables present selected financial data derived from the combined financial statements of Triton and its predecessor company for the year end December 31, 1998 and the period from March 6, 1997 through December 31, 1997. The following information is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes.

                                            TRITON AND PREDECESSOR
                                      MARCH 6, 1997
                                         THROUGH             YEAR ENDED
                                     DECEMBER 31, 1997   DECEMBER 31, 1998
                                     -----------------   -----------------
                                                        ($000's)
STATEMENT OF OPERATIONS DATA:
Revenues                                     $     -          $ 16,578
Cost and Expenses
      Cost of services and equipment                             5,997
      Operations                                   -            13,045
      Sales and marketing                          -             1,703
      General and administrative               2,736             8,570
      Depreciation and amortization                5             6,663
                                             -------          --------
      Total cost and expenses                  2,741            35,978
Loss from operations                           2,741            19,400
Interest expense                               1,228            30,391
Interest  and other (income)                      (8)          (10,635)
                                             -------          --------
Loss before income taxes                       3,961            39,156
Income tax benefit                                 0            (7,536)
                                             -------          --------
Net loss                                     $ 3,961          $ 31,620
                                             =======          ========
                                               TRITON AND PREDECESSOR AS
                                                            OF
                                          DECEMBER 31, 1997  DECEMBER 31, 1998
                                          -----------------  -----------------
BALANCE SHEET DATA:
Cash and cash equivalents                     $   11,362     $   146,172
Working capital                                   (5,683)        146,192
Total assets                                      13,253         686,859
Long-term debt                                         -         465,689
Shareholder's equity (deficit)                    (3,961)        175,979

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   When used in this Form 10-K and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

GENERAL

   The following discussion and analysis is based upon the combined financial statements of the Company and its predecessor, Triton L.L.C. for the periods presented herein, and should be read in conjunction with the combined financial statements.

   On March 6, 1997, Triton L.L.C. was formed to explore various business opportunities in the wireless telecommunications industry, principally related to PCS and cellular activities. During the period March 6, 1997 through October 1, 1997, Triton L.L.C.'s activities consisted principally of hiring a management team, raising capital, and negotiating strategic business relationships, primarily related to PCS business opportunities. Subsequent to October 2, 1997, these activities continued but were conducted primarily through the Company. Consequently, for purposes of the accompanying financial statements, L.L.C. has been treated as a "predecessor" entity. As a result of certain financing relationships and the similar nature of the business activities conducted by each respective legal entity, Triton L.L.C. and the Company are considered companies under common control.

OVERVIEW

   The Company intends to become a leading provider of wireless broadband PCS in the southeastern United States. The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon, along with various equity investors, with the intent to develop and operate a leading PCS network in the Southeast. In October 1997, the Company entered into a joint venture agreement with AT&T, whereby the Company will be the exclusive provider of wireless mobility services under the AT&T consumer brand name in a contiguous area covering approximately 11 million Pops in the southeastern United States. AT&T contributed the PCS Licenses to Triton covering the Licensed Area in exchange for an equity interest in Holdings. Additionally, the Company is a party to agreements with AT&T that, among other things, allow the Company to benefit from AT&T's nationwide wireless footprint and promotional and marketing efforts and provide the Company with favorable roaming and long distance rates for services on AT&T's wireless and long distance networks. See "Certain Relationships and Related Transactions--The AT&T Agreements." The PCS Licenses authorize the Company to provide PCS services to such major population and business centers as Charleston, SC, Columbia, SC, Greenville/Spartanburg, SC, Richmond, VA and Augusta, GA, as well as major resort destinations such as Myrtle Beach, SC, Hilton Head, SC and Kiawah Island, SC. The Company commenced commercial operations in the first quarter of 1999.

     On June 30, 1998, the Company acquired an existing cellular system which serves Myrtle Beach, SC and the surrounding area, from Vanguard Cellular System of South Carolina, Inc. for a purchase price of approximately $164.5 million. The Company believes it will seamlessly integrate the Myrtle Beach system, which uses digital TDMA/IS-136 cellular technology, into its planned PCS network as part of the Initial Configuration. Since the Myrtle Beach system is within the Licensed Area, it operates under the AT&T agreements. The Company believes that the Myrtle Beach acquisition has (i) provided the Company with a system that currently generates positive cash flow, (ii) accelerated the ability of the Company to capture roaming traffic generated by Myrtle Beach's highly transitory population, (iii) accelerated the Company's time-to-market in South Carolina and
(iv) rendered a PCS build-out in the Myrtle Beach region unnecessary.

   On December 31, 1998, the Company acquired from AT&T (i) an FCC license to use 20 MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T used in the operation of the PCS system in such BTA for an aggregate purchase price of approximately $111 million. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been substantially completed and the Norfolk BTA commenced commercial operations in the first quarter of 1999. With the Norfolk Acquisition, the Company's contiguous footprint totals approximately 13 million Pops.

POTENTIAL EXCHANGE

   On March 24, 1998, the Company entered in a non-binding letter of intent related to certain transactions, including the potential acquisition of 1.9 million additional net incremental Pops, and the exchange of the Hagarstown, MD and Cumberland, MD BTAs. The agreement has been modified to only include the exchange of 512,000 Pops located in the hagerstown, MD and Cumberland, MD BTAs for 517,000 Pops located in certain countries in Savannah, GA and Athens, GA BTAs, all of which are contiguous to the Company's existing service area. Due to the difference in value per Pop of the BTAs exchanged, consideration of approximately $9.7 million, all of which is expected to be represented by non-cash equity interests in Triton PCS Holdings Company, Inc. (Holdings) will be issued to AT&T. The transaction is subject to execution of a definitive exchange agreement and closing conditions typical in transactions of the nature. If the agreement and closing condition typical in transactions of this nature. If the transaction is consummated, Holdings intends to contribute to the Savannah, GA and Athens, GA licenses to the Company. The Savannah and Athens Pops have not been built, however, the Company expects that the Pops will be included in the current build-out plan developed for the Company's existing footprint.

   To date, the Company has incurred expenditures in connection with the establishment of its business, raising capital, the initial design and construction of its PCS network, and engineering, marketing, administrative and other start-up related expenses. The Company has commenced commercial operations in the Initial Configuration during the first quarter of 1999. Upon completion of the Initial Configuration, the Company intends to target the remaining cities, connecting highway corridors and counties along the interstates with population densities of 50 or more per square mile. The Company expects to extend its coverage to approximately 80% of the Pops in the Licensed Area by the end of the fourth quarter of 2002, which the Company believes will generally provide greater coverage than current cellular operators in such markets. The extent to which the Company is able to generate operating revenues and earnings is dependent on a number of business factors, including construction of the network at or below its estimated costs, successfully deploying the PCS network and attaining profitable levels of market demand for the Company's products and services.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM MARCH 6, 1997 TO DECEMBER 31, 1997

     Revenues for year ended December 31, 1998 were $16.6 million related primarily to services provided in the Myrtle Beach area. Service revenues were $15.8 million for the year and equipment revenues were $0.8 million.

     Total operating expenses were $36.0 million for the year ended December 31, 1998 as compared to $2.7 million for the period from March 6, 1997 to December 31, 1997. Cost of service revenues and equipment revenues were $4.3 million and $1.7 million, respectively, and relate primarily to services provided in the Myrtle Beach area. Cost of operations were $13.0 million and relate primarily to the operation and maintenance of the Myrtle Beach network as well as the initial operating costs in the Company's remaining Licensed Area.

     Sales and marketing expenses were $1.7 million for the year ended December 31, 1998, and relate primarily to advertising, marketing and promotional activities associated with the Myrtle Beach area.

     General and administrative expenses increased $5.9 million to $8.6 million for the year ended December 31, 1998 as compared to the period from March 6, 1997 to December 31, 1997. The increase was due primarily to administrative costs associated with Myrtle Beach and the establishment of the Company's corporate and regional operational infrastructure.

     For the year ended December 31, 1998, depreciation and amortization expense was $6.7 million. This amount relates primarily to the depreciation of the tangible and intangible assets acquired in the Myrtle Beach transaction and amortization attributable to certain agreements acquired in the AT&T transaction.

     For the year ended December 31, 1998, interest expense was $30.4 million, net of capitalized interest of $3.5 million as compared to $1.2 million during the period from March 6, 1997 to December 31, 1997. The Company had borrowings of $463.6 million as of December 31, 1998, with a weighted average interest rate of 10.33%.

     For the year ended December 31, 1998, interest and other income was $10.6 million. This amount relates primarily to interest income on the Company's cash and cash equivalents. Available cash increased significantly during 1998 due primarily to net proceeds of $291 million from the issuance of subordinated debt, borrowings of $150 million under the Company's bank credit facility, and $82.7 million of capital contributions.

     For the year ended December 31, 1998, the Company recorded a tax benefit of $ 7.5 million related to temporary deductible differences, primarily net operating losses, arising during the current and prior year.

     For the year ended December 31, 1998, the net loss was $31.6 million as compared to $4.0 million during the period from March 6, 1997 to December 31, 1997. The net loss increased $27.6 million, resulting primarily from the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Used In Operating Activities

   For the year ended December 31, 1998, net cash used in operating activities increased $3.0 million to $4.1 million as compared to the period from March 6, 1997 to December 31, 1997. The increase is due primarily to an increase in the Company's net loss, as adjusted to cash used in operating activities before changes in working capital, of $9.8 million, offset by a positive change in working capital of $5.7 million due to increases in accounts payable and accrued expenses related to the operations in the Myrtle Beach area and the ongoing establishment of the Company's corporate and regional operational infrastructures.

Net Cash Used in Investing Activities

   For the year ended December 31, 1998, net cash used in investing activities increased $371.9 million to $372.3 million as compared to the period from March 6, 1997 to December 31, 1997. The increase is due primarily to capital expenditures related to the initial network build-out and establishment of administrative operations, payments of $164.5 million attributable to the Myrtle Beach Acquisition completed on June 30, 1998, and payments of $96.6 million related to the Norfolk Acquisition completed on December 31, 1998. The Company also made investments in marketable securities of $23.6 million during the year.

Net Cash Provided By Financing Activities

   For the year ended December 31, 1998, net cash provided by financing activities increased $498.4 million to $511.3 million as compared to the period from March 6, 1997 to December 31, 1997. The increase was due primarily to proceeds from borrowings under our bank credit facility of $150 million; proceeds from the issuance of subordinated debt of $291 million, net of an initial purchasers discount of $9.0 million; and capital contributions of $82.7 million from Holdings related to funding of capital commitments by the initial cash equity investors and receipt of additional capital commitments related to the Myrtle Beach and Norfolk acquisitions.

Liquidity

   The build-out of the Company's PCS network and the marketing of the Company's PCS services will require substantial capital. As it completes its build-out, the Company will be highly leveraged. The Company currently estimates that its capital requirements (including capital expenditures, working capital, debt service requirements and anticipated operating losses) for the period from inception through year-end 2002 (assuming substantial completion of the Company's network build-out to cover 80% of the Pops in the Licensed Area by such time) will total approximately $715.1 million. Actual amounts of the funds required may vary materially from these estimates.

   As part of the Company's network build-out, the Company expects to spend $272.0 million in 1999 related to the completion of the build-out of its initial coverage area and its continued build out of the Company's Licensed Area toward coverage of 80% which is expected in 2002. The build-out of the initial coverage area included the installation of two switches and the lease or acquisition of approximately 500 cell sites, as well as spectrum clearing costs, retail store fitout, and administrative systems. The continuation of the build out of the Company Licensed Area in 1999 includes completion of an additional 513 cell sites. Other capital expenditures budgeted for 1999 include an aggregate of $19 million to be spent on administrative systems, spectrum clearing and switch software. The preceding capital forecasts exclude internal engineering and capitalized interest costs.

   The Cash Equity Investors have severally made irrevocable commitments to contribute $140 million in cash to the Company through January 2001 in exchange for 1.4 million shares of Series C preferred stock. The Cash Equity Investors, have contributed $80 million of these commitments and are obligated to contribute the balance as follows: $35 million on February 4, 2000 and $25 million on February 4, 2001. In addition, the Company has received additional equity contributions of $35.0 million and $16.5 million from Holdings related to the Myrtle Beach and Norfolk acquisitions, respectively.

   On February 3, 1998, the Company entered into a bank credit facility. This credit facility provides for (i) a $175 million, eight and one-half year Tranche A term loan, (ii) a $150 million, nine and one-quarter year Tranche B term loan and (iii) a $100 million, eight and one-half year revolving credit facility. The commitment to make revolving credit loans is reduced automatically beginning on August 3, 2004 and the term loans must be repaid beginning on February 3, 2002. In addition, the credit facility requires the Company to make mandatory prepayments of outstanding borrowings under the credit facility commencing with the fiscal year ending December 31, 2001 based on a percentage of excess cash flow, and contains customary financial and other covenants. To date, $150 million of the Tranche B term loans have been drawn by the Company, which are expected to fund the Company's future operations. Borrowings under the facilities are secured by a first priority pledge of all assets of the Company, including the capital stock of the Company and its subsidiaries that hold the PCS licenses.

   On May 7, 1998, the Company completed an offering of $512 million aggregate principal amount at maturity of 11% senior subordinated discount notes due 2008, pursuant to Rule 144A of the Securities Act of 1933, as amended. The proceeds of the offering (after deducting an initial purchaser's discount of $9 million) was $291 million. The Company has used or intends to use the net proceeds from the offering, together with the capital contributions and borrowings under the credit facility, to fund: (i) capital expenditures, including the build-out of its PCS network; (ii) the acquisition of the Myrtle Beach system; (iii) the Norfolk acquisition; (iv) working capital as required; (v) operating losses;
(vi) general corporate purposes; and (vii) potential acquisitions.

   The Company believes that the proceeds from the notes, together with the availability under the credit facility and the Equity Investments, provide the Company with funds sufficient to complete the build-out of the Company's planned network within the Licensed Area.

NEW ACCOUNTING PRONOUNCEMENTS

   In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company has elected early adoption of this statement as of January 1, 1998. The initial application of the statement did not have a material effect on the Company's financial statements.

   In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 and determined that there are no separate segments, as defined by the standards.

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The application of this statement is not expected to have a material effect on the Company's financial statements.

INTEREST RATE RISK MANAGEMENT POLICIES

The Company's interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt, and minimizing liquidity risk. To the extent possible, the Company manages interest rate exposure and the floating and fixed ratio through its borrowings, but sometimes uses interest rate swaps to adjust its risk profile. The Company selectively enters into interest rate swaps to manage interest rate exposure only.

YEAR 2000 DISCLOSURE

   The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in normal business activities.

   Currently, the Company is actively taking measures to eliminate or mitigate the impact of any issues associated with the Year 2000. To that end, a project team with senior management sponsorship has been established to provide centralized coordination for the Company's Year 2000 related activities.

   This team is currently conducting the inventory and assessment phase of the program. Although the majority of the software, hardware and firmware deployed as part of our start-up operation was procured to the latest revision levels and believed to be year 2000 capable, our process requires a re-verification of the Year 2000 readiness capabilities with the vendors, suppliers and third party providers. All suppliers and third-party vendors deemed critical to the function of the Company are being surveyed to ensure readiness and non-disruption to the Company's operations. Through this assessment and surveying process, we are identifying those remediation efforts necessary to ensure our systems and applications will continue to operate without interruption prior to, during and after the Year 2000. However, we can provide no assurance that the information provided by the vendors, suppliers and third party providers, upon whom we rely for our services, is accurate. As such, we can make no guarantee that inaccurate information provided to us could not have a material effect upon our Company.

   To date, our assessments have shown that the Company's main switching and transmission equipment, with the exception of the Myrtle Beach operational systems, is capable of correctly recognizing and processing date sensitive information. This capability was further demonstrated through inter-operability testing conducted by the Cellular Telecommunications Industry Association. In addition to the wireless operational infrastructure, initial assessments of support system providers have revealed some products and applications that are not currently in a conforming status. In all identified instances to date, the supplier(s) of those products or applications have identified that their product(s) will be compliant by the end of the second quarter of 1999. However, there can be no guarantee that the systems of other companies which the Company relies on will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.

   As part of the Myrtle Beach acquisition, the operational and financial systems were to be migrated to the systems being deployed as part of the Company's PCS start-up plan. The Myrtle Beach financial systems were successfully migrated to those systems in the first quarter of 1999. Additionally, the Company is developing plans to upgrade or replace the existing operational systems with compliant versions. This remediation effort is expected to be completed by the end of the third quarter of 1999. The failure to upgrade the Myrtle Beach operational systems to a compliant version could have a material adverse effect on the Company.

   Initial assessments of our Information Technology have shown that our network hardware, software and firmware was procured and deployed at a compliant version level. Some previously deployed Information Technology hardware in the Myrtle Beach markets is non-compliant. However, these non-compliant applications are planned for upgrade, and given the nature of the Company's operations, potential failures of these applications are not expected to have a material adverse effect on the Company.

   The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to successfully resolve such issues could result in a disruption of the Company's service and operations, which would have a material adverse effect on the Company.

   The costs associated with the Year 2000 issues are estimated to be approximately $200,000, of which $48,000 has been spent to date. These costs are not material to the Company's business operations or financial position. The costs of the plan and the date on which the Company believes it will complete the Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

INFLATION

   The Company does not believe that inflation has had a material impact on operations.

ITEM 7A  Quantitative and Qualitative Disclosure about Market Risk

   The Company's debt structure is leveraged and, as a result, its cash flows and earnings are exposed to fluctuations in interest rates. The Company's debt obligations are U.S. dollar denominated. The Company's market risk therefore is the potential loss arising from adverse changes in interest rates. The debt can be categorized as follows:

   Fixed interest rates:
           Senior subordinated debt         $313,648

   Subject to interest rate fluctuations:
           Bank credit facility             $150,000


   The Company's interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optional mixture of floating and fixed rate debt, and minimizing liquidity risk. (see Note 12 to Notes to the Combined Financial Statements).

                    TRITON PCS INC. AND PREDECESSOR COMPANY
Item 8.
                         INDEX TO FINANCIAL STATEMENTS


Combined Financial Statements
Report of KPMG LLP                                                                                   F-2
Combined Balance Sheets as of December 31, 1997 and 1998                                             F-3
Combined Statements of Operations for the period March 6, 1997 (inception) to December 31, 1997
     and the year ended December 31, 1998                                                            F-4
Combined Statements of Shareholder's Equity (Deficit) and Member's Capital for the period
     March 6, 1997  (inception) to December 31, 1997 and the year ended December 31, 1998            F-5
Combined Statements of Cash Flows for the period March 6, 1997 (inception) to December 31, 1997
     and the year ended December 31, 1998                                                            F-6
Notes to Combined Financial Statements                                                               F-7
Schedule II Valuation and Qualifying Accounts

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
Triton PCS, Inc.:

We have audited the accompanying combined balance sheets of Triton PCS, Inc. and predecessor company as defined in note 2, as of December 31, 1998 and 1997, and the related combined statements of operations, shareholder's equity (deficit) and member's capital, and cash flows for the year ended December 31, 1998 and the period from March 6, 1997 (inception) to December 31, 1997. In connection with our audits of the combined financial statements, we have also audited the combined financial statement schedule as listed in the accompanying index.
These combined financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Triton PCS, Inc. and predecessor company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the period from March 6, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Philadelphia, Pennsylvania
March 8, 1999

                    TRITON PCS INC. AND PREDECESSOR COMPANY

                            COMBINED BALANCE SHEETS
                                   ($000'S)

                                                        DECEMBER 31,   DECEMBER 31,
                                                            1997           1998
                                                        -------------  -------------
ASSETS:
Current assets:
         Cash and cash equivalents                           $ 11,362      $ 146,172
         Marketable securities                                      -         23,612
         Due from related party                                   148            951
         Accounts receivable, net of allowance for
           doubtful accounts of $1,071 in 1998                      -          3,102
         Inventory                                                  -          1,433
         Prepaid expenses and other current assets                 21          4,288
         Deferred income taxes                                      -             81
                                                             --------      ---------
Total current assets                                           11,531        179,639

Property, plant, and equipment, net:                              473        198,953

Intangible assets, net                                          1,249        308,267
                                                             --------      ---------
Total assets                                                 $ 13,253      $ 686,859
                                                             ========      =========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
  AND MEMBERS CAPITAL:
Current liabilities:
         Accounts payable                                    $  1,581      $  25,256
         Accrued payroll and related expenses                     970          3,719
         Accrued expenses                                          46          3,646
         Accrued interest                                       1,228            545
         Capital lease obligations                                  -            281
         Due to related party                                      45              -
         Notes payable                                         13,344              -
                                                             --------      ---------
Total current liabilities                                      17,214         33,447

Long-term debt                                                      -        463,648
Capital lease obligations                                           -          2,041
Deferred income taxes                                               -         11,744

Commitments and contingencies                                       -              -

Shareholder's equity (deficit) and members capital:
Common stock, $.01 par value, 1,000 shares
authorized, 100 shares issued and outstanding                       -              -
Additional paid-in capital                                          -        211,560
Accumulated deficit                                            (3,961)       (35,581)
                                                             --------      ---------
Total shareholder's equity (deficit) and members capital       (3,961)       175,979
                                                             --------      ---------
Total liabilities and shareholder's equity (deficit)         $ 13,253      $ 686,859
and members capital.                                         ========      =========

           See accompanying notes to combined financial statements.

                    TRITON PCS INC. AND PREDECESSOR COMPANY

                       COMBINED STATEMENTS OF OPERATIONS
                                   ($000'S)

                                          PERIOD FROM MARCH 6, 1997 (INCEPTION)    FOR THE YEAR ENDED
                                                     to December 31,                 December 31,
                                                         1997                           1998
                                          -------------------------------------    ------------------
Revenues:
       Service revenues                                    $          -                $  15,823
       Equipment revenues                                             -                      755
                                                           ------------                ---------
       Total revenues                                                 -                   16,578

Expenses:
  Cost of service revenues                                            -                    4,298
  Cost of equipment revenues                                          -                    1,699
  Operations                                                          -                   13,045
  Sales and marketing                                                 -                    1,703
  General and administrative                                      2,736                    8,570
  Depreciation and amortization                                       5                    6,663
                                                           ------------                ---------
  Total operating expenses                                        2,741                   35,978
  Loss from operations                                            2,741                   19,400

Interest expense                                                  1,228                   30,391
Interest and other (income)                                          (8)                 (10,635)
                                                           ------------                ---------

Loss before income taxes                                          3,961                   39,156

Income taxes (benefit)                                                -                   (7,536)
                                                           ------------                ---------
Net loss                                                   $      3,961                $  31,620
                                                           ============                =========

           See accompanying notes to combined financial statements.

                    TRITON PCS INC. AND PREDECESSOR COMPANY

   COMBINED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT) AND MEMBERS CAPITAL FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1997 AND THE YEAR
                            ENDED DECEMBER 31, 1998
                                   ($000'S)

                                                                ADDITIONAL
                                  COMMON STOCK                PAID-IN      ACCUMULATED
                                     SHARES       AMOUNT      CAPITAL        DEFICIT         TOTAL
                                  ------------    ------    ----------     -----------       -----
Issuance of common stock               100        $    -    $       -       $       -       $      -

Net loss                                 -             -            -          (3,961)        (3,961)
                                      ----        ------    ---------       ---------       --------

Balance at December 31, 1997           100             -            -          (3,961)        (3,961)

Capital contributions from Parent        -             -      211,560               -        211,560

Net loss                                 -             -            -         (31,620)       (31,620)
                                      ----        ------    ---------       ---------       --------
Balance at December 31, 1998           100        $    -    $ 211,560       $ (35,581)      $175,979
                                      ====        ======    =========       =========       ========

           See accompanying notes to combined financial statements.

                   Triton PCS, Inc. and Predecessor Company
                       COMBINED STATEMENTS OF CASH FLOWS
                                   ($000'S)

                                                                       PERIOD FROM             FOR THE YEAR
                                                                MARCH 6, 1997 (INCEPTION)         ENDED
                                                                   TO DECEMBER 31, 1997     DECEMBER 31, 1998
                                                                -------------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $  (3,961)                  $ (31,620)

Adjustments to reconcile net loss to cash
used in operating activities:
     Depreciation and amortization                                              5                       6,663
     Deferred income taxes                                                      -                      (7,536)
     Accretion of interest on subordinated debt                                 -                      22,648

     Change in operating assets and liabilities,
       net of effects of acquisitions:
          Accounts receivable                                                   -                          37
          Inventory                                                             -                      (1,046)
          Prepaid expenses and other current assets                           (21)                       (468)
          Accounts payable                                                    656                       2,647
          Accrued payroll and related expenses                                970                       2,749
          Accrued expenses                                                     46                       3,456
          Accrued interest                                                  1,228                      (1,660)
                                                                        ---------                   ---------
     Net cash used in operating activities                                 (1,077)                     (4,130)
                                                                        ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (478)                    (87,715)
Myrtle Beach acquisition, net of cash acquired                                  -                    (164,488)
Norfolk acquisition                                                             -                     (96,557)
Purchase of marketable securities                                               -                     (23,612)
                                                                        ---------                   ---------
     Net cash used in investing activities                                   (478)                   (372,372)
                                                                        ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility                                                -                     150,000
Borrowings on notes payable                                                13,344                           -
Proceeds from issuance of subordinated debt, net of discount                    -                     291,000
Issuance of common stock                                                        -                           -
Capital contributions from Parent                                               -                      82,696
Payment of deferred transaction costs                                        (324)                    (11,329)
Advances to related party, net                                               (103)                       (848)
Principal payments under capital lease obligations                              -                        (207)
                                                                        ---------                   ---------
     Net cash provided by financing activities                             12,917                     511,312

                                                                        ---------                   ---------
NET INCREASE IN CASH                                                       11,362                     134,810

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  -                      11,362
                                                                        ---------                   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  11,362                   $ 146,172

                                                                        =========                   =========

           See accompanying notes to combined financial statements.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


(1)  DESCRIPTION OF BUSINESS

     Triton PCS, Inc. (formerly Triton PCS License Company, Inc. with its subsidiaries referred to as the "Company") was formed on October 2, 1997 as a wholly-owned subsidiary of Triton PCS Holdings, Inc. (formerly Triton PCS, Inc. referred to as "Holdings" or "Parent"). The Company is the exclusive provider of wireless mobility services in the AT&T Corporation (together with affiliates "AT&T") mid-Atlantic and southeast regions. The Company intends to become the leading provider of broadband PCS in Virginia, South Carolina, North Carolina, northern Georgia, and surrounding areas. The Company is authorized to provide PCS Service in major population and business centers such as Charleston, SC, Columbia, SC, Greenville / Spartansburg, SC, Richmond, VA and Augusta, GA, as well as major resort destinations such as Myrtle Beach, SC, Hilton Head, SC, and Kiawah Island, SC. On June 30, 1998, the Company acquired an existing cellular system in Myrtle Beach, and on December 31, 1998, the Company extended its PCS Service into the Norfolk, Virginia BTA through the acquisition of licenses and assets from AT&T (see note 4).


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     On March 6, 1997, Triton Communications L.L.C. ("L.L.C.") was formed to explore various business opportunities in the wireless telecommunications industry, principally related to personal communications services ("PCS") and cellular activities. During the period March 6, 1997 through October 1, 1997, L.L.C.'s activities consisted principally of hiring a management team, raising capital, and negotiating strategic business relationships, primarily related to PCS business opportunities. Subsequent to October 2, 1997, these activities continued but were conducted primarily through the Company. Consequently, for purposes of the accompanying financial statements, L.L.C. has been treated as a "predecessor" entity. As a result of certain financing relationships and the similar nature of the business activities conducted by each respective legal entity, L.L.C. and the Company are considered companies under common control.

     The combined financial statements incorporate the PCS-related business activities of L.L.C. and the activities of the Company. The consolidated accounts of the Company include Triton PCS Inc.; Triton PCS Holdings Company L.L.C.; Triton Management Company, Inc.; Triton PCS Property Company L.L.C.; Triton PCS Equipment Company L.L.C.; Triton PCS Operating Company L.L.C.; and Triton PCS License Company L.L.C. All significant intercompany accounts or balances have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash on hand, demand deposits and short term investments with maturities of three months or less.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     MARKETABLE SECURITIES

     Marketable securities at December 31, 1998, consist of debt securities with maturities between three and ten months. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115") in fiscal 1998. Under Statement No. 115, the Company classifies all of its debt securities as available for sale and records them at fair value with unrealized holding gains and losses to be included as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available for sale securities are determined on the specific identification basis.

     INVENTORIES

     Inventories, consisting primarily of wireless handsets and accessories held for resale, are valued at lower of cost or market. Cost is determined by the first-in, first-out method.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at original cost and includes primarily computer equipment, software, and office equipment. Depreciation is calculated based on the straight-line method over the estimated useful lives of the respective assets. In connection with the construction of the PCS network, the Company capitalizes expenditures related to the design, construction, and microwave relocation. In addition, the Company capitalizes interest on expenditures related to the buildout of the network. Expenditures for repairs and maintenance are charged to expense as incurred.

     CONSTRUCTION IN PROGRESS

     Construction in progress includes expenditures for the design, construction and testing of the Company's PCS network and also includes costs associated with developing information systems. The Company capitalizes interest on certain of its construction in progress activities. Interest capitalized for the year ended December 31, 1998 totaled $3.5 million. When the assets are placed in service, the Company transfers the assets to the appropriate property and equipment category and depreciates these assets over their respective estimated useful lives.

     INVESTMENT IN PCS LICENSES

     Investments in PCS Licenses are recorded at their estimated fair value at the time of acquisition (See Notes 3 and 4). Licenses are amortized on a straight line basis over 40 years.

     DEFERRED TRANSACTION COSTS

     Costs incurred in connection with the negotiation and documentation of the AT&T transaction, are deferred and included in the aggregate purchase price allocated to the net assets acquired upon completion of the transaction.

     Costs incurred in connection with the negotiation and documentation of the bank financing and the Company's issuance of senior subordinated discount notes are deferred and amortized over the terms of the bank financing and notes using the effective interest rate method.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998

     LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. The Company has identified no such impairment losses.

     REVENUE RECOGNITION

     Revenues from operations primarily consist of charges to customers for monthly access, airtime, roaming charges, long-distance charges, and equipment sales. Revenues are recognized as services are rendered net of sales allowance. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier's customers using the Company's systems for the last half of each month. Equipment sales are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     FINANCIAL INSTRUMENTS

     The Company utilized derivative financial instruments to reduce its exposure resulting from fluctuations in interest rates. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     ADVERTISING COSTS

     The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $643,000 in 1998.

     COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from certain transactions and the events and circumstances from non-owner sources. For the periods presented in the accompanying combined statements of operations, comprehensive loss equals the amounts of net loss reported on the accompanying combined statements of operations.

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company has elected early adoption of this statement as of January 1, 1998. The initial application of the statement did not have a material effect on the Company's combined financial statements.

     In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 and determined that there are no separate reportable segments, as defined by the standards.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The initial application of this statement is not expected to have a material effect on the Company's financial statements.


(3)  AT&T TRANSACTION

     On October 8, 1997, Holdings entered into a Securities Purchase Agreement with AT&T Wireless PCS, Inc, a subsidiary of AT&T Corp.,and the other stockholders of Holdings, whereby the Company became the exclusive provider of wireless mobility services in the AT&T Southeast regions.

     On February 4, 1998, Holdings executed the Closing Agreement with AT&T and the other stockholders of Holdings, finalizing the transactions contemplated in the Securities Purchase Agreement. In accordance with the Closing Agreement, Holdings and AT&T and the other stockholders of Holdings consented that one or more of Holdings' subsidiaries shall enter into certain agreements or conduct certain operations on the condition that such subsidiaries shall at all times be direct or indirect wholly-owned subsidiaries of Holdings and Holdings shall cause such subsidiaries to perform the obligations and conduct such operations required to be performed or conducted under those agreements.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     Under the Closing Agreement, Holdings issued equity to AT&T in exchange for 20 MHz A and B Block PCS licenses, which were contributed to the Company and certain other agreements covering certain areas in the southeastern United States. The fair value of the FCC licenses, as determined by an independent appraisal, was $92.8 million with an estimated useful life of 40 years.

     In connection with the closing of the AT&T transaction, the Company executed or was a party to certain agreements, including the following:


     STOCKHOLDERS' AGREEMENT

     Resale Agreement

     Pursuant to the Stockholders' Agreement, the Company is required to enter into a Resale Agreement at the request of AT&T. Under this agreement, AT&T will be granted the right to purchase and resell on a nonexclusive basis access to and usage of the Company's services in the Company's Licensed Area. The Company will retain the continuing right to market and sell its services to customers and potential customers in competition with AT&T.

     The Resale Agreement will have a term of ten years and will renew automatically for successive one-year periods unless, after the eleventh anniversary thereof, either party elects to terminate the Resale Agreement. Furthermore, AT&T may terminate the Resale Agreement at any time for any reason on 180 days written notice.

     The Company has agreed that the rates, terms, and conditions of service, taken as a whole, provided by the Company to AT&T pursuant to the Resale Agreement, shall be at least as favorable as (or if permitted by applicable law, superior to) the rates, terms, and conditions of service, taken as a whole, provided by the Company to any other customer. Without limiting the foregoing, the rate plans offered by the Company pursuant to the Resale Agreement shall be designed to result in a discounted average actual rate per minute paid by AT&T for service below the weighted average actual rate per minute billed by the Company to its subscribers generally for access and air time.

     Neither party may assign or transfer the Resale Agreement or any of its rights thereunder without the other party's prior written consent, which will not be unreasonably withheld, except (a) to an affiliate of that party at the time of execution of the Resale Agreement, (b) by the Company to any of its operating subsidiaries, and (c) to the transferee of a party's stock or substantially all of its assets, provided that all FCC and other necessary approvals have been received.

     The Company expects to enter into the Resale Agreement upon commencement of its operations in the initial configuration or shortly thereafter.

     Exclusivity

     Under the Stockholders' Agreement, none of the Stockholders will provide or resell, or act as the agent for any person offering, within the Territory mobile wireless telecommunications services initiated or terminated using Time Division Multiple Access and frequencies licensed by the FCC ("Company Communications Services"), except AT&T and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T PCS has provided the Company with prior written notice of

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     AT&T PCS' intention to do so and only dual band/dual mode phones are used in connection with such resale activities . Additionally, with respect to the markets listed in the Roaming Agreement, each of the Company and AT&T agreed to cause their respective affiliates in their home carrier capacities to program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and refrain from inducing any of its customers to change such programming.

     Build-out

     The Company is required to conform to certain requirements regarding the construction of the Company's PCS system. In the event that the Company breaches these requirements, AT&T may terminate its exclusivity provisions.

     Disqualifying Transactions

     In the event of a merger, asset sale, or consolidation, as defined, involving AT&T and another person that derives annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer mobile wireless telecommunication services to more than 25% of the population within the Company's territory, AT&T and the Company have certain rights. AT&T may terminate its exclusivity in the territory in which the other party overlaps that of the Company. In the event that AT&T proposes to sell, transfer, or assign to a non-affiliate its PCS system owned and operated in Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, BTAs, then AT&T will provide the Company with the opportunity for a 180 day period to have AT&T jointly market the Company's licenses that are included in the MTA that AT&T is requesting to sell.

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

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     The Company may not assign or sublicense any of its rights under the License Agreement; provided, however, that the License Agreement may be assigned to the Company's lenders under the Credit Facility (see note 9) and after the expiration of any applicable grace and cure periods under the Credit Facility, such lenders may enforce the Company's rights under the License Agreement and assign the License Agreement to any person with AT&T's consent.

     The term of the License Agreement is for five years (the "Initial Term") and renews for an additional five-year period if neither party terminates the Agreement. The License Agreement may be terminated by AT&T at any time in the event of a significant breach by the Company, including the Company's misuse of any Licensed Marks, the Company licensing or assigning any of the rights in the License Agreement, the Company's failure to maintain AT&T's quality standards, or a change in control of the Company occurs.

     After the Initial Term, AT&T may also terminate the License Agreement upon the occurrence of certain transactions described in the Stockholders' Agreement.

     The License Agreement, along with the Exclusivity and Resale Agreements, have a fair value of $20.3 million, as determined by an independent
     appraisal, with an estimated useful life of 10 years.   Amortization
     commenced upon the effective date of the agreement.

     ROAMING AGREEMENT

     Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended the "Roaming Agreement"), between AT&T Wireless Services, Inc. and the Company, each of AT&T and the Company agrees to provide (each in its capacity as serving provider, the "Serving Provider") mobile wireless radiotelephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a mobile wireless radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other
     charges).   Except with respect to the Norfolk BTA, each Service Carrier's service charges per minute or partial minute for the first 3 years will be fixed at a declining rate, and thereafter will be equal to an adjusted average home rate or such lower rate as the parties negotiate from time to time; provided, however, that with respect to the Norfolk BTA, the service rate is equal to the lesser of (a) $0.25 per minute and (b) the applicable home rate of AT&T PCS, or such other rate as agreed to by the parties.
     Each Service Carrier's toll charges per minute of use for the first 3 years will be fixed at a declining rate and thereafter, such other rates as the parties negotiate from time to time.

     The Roaming Agreement has a term of 20 years, unless earlier terminated by a party due to the other party's uncured breach of any term of the Roaming Agreement, the other party's license or permit to provide CMRS.

     Neither party may assign or transfer the Roaming Agreement or any of its rights thereunder except to an assignee of all or part of its license or permit to provide CMRS, provided that such assignee expressly assumes all or the applicable part of the obligations of such party under the Roaming Agreement.

     The fair value of the Roaming Agreement, as determined by an independent appraisal, was $5.5 million, with an estimated useful life of 20 years. Amortization commenced upon the effective date of the agreement.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


(4)  ACQUISITIONS

     Myrtle Beach Acquisition
     ------------------------

     On June 30, 1998, the Company acquired an existing cellular system (the "Myrtle Beach System") which serves the South Carolina 5--Georgetown Rural Service Area (the "SC-5") for a purchase price of approximately $164.5 million from Vanguard Cellular Systems. The Company has integrated the Myrtle Beach System into its planned PCS Network. As a result of the acquisition, the Company is no longer considered a development stage enterprise under SFAS No. 7. The effects of the acquisition have been presented using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon management's best estimate of their fair value.

     The purchase price was allocated to the net assets acquired with approximately $116 million allocated to Licenses with a useful life of 40 years and approximately $20 million allocated to Subscriber List with a useful of 5 years.

     Results of operations after the acquisition date are included in the Statement of Operations from July 1, 1998. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place on January 1, 1997. The pro forma information includes adjustments to interest expense that would have been incurred to finance the purchase, additional depreciation based on the fair market value of the property, plant and equipment acquired, and the amortization of intangibles arising from the transaction.

                                         1997        1998
                                      ----------  ----------
                                            unaudited
          Net revenues                   $23,608    $31,116
          Net loss                       $47,336    $38,945

     Norfolk Acquisition

     On December 31, 1998, the Company acquired from AT&T (the "Norfolk Acquisition") (i) an FCC license to use 20MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T used in the operation of the PCS system in such BTA for an aggregate purchase price of approximately $111 million, including $14.6 million of Series D Preferred Stock of Holdings, which was subsequently contributed to the Company. The excess of the aggregate purchase price over the fair market value of tangible net assets acquired of approximately $46.3 million is attributed to licenses and is being amortized over 40 years. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been substantially completed. The Company has commenced PCS service in the Norfolk BTA in the first quarter 1999. The purchase price allocation is preliminary at December 31, 1998 and is expected to be finalized in the first quarter of 1999.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


(5)  PROPERTY AND EQUIPMENT

                                                          December 31,         Depreciable
                                                      1997           1998         Lives
                                                  ---------------------------  -----------
                                                           ($ 000's)
     Land                                                $   -      $    313
     Network infrastructure and equipment                    -        34,147   10-12 years
     Office furniture and equipment                        121        17,642    3-5 years
     Capital lease assets                                    -         2,263
     Construction in progress                              357       145,667
                                                         -----      --------
                                                           478       200,032
Accumulated depreciation and amortization                   (5)       (1,079)
                                                         -----      --------
      Property, plant, and equipment, net                $ 473      $198,953
                                                         =====      ========

     The depreciable life of capital lease assets is based upon the life of the underlying asset or the life of the lease, whichever is shorter.

(6)  INTANGIBLE ASSETS

                                                          December 31,         Amortizable
                                                      1997           1998         Lives
                                                  ---------------------------  -----------
                                                           ($ 000's)
     AT&T License                                 $        -         $95,248      40 years
     AT&T Agreements                                       -          26,026      10 - 20 years
     Myrtle Beach License                                  -         116,252      40 years
     Norfolk License                                       -          46,299      40 years
     Subscriber Lists                                      -          20,000      5 years
     Bank Financing                                    1,249          10,994      8.5 - 10 years
                                                     -------         -------
                                                       1,249         314,819
     Accumulated amortization                              -          (6,552)
                                                     -------         -------
     Other assets, net                                 1,249         308,267
                                                     =======         =======

     Amortization charged to operations for the year ended December 31, 1998 totaled $5,589.


(7)  SHORT-TERM DEBT

     Convertible Notes

     At various dates in 1997, certain private equity investors provided $1.6 million in financing to L.L.C. in the form of convertible promissory notes. The notes originally bore interest at 14% annually, payable at maturity. On January 15, 1998, L.L.C. assigned the notes to the Company. The Company, in conjunction with Holdings and the noteholders, subsequently negotiated a revised arrangement under which no interest

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     would be paid on the notes, which became convertible into approximately $3.2 million worth of Holdings' Series C preferred stock. The conversion of L.L.C. notes into Holdings equity occurred on February 4, 1998. The $1.6 million preferred return to the investors was accounted for as a financing cost during the period the notes were outstanding.

     Noninterest bearing loans

     During 1997, Holding's Cash Equity Investors provided short-term financing in the form of $11.8 million noninterest-bearing loans, which were advanced to the Company. Pursuant to the Closing Agreement, such loans were converted to equity of Holdings as a reduction of the requirements of the initial cash contribution. Concurrently, Holdings contributed these funds to the Company, which has recorded the transaction as additional paid in capital on the date of the contribution.


(8)  LONG TERM DEBT

                                                  December 31,
                                               1997         1998
                                             --------     --------
     Bank credit facility                    $      -      $150,000
     Senior subordinated debt                       -       313,648
                                             --------      --------
                                                    -       463,648
     Current portion of long-term debt              -             -
                                             --------      --------
     Long-term debt                          $      -      $463,648
                                             ========      ========

     The weighted average interest rate for total debt outstanding during December 31, 1998 was 10.33%. The average rate at December 31, 1998 was 10.16%.


(9)  BANK CREDIT FACILITY

     On February 3, 1998, (the "Credit Facility Effective Date"), the Company entered into a Credit Agreement (as amended from time to time, the "Credit Facility"), with Holdings, The Chase Manhattan Bank, as Administrative Agent, and certain banks and other financial institutions party thereto. The Credit Facility provides for (i) a $175.0 million senior secured term loan (the "Tranche A Term Loan") which may be drawn in installments at any time through the third anniversary of the Credit Facility Effective Date and matures on the date that is eight and one-half years from the credit Facility Effective Date, (ii) a $150.0 million senior secured term loan (the "Tranche B Term Loan" and, together with the Tranche A Term Loan, the "Term Loans") which matures on the date that is nine and one-quarter years from the "Credit Facility Effective Date," and (iii) a $100.0 million senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the commitments to make the Term Loans, the "Facilities") which matures on the date that is eight and one-half years from the Credit Facility Effective Date.

     The commitment to make loans under the Revolving Credit Facility ("Revolving Credit Loans" and, together with the Term Loans, the "Loans") automatically and permanently reduces, beginning on the date that is six years and six months after the Credit Facility Effective Date, in eight quarterly reductions (the amount of each of the first two reductions, $5.0 million, the next four reductions, $10.0 million, and the last two reductions, $25.0 million). The Tranche A Term Loans are required to be repaid, beginning on the date that is four years after the Credit Facility Effective Date, in eighteen consecutive quarterly installments (the amount of each of the first four installments, $4,375,000, the next four installments, $6,562,500, the next four installments $8,750,000, the next four installments, $10,937,500, and the last two installments, $26,250,000). The Tranche B Term Loans are required to be repaid beginning on the date that is four years

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     after the Credit Facility Effective Date, in twenty-one consecutive quarterly installments (the amount of the first sixteen installments, $375,000, the next four installments $7.5 million, and the last installment, $114.0 million).

     Interest on all loans accrue, at the Company's option, either at (i) (a) a LIBOR rate, a defined in the Credit Facility plus (b) the Applicable Rate (as defined below) (Loans bearing interest described in (i), "Eurodollar Loans") or (ii) (a) the higher of (1) the Administrative Agent's prime rate and (2) the Federal Funds Effective Rate (as defined in the Credit Facility) plus 0.5%, plus (b) the Applicable Rate (Loans bearing interest described in (ii), "ABR Loans"). Interest on any overdue amounts will be at a rate per annum equal to 2% plus the rate otherwise applicable to such amounts. The Applicable Rate means, with respect to Tranche B Term Loans, 1.75% per annum, in the case of an ABR Loan, and 3.00% per annum, in the case of a Eurodollar Loan, and, with respect to Tranche A Term Loans and Revolving Credit Loans, a rate between 0.0% to 1.25% per annum (depending on the level of the Company's ratio of debt to earnings before income taxes, depreciation, and amortization (EBITDA) in the case of an ABR Loan, and a rate between 1.00% and 2.25% per annum (depending on the level of the Company's ratio of debt to EBITDA), in the case of a Eurodollar Loan.

     The Credit Facility requires an annual commitment fee of between 0.375% and 0.50% (depending on the level of the Company's ratio of debt to EBITDA) of the unused portion of the Facilities payable quarterly in arrears and a separate agent's fee payable to the Administrative Agent. The Credit Facility also requires the Company to fix or limit the interest cost with respect to at least 60% (as amended in July 1998) of the total amount of the outstanding indebtedness of the Company. The Company incurred commitment fees of $2.0 million in 1998. At December 31, 1998, approximately 84% of the Company's outstanding debt was fixed.

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

     All obligations of the Company under the Facilities are unconditionally and irrevocably guaranteed (the "Bank Facility Guarantees") by Holdings and each existing and subsequently acquired or organized domestic subsidiary of the Company. The Facilities and the Bank Facility Guarantees, and any related hedging contracts provided by the lenders under the Credit Facility, are secured by substantially all of the assets of the Company and each existing and subsequently acquired or organized domestic subsidiary of the Company, including a first priority pledge of all of the capital stock held by the Company or any of its subsidiaries; provided that the pledge of shares of foreign subsidiaries may be limited to 65% of the outstanding shares of such foreign subsidiaries. The PCS Licenses will be held by one or more single purpose subsidiaries of the Company and will not be pledged to secure the obligations of the Company under the Credit Facility, although the equity interests of such subsidiaries will be pledged thereunder. Each single purpose subsidiary will not be allowed by the Company to incur any liabilities or obligations other than the Bank Facility Guarantee issued by it, the security agreement entered into by it in connection with the Credit Facility, and, in the case of any single purpose subsidiary established to hold real estate, liabilities incurred in the ordinary course of business of such subsidiary which are incident to being the lessee of real property of the purchaser, owner of lessee of equipment and taxes and other liabilities incurred in the ordinary course in order to maintain its existence.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


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

     Loans under the Credit Facility are available to fund capital expenditures related to the construction of the Company's PCS network, the acquisition of related businesses, working capital needs of the Company, and customer acquisition costs. All indebtedness under the Credit Facility will constitute Senior Debt under the Company's 11% Senior Subordinated Discount Notes.

     The terms of the Credit Facility originally allowed the Company to incur only $150 million of indebtedness pursuant to the issuance of Subordinated Debt (as defined in the Credit Facility). In April 1998, the Company negotiated an amendment to the Credit Facility, which included provisions that (i) permit certain acquisitions (note 4); (ii) permit up to a total of $450 million in high yield debt; and (iii) exclude the equity issuances associated with certain acquisitions from the mandatory prepayment requirement.

(10) SUBORDINATED DEBT

     On May 7, 1998, the Company completed an offering (the "Offering") of $512 million of 11% Senior Subordinated Discount Notes ("the Notes"), pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds of the Offering (after deducting an Initial Purchaser's Discount of $9 million) were approximately $291 million. The Company has used and intends to use the net proceeds from the Offering, together with the Capital Contributions (note 15) and borrowings under the Credit Facility, to fund:
     (i) capital expenditures, including the build-out of its PCS network; (ii) the Myrtle Beach acquisition and the Norfolk acquisition (note 4); (iii) working capital as required; (iv) operating losses; (v) general corporate purposes, and (vi) potential acquisitions.

     Cash interest will not accrue prior to May 1, 2003. Commencing on November 1, 2003, cash interest will be payable semiannually. Each Note was offered at an original issue discount (Initial Purchaser's Discount). Although cash interest will not be paid prior to May 1, 2003, the original issue discount will accrue from the issue date to May 1, 2003.

     The Notes are not redeemable prior to May 1, 2003, except as set forth below. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2003 and prior to maturity at the following redemption prices (expressed as percentages of principal amount), plus accrued interest, if any, up to but excluding the redemption date, if redeemed during the 12-month period beginning on May 1 of the years indicated:

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

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


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

     The debt principal begins to mature in 2003 and is fully repaid in 2008.

(11) INCOME TAXES

     Income tax expense (benefit) consists of the following:

      Year ended December 31, 1998:          Current  Deferred     Total
                                             -------  ---------  ---------
                                   Federal   $     -   $(7,054)   $(7,054)
                                   State     $     -   $  (482)   $  (482)
                                             -------   -------    -------
                                             $     -   $(7,536)   $(7,536)
                                             -------   -------    -------

     The income tax expense (benefit) differs from those computed using the statutory U.S. Federal income tax rate as set forth below.

                                                     1997      1998
                                                   ------------------
     U.S. Federal statutory rate                    35.00%    35.00%
     State income taxes, net of federal benefit         -      0.80%
     Change in valuation allowance                 (35.00%)  (16.56%)
     Other, net                                         -      0.01%
                                                   ------------------
               Effective Tax Rate                    0.00%    19.25%
                                                   ==================

    The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows.

                                                     1997      1998
     Deferred tax assets                           ------------------
     Non-deductible accrued liabilities            $   491   $ 1,049
     Capitalized start up costs                      1,093     2,736
     Net operating loss carryforward                     -    16,022
                                                   ------------------
                                                     1,584    19,807
     Valuation allowance                            (1,584)   (8,506)
                                                   ------------------

               Net deferred tax assets                   -    11,301
                                                   ------------------

     Deferred tax liabilities
     Intangible assets                                   -    21,438
     Capitalized interest                                -     1,150
     Others                                              -       376
                                                   ------------------

               Deferred tax liabilities                  -    22,964
                                                   ------------------

     Net deferred tax liabilities                  $     -   $11,663
                                                   ------------------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     temporary differences become deductible. Because the Company does not have an operating history, management has only considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Based upon the assessment, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 1998. The Company recorded a Deferred tax liability of $17,771 in connection with the contribution of licenses pursuant to the AT&T Transaction (note 3).


(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates, assumptions, and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available market information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

                                                           December 31,
                                     -----------------------------------------------------------
                                                  1997                       1998
                                      ----------------------------------------------------------
                                                                ($000's)
                                        Carrying       Estimated       Carrying     Estimated
                                         Amount        Fair Value       Amount      Fair Value
                                      ------------   --------------  ------------  -------------
     Cash and cash equivalents...       $11,362          $11,362       $146,172     $146,172
     Marketable securities.......             -                -         23,612       23,612
     Accounts and notes
      receivable.................             -                -          3,102        3,102
     Accounts payable............         1,581            1,581         25,256       25,256
     Accrued expenses............         1,016            1,016          7,365        7,365
     Capital leases..............             -                -          2,322        2,322
     Interest rate risk
      management agreements......             -                -              -          623
     Long-term debt
      Subodinated debt...........             -                -        313,648      239,355
      Bank term loan.............             -                -        150,000      150,000

     CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES - The carrying amounts of these items are a reasonable estimate of their fair value due to the short-term nature of the instruments.

     MARKETABLE SECURITIES - The fair value of these securities are estimated based on quoted market prices. At December 31, 1998, marketable securities consist of the following:

                                                                                   Unrealized
                                                          Cost       Fair Value    Gain (Loss)
                                                          --------  ------------  -------------
                                                          ($000's)    ($000's)      ($000's)
     Available for sale securities:
     Debt securities due in one year or less......        $23,612     $23,612     $       -

     LONG-TERM DEBT - Long-term debt is comprised of subordinated debt, bank term loan, and capital leases. The fair value of subordinated debt is stated at quoted market value. The carrying amount of the bank term loan is a reasonable estimate of its fair value. Capital leases are recorded at their net present value, which approximates fair value.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     INTEREST RATE RISK MANAGEMENT AGREEMENTS - The Company enters into interest rate protection agreements to lock in interest rates on the variable portion of its debt. The Company does not use these agreements for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument. Although these agreements are subject to fluctuations in value, they are generally offset by fluctuations in the value of the underlying instrument or anticipated transaction.

     In an interest rate swap, the Company agrees to exchange, at specified intervals, the difference between a variable interest rate (based on 3 month Libor) and either a fixed or another variable interest rate calculated by reference to an agreed-upon notional principal amount. The resulting rate differential is reflected as an adjustment to interest expense over the life of the swap. The Company did not exercise this swap during 1998; at December 31, 1998, the Company would receive $23,000 to settle these agreements.

     The following table summarizes the Company's off-balance sheet interest rate swap agreements at December 31, 1998:

                                                 Notional     Fair                 Pay Rate        Receive
                                                  Amount     Value     Maturity    (Fixed)      Rate (Variable)
                                                 ---------  --------  ----------  -----------  ----------------
                                                 ($000's)   ($000's)                ($000's)       ($000's)
     Pay fixed rate, receive floating rate...     $35,000      $254       12/03     4.805%           5.156%
     Pay fixed rate, receive floating rate...     $40,000      $369       12/03     4.760%           5.156%

     Payments under each agreement are quarterly, commencing March 1999 and ending December 2003.


(13) RELATED-PARTY TRANSACTIONS

     The Company is associated with Triton Cellular Partners L.P. (Triton Cellular) by virtue of certain management overlap and the sharing of leased facilities. As part of this association certain costs are incurred on behalf of Triton Cellular and subsequently reimbursed to the Company. Such costs totaled $482,000 during 1998. In addition, under agreement between the Company and Triton Cellular, allocations for management services rendered are charged to Triton Cellular. Such allocations totaled $469,000 during 1998. The outstanding balance at December 31, 1998 was $951,000. The Company expects settlement of these outstanding charges during 1999.


(14) COMMITMENTS & CONTINGENCIES

     Leases

     The Company has entered into various leases for its offices, land for cell sites, cell sites, and furniture and equipment under capital and operating leases expiring through 2010. The Company has various capital lease commitments of approximately $2.4 million as of December 31, 1998. As of December 31, 1998, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

                                                   Operating   Capital
                                                   ---------   -------
                                                          ($000)
     1999                                              6,484       474
     2000                                              6,305       614
     2001                                              5,962       600
     2002                                              5,849       578
     2003                                              4,397       434
     Thereafter                                        1,724         -
                                                   -------------------
     Total                                            30,721     2,700
     Interest expense                                              378
                                                               -------
     Net present value of future payments                        2,322
     Current portion of capital lease obligation                   281
                                                               -------
                                                                 2,041
                                                               =======

     Rent expense under operating leases was $3.0 million for the year ended December 31, 1998 and $59,000 for the period from March 6, 1997 to December 31, 1997, respectively.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


     Employment Agreements

     In 1998, the Company entered into five-year employment agreements with three of its officers. The employment agreements provide for minimum aggregate annual compensation of $795,000 for the years 1999 through 2001, as well as annual bonuses based upon performance. The employment agreements also provide that in the event that the officers are terminated, certain liabilities will be incurred by the Company. Also, upon death or disability of the officers, the Company will be required to make certain payments.


(15) CAPITAL CONTRIBUTIONS

     On February 4, 1998, pursuant to the Securities Purchase Agreement, Holdings issued $140.0 million of equity to certain institutional investors and management stockholders. The Securities Purchase Agreement requires the institutional investors and management stockholders to fund their unconditional and irrevocable obligations in installments in accordance with the following schedule:

                  DATE DUE                                                              AMOUNT
                                                                                     ($ MILLIONS)
                  Initial closing (funded on February 4, 1998)                           $ 45.0
                  First anniversary of initial closing (funded February 4, 1999)           35.0
                  Second anniversary of initial closing                                    35.0
                  Third anniversary of initial closing                                     25.0
                                                                                         ------
                                                                                         $140.0
                                                                                         ======

     Pursuant to the Securities Purchase Agreement, the initial cash contribution and the unfunded commitments are required to be made to Holdings. Pursuant to the Closing Agreement, Holdings has directed that all cash contributions subsequent to the initial cash contribution be made directly to the Company.

     As of December 31, 1998, Holdings received $49.3 million of additional equity contributions, of which $35.0 million related to the acquisition of the Myrtle Beach System (see note 4), and $14.3 million related to the Norfolk Acquisition (see note 4). These funds were concurrently contributed to the Company. As of December 31, 1998, Holdings had outstanding equity commitments of $2.2 million related to the Norfolk Acquisition, which were received in January 1999.

     Common Stock

     On October 2, 1997, the Company issued 100 shares of its common stock to Holdings. No additional shares were issued during 1998.

     L.L.C. Members' Capital

     Members' capital contributions are recorded when received. Total committed capital at December 31, 1998 was $1.00. Cash available for distribution will be made in proportion to their capital accounts. Allocation of income, gains, losses, and deductions will be in proportion to their capital accounts

                   TRITON PCS, INC. AND PREDECESSOR COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS
      FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998


(16) 401(K) SAVINGS PLAN

     The Company sponsors a 401(k) Savings Plan which permits employees to make contributions to the Savings plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the next quarterly open enrollment after 90 days of service. The Company matches a portion of the voluntary employee contributions. The cost of the Savings Plan charged to expense was $65,000 and in 1998.

(17) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                1997      1998
                                                                              -------------------
                                                                                    $000's)
      Cash paid during the year for interest, net of amounts capitalized      $     -   $  8,150
      Cash paid during the year for income taxes                                    -          -

      Noncash Investing and Financing Activities
       Equipment acquired under capital lease obligations                           -      2,529
       Interest capitalized                                                         -      3,538
       Capital contribution from parent in connection with conversion
        of short term debt to equity                                                -     13,362
       Capital contribution from parent related to Norfolk Acquisition              -     14,555
       Capital contribution from parent related to AT&T transaction net of
          deferred taxes                                                            -    100,947
       Capital expenditures included in accounts payable                            -     21,027

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     NONE

Part III


EXECUTIVE OFFICERS AND DIRECTORS

  The table below sets forth certain information regarding the directors of Holdings and the executive officers of Triton License Company and certain executive officers of Triton's subsidiaries. Triton is a wholly-owned subsidiary of Holdings.

NAME                AGE                             POSITION
Michael Kalogris..   50  Chairman of the Board of Directors and Chief Executive Officer
Steven Skinner....   57  President, Chief Operating Officer and Director
Clyde Smith.......   60  Executive Vice President and Chief Technical Officer
David Clark.......   34  Senior Vice President, Chief Financial Officer and Secretary
Steven McNulty....   46  President and General Manager of the Mid-Atlantic Region
Michael Mears.....   44  President and General Manager of the South Carolina Region
Scott Anderson....   40  Director
John Beletic......   47  Director
Arnold Chavkin....   48  Director
Mary Hawkins Key..   48  Director
John Watkins......   36  Director

  MICHAEL KALOGRIS has been Chairman and Chief Executive Officer of the Company since its inception. Mr. Kalogris was previously President and Chief Executive Officer of Horizon Cellular Group which he joined October 1, 1991. Under Mr. Kalogris' leadership, Horizon became the fifth largest independent non-wireline company in the United States, specializing in suburban markets and small cities encompassing approximately 3.2 million Pops, and was sold for approximately $575.0 million. Prior to joining Horizon, Mr. Kalogris served as President and Chief Executive Officer of Metrophone of Philadelphia, a non-wireline carrier in Philadelphia. Metrophone was acquired by Comcast Corporation for over $1.1 billion. Prior to joining Metrophone, Mr. Kalogris worked at IBM. Mr. Kalogris is a member of the Board of Directors of General Magic, Inc.

  STEVEN SKINNER has served as President, Chief Operating Officer and a Director of the Company since its inception. Mr. Skinner previously served as the Vice President of Operations and Chief Operating Officer of Horizon beginning in May of 1993. From March 1992 to May 1993, Mr. Skinner served as Vice President of Acquisitions for Horizon. From January 1991 to March 1992 he served as a consultant in the area of cellular acquisitions to Norwest Venture Capital Management, Inc. and others. From August 1987 to January 1991 he served as President and General Manager of Houston Cellular Telephone Company. Prior to 1987 he served as a General Manager of Cybertel, Inc., a non-wireline carrier serving St. Louis. Mr. Skinner has also been active in the National CellularOne Group, most recently acting as Chairman of the Advisory Committee.

  CLYDE SMITH has served as the Executive Vice President and Chief Technical Officer of the Company since January 1998. Mr. Smith previously served as Vice President and Chief Technical officer of ALLTEL Communications Inc. from January 1993 to January 1998, where he oversaw the expansion and migration of its wireless network to include digital and wireless data technologies. Prior to joining ALLTEL, Mr. Smith served as Director of Wireless Technologies for Bell Atlantic Mobile Systems, where he was responsible for the evaluation of new technologies. Mr. Smith is active in industry organizations, having served as the Chairman of the Cellular Telecommunications Industry Association Chief Technical Officers Forum. In addition, Mr. Smith served as Secretary/Treasurer of the CDMA Development Group.

  DAVID CLARK has served as Senior Vice President, Chief Financial Officer and Secretary of the Company since its inception. Prior to joining Triton, he was a Managing Director at Furman Selz L.L.C. specializing in communications finance, which he joined in March 1996. Prior thereto, Mr. Clark spent over ten years at Citibank N.A. and Citicorp Securities Inc. as a lending officer and a high yield finance specialist.

  STEVEN MCNULTY has served as President and General Manager of the Company's Mid Atlantic region since July 1998. Prior to joining Triton, he was Vice President Central / West Operations with United States Cellular in Chicago, Illinois. Mr. McNulty previously served as Vice President of Marketing for ALLTEL Communications from January 1994 to June 1998.

  MICHAEL MEARS has served as President and General Manager of the Company's South Carolina region since its inception. Mr. Mears previously served as the Vice President and General Manager of American Telecommunications Inc. from June 1995 until April 1997. Prior to that Mr. Mears was the Regional and Area General Manager of GTE Corp., serving in that capacity from 1992 October 1991 to June 1995. From 1986 to 1992 Mr. Mears served as Regional and Area General Manager for Providence Journal Co.

  SCOTT ANDERSON has served as a member of the Board of Directors of Holdings since February 1998. He is currently a member of the Board of Directors of PriCellular Corporation, Wireless Facilities, Inc., and Tegic Corp. and a principal of Cedar Grove Partners, LLC. Mr. Anderson was previously Senior Vice President for Acquisitions and Development at AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.), which he joined in 1986, and a director of Horizon.

  JOHN BELETIC has served as a member of the Board of Directors of Holdings since February 1998. Mr. Beletic currently serves as Chairman and Chief Executive Officer of Pagemart Wireless Inc., which he joined in March 1992. He currently also serves as a director of Pulsepoint Communications, Inc., PCIA and President of the Paging Leadership Association.

  ARNOLD CHAVKIN has served as a member of the Board of Directors of Holdings since February 1998. Mr. Chavkin is also a member of the advisory board of Triton Cellular Partners, L.P. and a director of American Radio Systems Corp., American Tower Systems, Bell Sports Corporation, Patina Oil & Gas Corporation, R&B Falcon Corporation, Wireless One, Inc. and U.S. Silica Company. He also serves on the Advisory Investment Boards of Richina Group, the Indian Private Equity Fund and the Southeast Asian Investment Fund. Mr. Chavkin has been a General Partner of Chase Capital Partners since January 1992.

Prior to joining Chase Capital Partners, he was a member of Chemical Bank's merchant banking group and a generalist in its corporate finance group specializing in mergers and acquisitions and private placements for the energy industry.

  MARY HAWKINS KEY has served as a member of the Board of Directors of Holdings since January 1999. Ms. Hawkins Key is the Senior Vice President of Partnership Operations for AT&T Wireless Services. Partnership operations include AT&T's proportionate interests in active 850 MHz cellular markets (such as Bay Area Cellular Telephone), strategic alliances such as Rogers Cantel, and AT&T's equity participation in affiliated new PCS businesses which are members of the AT&T Wireless Network. Ms. Hawkins Key leads the multi-disciplinary team which provides guidance, consulting and assistance to partnership operations in virtually every area of the business. Ms. Hawkins Key joined AT&T Wireless' Messaging Division in 1995, and subsequently became Chief Operating Officer for the 1100 employee division. While in this role, Ms. Hawkins Key served as business leader of the team responsible for spinning off the Messaging business unit.

  JOHN WATKINS has served as a member of the Board of Directors of Holdings since February 1998. Mr. Watkins serves as a member of the advisory board of
FrontierVision Partners L.P. and Triton Cellular Partners L.P.   Mr. Watkins is
also a Managing Director and an officer of J.P. Morgan Capital Corporation. Previously, Mr. Watkins was a director of Horizon, Prism Radio Partners, L.P. and Inference Corp.

                            EXECUTIVE COMPENSATION

  The following table sets forth certain information concerning the compensation paid by the Company for the years ended December 31, 1997 and 1998 to the Chief Executive Officer of the Company and to each of the Company's other four most highly compensated executive officers (the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                                                                    ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                                                 -------------------------  ---------------------------
                                                                                            RESTRICTED
                                                                                              STOCK        ALL OTHER
             NAME                        PRINCIPAL POSITION      YEAR   SALARY     BONUS      AWARD     COMPENSATION(1)
             ----                        ------------------      ----   ------     -----    -------     ---------------
Michael                               Chairman of the Board of   1998  $350,000   $350,000                         -
 Kalogris.......................      Directors and Chief        1997   228,619    350,000                         -
                                      Executive Officer

Steven Skinner  ................      President and Chief        1998   225,000    225,000                         -
                                      Operating Officer          1997   148,712    225,000                     1,996

David Clark  ...................      Senior Vice President,     1998   190,000    190,000                         -
                                      Chief Financial Officer    1997   122,243    165,000                    83,188
                                      And Secretary

Clyde Smith  ...................      Executive Vice President   1998   205,051    220,000                    25,842
                                      And Chief Technical        1997         -          -                         -
                                      Officer

David Standig (2)...............      Senior Vice President of   1998   156,962     82,500                         -
                                      Marketing                  1997         -          -                         -

(1)  "All Other Compensation" includes relocation and related expenses.
(2)  Mr. Standig resigned from the Company on March 1, 1999 (effective March 26,
     1999).

EMPLOYMENT AGREEMENTS

  On February 4, 1998, Triton Management Co. (Management Co.), a wholly-owned subsidiary of Triton, entered into an employment agreement with Michael Kalogris, Chairman of the Board of Directors and Chief Executive Officer of the Company. The Kalogris employment agreement has a term of five years unless terminated earlier by either Mr. Kalogris or Holdings. Mr. Kalogris may terminate his employment agreement (i) at any time at his sole discretion upon 30 days' prior written notice and (ii) immediately, upon written notice, if (A) there is a Change of Control (as defined in the Kalogris employment agreement) or (B) Mr. Kalogris is demoted, removed or not re-elected as Chairman of the Board of Directors of Holdings (as used in this paragraph, "Good Reason"); provided, that following the IPO Date (as defined herein), so long as Mr. Kalogris remains a member of the Board of Directors and Chief Executive Officer of Holdings, it is not considered "Good Reason" if Mr. Kalogris is no longer Chairman of the Board of Directors. Holdings may terminate the Kalogris employment agreement (i) at any time, upon written notice, at the sole discretion of Holdings (as used in this paragraph, "Without Cause") and (ii) for cause or the death or disability of Mr. Kalogris. Mr. Kalogris is entitled to receive from Holdings upon termination of the Kalogris employment agreement by Mr. Kalogris for Good Reason or by Holdings Without Cause the following severance benefits: (A) $1.0 million, (B) up to an additional $500,000 if Mr. Kalogris is unable to secure employment in a senior executive capacity by the second anniversary date of the termination of the agreement, (C) if the termination occurs prior to February 4, 2001, 50% of all shares of common stock that are unvested under such employment agreement as of such date will vest and, if the termination occurs between February 4, 2001 and February 3, 2002, 25% will vest and, if the termination occurs after such period, none will vest and (D) Holdings will allow Mr. Kalogris to participate in all health, dental, disability and other benefit plans maintained by Holdings for a period of two years following the date of termination of the agreement. In the event Mr. Kalogris' employment is terminated on or after the initial five year term of the Kalogris employment agreement, or due to Holdings' failure to renew the Kalogris employment agreement, Holdings will pay Mr. Kalogris a severance benefit in the amount of his base salary at such time. The Kalogris employment agreement provides for an initial annual base salary of $350,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on the Company's performance. Mr. Kalogris is also entitled to acquire shares of Holdings' Series C preferred stock pursuant to a stock purchase plan to be created by Holdings as promptly as practicable pursuant to the terms of the Kalogris employment agreement and is required to invest toward the purchase of such shares 30% of any amounts he receives on account of an annual bonus in excess of 50% of his base salary.

  On February 4, 1998, Management Co. entered into an employment agreement with Steven Skinner, President and Chief Operating Officer of the Company. The Skinner employment agreement has a term of five years unless terminated earlier by either Mr. Skinner or Holdings. Mr. Skinner may terminate his employment agreement (i) at any time at his sole discretion upon 30 days' prior written notice and (ii) immediately, upon written notice, if (A) there is a Change of Control (as defined in the Skinner employment agreement) or (B) Mr. Skinner is demoted, removed or, prior to the IPO Date, not re-elected to the Board of Directors of Holdings (as used in this paragraph, "Good Reason"). Holdings may terminate the Skinner employment agreement (i) at any time, upon written notice, at the sole discretion of Holdings (as used in this paragraph, "Without Cause") and (ii) for cause or the death or disability of Mr. Skinner. Mr. Skinner is entitled to certain benefits from Holdings upon termination of the Skinner employment agreement by Mr. Skinner for Good Reason or by Holdings Without Cause. Mr. Skinner is entitled to receive from Holdings upon termination of the Skinner employment agreement by Mr. Skinner for Good Reason or by Holdings Without Cause the following severance benefits: (A) $675,000, (B) up to an additional $337,500 if Mr. Skinner is unable to secure employment in a senior executive capacity by the second anniversary date of the termination of the agreement, (C) if the termination occurs prior to February 4, 2001, 50% of all shares of Common Stock that are unvested under such employment agreement as of such date will vest and, if the termination occurs between February 4, 2001 and February 3, 2002, 25% will vest and, if the termination occurs after such period, none will vest and (D) Holdings will allow Mr. Skinner to participate in all health, dental, disability and other benefit plans maintained by Holdings for a period of two years following the date of termination of the agreement. In the event Mr. Skinner's employment is terminated on or after the initial five year term of the Skinner employment agreement, or due to Holdings' failure to renew the Skinner Employment agreement, Holdings will pay Mr. Skinner a severance benefit in the amount of his base salary at such time. The Skinner employment agreement provides for an initial annual base salary of $225,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on the Company's performance. Mr. Skinner is also entitled to acquire shares of Holdings' Series C preferred stock pursuant to a stock purchase plan and is required to invest toward the purchase of such shares 30% of any amounts he receives on account of an annual bonus in excess of 50% of his base salary.

  On January 8, 1998, Management Co. entered into an employment agreement with Clyde Smith, Executive Vice President and Chief Technical Officer of the Company. The Smith employment agreement has a term of five years unless terminated earlier by either Mr. Smith or Management Co. Mr. Smith may terminate his employment agreement (i) at any time at his sole discretion upon 60 days' prior written notice and (ii) upon 60 days' written notice, in the event that the employment by the Company of each of Michael Kalogris and Steve Skinner has been terminated during the five year period (as used in this paragraph, "Good Reason"). Management Co. may terminate the Smith employment agreement (i) at any time, upon 60 days' written notice, at the sole discretion of Management Co. (as used in this paragraph, "Without Cause") and (ii) for cause (as defined in the Smith employment agreement) or at the death, or due to a specified period of disability, of Mr. Smith (as described in the Smith employment agreement). Mr. Smith is entitled to certain benefits from Management Co. upon termination of the Smith employment agreement prior to the termination of five years by Mr. Smith for Good Reason or by Management Co. Without Cause. Mr. Smith is entitled to received from Management Co. upon termination of the Smith employment agreement prior to the termination of five years by Mr. Smith for Good Reason or by Management Co. Without Cause the following severance benefits: (A) an amount equal to 150% of Mr. Smith's then annual base salary and
(B) vesting of certain of Mr. Smith's unvested shares as follows: (1) the percentage of unvested shares that would have vested in the year following the year of his termination and (2) a pro rata amount (based on the number of days worked that year) of the shares that would have vested in the year of Mr. Smith's termination. The Smith employment agreement provides for an initial annual base salary of $220,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on the Company's performance. After the first calendar year of the Employment Period, the Company has agreed to pay Mr. Smith a guaranteed bonus of 100% of his base salary. Mr. Smith has also received 3,762.01 shares of common stock, such shares to vest according to the schedule set forth in a letter agreement dated as of February 4, 1998, as amended, between Management Company and Mr. Smith.

Item 12.                      SECURITY OWNERSHIP

  The following table sets forth, as of December 31, 1998, certain information with respect to the beneficial holdings of each director, each of the Named Executive Officers and all executive officers and directors as a group, of Holdings, as well as the holding of each stockholder of Holdings who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of the common stock and the Series C preferred stock, based upon Company records. Shares of Series C preferred stock are convertible immediately into shares of common stock on a one-for-one basis, and accordingly, holders of Series C preferred stock are deemed to own the same number of shares of common stock. On all matters to be submitted to the stockholders of Holdings, the holders of the Series C preferred stock have the right to vote on an as-converted basis as a single class with the holders of the common stock.


                                                                                                          TOTAL
                                            COMMON STOCK                PREFERRED STOCK
                                     ---------------------------  ---------------------------  ---------------------------
             NAME (1)                    NUMBER      PERCENTAGE       NUMBER      PERCENTAGE       NUMBER      PERCENTAGE
-----------------------------------  --------------  -----------  --------------  -----------  --------------  -----------
Michael Kalogris.................... 165,515.56(9)         61.7%       5,000               *%  170,515.56             6.4%
Steven Skinner......................  80,537.70(10)        30.0        2,500               *    83,037.70             3.1
Clyde Smith.........................   4,295.34(11)         1.6           --              --     4,295.34               *
David Clark.........................   8,053.77(12)         3.0           --              --     8,053.77               *
David Standig.......................   4,026.89(13)         1.5           --              --     4,026.89               *
Scott Anderson......................     967.20               *           --              --       967.20               *
John Beletic........................     967.20               *           --              --       967.20               *
Arnold Chavkin(2)...................         --              --           --              --           --              --
William Hague.......................         --              --           --              --           --              --
John Watkins(3).....................         --              --           --              --           --              --
CB Capital Investors, L.P.(4).......         --              --   533,510.62            22.1   533,510.62            19.9
J.P. Morgan Investment
 Corporation(5).....................         --              --   469,113.00(15)        19.4   469,113.00(15)        17.5
Desai Capital Management
 Incorporated(6)....................         --              --   517,510.62(16)        21.4   517,510.62(16)        19.3
Toronto Dominion Capital (USA),
 Inc.(7)............................         --              --   129,378.18             5.4   129,378.18             4.8
First Union Capital Partners,
 Inc................................         --                   177,385.94             7.3   177,385.94             6.6
DAG - Triton PCS, L.P...............                               80,788.15             3.3    80,788.15             3.0
AT&T Wireless PCS, Inc.(8)..........                              500,944.49(17)        17.3   500,944.49(17)        18.7
All directors and executive
 officers........................... 268,459.01(14)       100.0     7,500.00               *   275,959.01            10.3

  * Represents less than 1%.
(1) Unless otherwise indicated, the address of each person listed in this table is c/o Triton PCS, Inc., 375 Technology Drive, Malvern, PA 19355.
(2) CB Capital Investment Inc. is the sole general partner of CB Capital Investors, L.P. Mr. Chavkin is a vice president of CB Capital Investments Inc. Mr. Chavkin disclaims beneficial ownership of any such shares.
(3) Mr. Watkins is a managing director and an officer of J.P. Morgan Investment Corporation. Mr. Watkins disclaims beneficial ownership of any such shares.
(4) The address of this person is 380 Madison Avenue, New York, NY 10017.
(5) The address of this person is 101 California Street, San Francisco, CA
    94111.
(6) The address of this person is 540 Madison Avenue, New York, NY 10022.
(7) The address of this person is 31 West 52nd Street, New York, NY 10019.
(8) The address of this person is 5000 Carillon Point, Kirkland, WA 98033.

(9) Includes 58,131.96 shares held by Mr. Kalogris as trustee under the Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated June 26, 1998 (the "Common Stock Trust Agreement"), pursuant to which the Company will distribute Common Stock to management employees and independent directors. 96,645.24 of the 107,383.60 shares of common stock directly held by Mr. Kalogris are subject to forfeiture in accordance with the Kalogris employment agreement.
(10) 63,483.93 of the 80,537.70 shares of common stock are subject to forfeiture in accordance with the Skinner employment agreement.
(11) All 3,762.01 shares of common stock are subject to forfeiture in accordance with the Smith employment agreement.
(12) All 8,053.77 shares of common stock are subject to forfeiture in accordance with the letter agreement, dated as of February 4, 1998, between the Company and Mr. Clark.
(13) All 4,026.89 shares of common stock are subject to forfeiture in accordance with the letter agreement, dated as of February 4, 1998, between the Company and Mr. Standig. Mr. Standig resigned from the Company on March 1, 1999 (effective as of March 26, 1999). In connection with the termination of his employment, as of March 29, 1999, Mr. Standig's share ownership in Holdings was reduced to 805.36 fully vested shares. The remaining shares were sold back to the Company and will be eligible for distribution to management members and independent directors of Holdings pursuant to the Common Stock Trust Agreement.
(14) See footnotes (9)-(13). Also includes 2,684.59 shares of common stock held by a certain management employee, all of which are subject to forfeiture in accordance with the terms of a letter agreement with such employee, and 1,410.76 shares of Common Stock held by a certain former management employee, all of which are subject to forfeiture in accordance with the terms of a separation agreement with such former employee.
(15) Includes 23,907 shares of Series C Preferred Stock held by Sixty Wall Street SBIC Fund, L.P., an affiliate of J.P. Morgan Investment Corporation.
(16) Consists of 258,755.31 shares of Series C Preferred Stock held by Private Equity Investors III, L.P., and 258,755.31 shares of Series C preferred stock held by Equity Linked Investors II, each an affiliate of Desai Capital Management Incorporated.
(17) Consists of 500,944.49 shares of Series D Preferred Stock. Shares of Series D Preferred Stock are convertible into an equivalent number of shares of Series C Preferred Stock at any time. AT&T Wireless PCS, Inc. also owns 732,371 shares of Series A Preferred Stock.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The closing under the securities purchase agreement occurred on February 4, 1998. Certain terms under the securities purchase agreement and the AT&T agreements were modified pursuant to the closing agreement, dated as of February 4, 1998, by and among the parties to the securities purchase agreement. The securities purchase agreement and the AT&T agreements are summarized below as modified by the closing agreement. The following summary of the material provisions of the securities purchase agreement and the AT&T agreements does not purport to be complete and is qualified in its entirety by reference to such agreements.

THE SECURITIES PURCHASE AGREEMENT

  Pursuant to the securities purchase agreement, dated as of October 8, 1997, by and among AT&T PCS, the Cash Equity Investors, Michael Kalogris, Steven Skinner (Steven Skinner together with Michael Kalogris, the "Management Stockholders") and Holdings, AT&T transferred to Triton certain PCS licenses, which cover 20 MHz of authorized frequencies, and entered into certain other agreements, in exchange for 732,371 shares of Series A preferred stock and 366,131 shares of Series D preferred stock, such shares having an aggregate value of approximately $79.0 million and $39.5 million, respectively.

AT&T has retained 10 MHz of spectrum within the Licensed Areas for use as a non-mobility wireless provider.

  Chase Capital Partners, J.P. Morgan Investment Corporation, Desai Capital Management Incorporated, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc. and DAG-Triton PCS, L.P. have severally made irrevocable commitments to contribute to Holdings approximately $39.8 million, $39.8 million, $39.8 million $9.9 million, $5.0 million and $5.0 million, respectively, in cash in exchange for approximately 398,000 shares, 398,000 shares, 398,000 shares, 99,000 shares, 50,000 shares and 50,000 shares, respectively, of Series C preferred stock, and Michael Kalogris and Steven Skinner have severally made irrevocable commitments to contribute to Holdings $500,000 and $250,000, respectively, in cash in exchange for 5,000 shares and 2,500 shares, respectively, of Series C preferred stock. The Cash Equity Investors, together with the Management Stockholders, have contributed an aggregate of $80 million of their $140 million commitment as of December 31, 1998. The Cash Equity Investors and the Management Stockholders are required to contribute the unfunded portion of their respective commitments under the securities purchase agreement (the "Unfunded Commitment Amount") to Holdings on the second, and third anniversary dates of the securities purchase closing
Date. Each Cash Equity Investor's obligation to make capital contributions to Holdings after the securities purchase closing Date in respect of its unfunded commitment amount is (i) an unconditional and irrevocable obligation, and is not subject to counterclaim, set-off, deduction or defense, or to abatement, suspension, deferment, diminution or reduction for any reason whatsoever and
(ii) secured by a pledge of all shares of Series C preferred stock issued to such party under the securities purchase agreement pursuant to a pledge agreement between Holdings and such party.


THE MYRTLE EQUITY CONTRIBUTION

  Pursuant to a preferred stock purchase agreement, dated as of June 29, 1998, Holdings received additional equity contributions of approximately $10.2 million, $10.0 million, $9.8 million, $2.5 million, $1.2 million and $1.2 million, respectively, from Chase Capital Partners, J.P. Morgan Investment Corporation, Desai Capital Management Incorporated, Toronto Dominion Capital
(USA), Inc., First Union Capital Partners, Inc. and Duff Ackerman Goodrich & Assoc. L.P. in exchange for approximately 102,000 shares, 100,000 shares, 98,000 shares, 25,000 shares, 12,000 shares and 12,000 shares, respectively, of Series C preferred stock on terms substantially similar to those set forth in the 1997 securities purchase agreement. These contributions were concurrently contributed to Triton.


THE NORFOLK CONTRIBUTION

Pursuant to the terms of a Norfolk Preferred Stock Purchase agreement dated as of December 31, 1998, Holdings received an additional contribution of $16.5 million from certain of the Cash Equity Investors in order to fund a portion of the $111 million purchase price for the Norfolk Acquisition. In consideration therefor, at the closing of such acquisition, Holdings issued to such Cash Equity Investors an additional $16.5 million of Holdings' Series C preferred stock which it contributed to the Company. At closing, Holdings also issued to AT&T PCS an additional $14.6 million of Holdings' Series D preferred stock. The balance of the purchase price was financed through use of $96.6 million from the net proceeds of the Private Offering.

THE AT&T AGREEMENTS

 The Stockholders' Agreement

  General.   Pursuant to a stockholders' agreement, dated as of February 4,
1998, by and among AT&T PCS, the Cash Equity Investors, the Management Stockholders, David Clark, Clyde Smith, Patricia Gallagher, David Standig and Michael Mears (collectively the "Other Management Stockholders") and

Holdings, the stockholders and Holdings have agreed to certain matters in connection with the management and operations of the Company and the sale, transfer or other disposition of the capital stock of Holdings.

  Board of Directors.   Holdings is governed by a Board of Directors consisting
of seven persons, and, unless otherwise required, actions of the Board of Directors require the affirmative vote of a majority of the entire Board of Directors. The stockholders have agreed to vote for the seven persons as follows: (i) two directors selected by a majority in interest of common stock and securities convertible into common stock held by the Cash Equity Investors in their sole discretion, (ii) two directors selected by a majority in interest of common stock and securities convertible into common stock held by the Cash Equity Investors, which directors shall be acceptable to Michael Kalogris and Steven Skinner, on the one hand, and AT&T PCS, on the other hand, each in their sole discretion, (iii) Michael Kalogris so long as he is an officer of Holdings,
(iv) Steven Skinner so long as he is an officer of Holdings, and (v) one director selected by AT&T PCS in its capacity as holder of the Series A preferred stock so long as it has the right to elect one director in accordance with the Restated Certificate of Incorporation (as defined herein). Representatives of AT&T PCS and certain Cash Equity Investors also have the right to attend each meeting of the Board of Directors as observers, provided that certain capital stock ownership thresholds are met. Any transactions between the Company and the stockholders (other than the AT&T Agreements and other arms-length agreements or transactions entered into from time to time between the Company and AT&T) must be approved by a majority of disinterested directors. Under the stockholders' agreement, the two directors selected pursuant to clause (ii) above of this paragraph are deemed not to have been designated by any of the stockholders. If an executive committee of the Board of Directors is formed, it must consist of at least the Series A Director, one of the directors selected pursuant to clause (i) above of this paragraph and Michael Kalogris (so long as he is an officer of Holdings). The Cash Equity Investors also have agreed to contribute all or part of the unfunded commitment amount at any time to Holdings upon 20 business days' notice from the Board of Directors.

  Restrictions on Transfer.   The stockholders' agreement imposes numerous
restrictions with respect to the sale, transfer or other disposition of the capital stock of Holdings. Generally, prior to the date on which Holdings receives in excess of $20 million in gross proceeds from the sale of common stock pursuant to a registration statement under the Securities Act (the "IPO Date"), no Transfers are permitted except: (i) Series C preferred stock, Series D preferred stock and common stock may be transferred (at any time) (A) to an affiliate of a person that is a transferee or a successor in interest to any or all of such person's capital stock of Holdings and that is required to become a party to the stockholders' agreement in accordance with the terms thereof (an "Affiliated Successor") or (B) in the case of a transfer by a Cash Equity Investor, to any partners, limited partners or members of a Cash Equity Investor that are transferees of Series C preferred stock or common stock pursuant to distributions in accordance with the partnership agreement or operating agreement of such Cash Equity Investor (an "Equity Investor Affiliate"), (ii) after the third anniversary of the securities purchase closing date, the Cash Equity Investors may Transfer Series C preferred stock or common stock to another Cash Equity Investor, and (iii) after the third anniversary of the securities purchase closing date, Series C preferred stock and common stock may be transferred to any person (except a prohibited transferee), subject to certain rights of first refusal of the non-transferring stockholders (the "Rights of First Refusal"). Additionally, prior to the IPO Date, (x) no Cash Equity Investor nor AT&T PCS may Transfer less than all of its Series C preferred stock or common stock to any person except an Affiliated Successor or a Equity Investor Affiliate unless after giving effect to such Transfer, the transferor and the transferee will each own at least the lesser of (A) 5% of common stock and (B) one-half of the common stock beneficially owned by such transferor on the date of Transfer, and (y) no Management Stockholder or Other Management Stockholder (together, the "Employee Stockholders") may effect more that one Transfer of its common stock during any 12-month period to any person other than an Affiliated Successor.

  On and after the IPO Date, no Transfers of Series D preferred stock or common stock are generally permitted except: (i) after the third anniversary of the securities purchase closing date, the Cash Equity Investors may Transfer Series C preferred stock or common stock to another Cash Equity Investor, (ii) Series D preferred stock and common stock may be transferred (at any time) to an Affiliated Successor or an Equity Investor Affiliate and (iii) common stock may be transferred to any person, subject to certain rights of first refusal.

  AT&T PCS is subject to all of the foregoing restrictions with respect to its Series C preferred stock and common stock. AT&T PCS may not Transfer any of its Series D preferred stock at any time other than to an Affiliated Successor. Finally, with respect to AT&T PCS' Series A preferred stock, (a) prior to the IPO Date, no Transfers are permitted except (i) to an Affiliated Successor or
(ii) to any person after first complying with certain provisions relating to the rights of first refusal, and (b) on or after IPO Date, no Transfer restrictions exist.

  In addition to the foregoing transfer restrictions, each stockholder has agreed, subject to certain exceptions, not to Transfer any Series A preferred stock, Series B preferred stock, Series D preferred stock or common stock to a Prohibited Transferee. A "Prohibited Transferee" is defined generally as one of the three largest carriers (other than AT&T, or any person that derives a material portion of its business from wireless communications systems and utilizes TDMA technology in a substantial majority of those systems) of telecommunications services that currently constitute interexchange services.

  Registration Rights.   The stockholders' agreement grants certain demand and
piggyback registration rights to the Stockholders. On or after the 91st day after the IPO Date, the following Stockholders may cause an underwritten demand registration, subject to customary pro rata cutback and blackout restrictions, so long as such registration is reasonably expected to result in aggregate proceeds of at least $10 million: (a) AT&T PCS, (b) a holder of shares of Series C preferred stock or common stock (if such registration is reasonably expected to result in aggregate gross proceeds of at least $25 million) or (c) Employee Stockholders beneficially owning at least 50.1% of the shares of common stock then beneficially owned by the Employee Stockholders. In addition to such demand registration rights, any Stockholder may piggyback on a registration by Holdings at any time (other than registrations on Forms S-4 or S-8 of the Securities
Act), subject to customary pro rata cutback restrictions. The demand and piggyback registration rights and obligations survive 20 years.

  Furthermore, if the IPO Date has not occurred by the fifth anniversary of the securities purchase closing date, Holdings, at the request of (i) any holders beneficially owning in the aggregate greater than one-third of the Series C preferred stock and common stock then outstanding or (ii) AT&T PCS for so long as it beneficially owns greater than two-thirds of the initial issuance to AT&T PCS of Series A preferred stock, shall undertake a registration of common stock that results in the IPO Date.

  Preemptive Rights.   The stockholders' agreement grants preemptive rights in
certain circumstances to the Stockholders. If, on or prior to the IPO Date, Holdings proposes to issue any equity security (including in an initial public offering, but excluding pursuant to any stock option or stock appreciation rights plan), for cash, each Stockholder shall have a preemptive right to purchase its pro rata portion of such securities.

  Exclusivity.   Holdings and the stockholders have also reached several
agreements regarding operational matters pertaining to the Company. The Stockholders have agreed that during the term of the Stockholders' Agreement, none of the Stockholders nor their respective affiliates will provide or resell, or act as the agent for any person offering, within the Territory (as defined in the stockholders' agreement) mobile wireless telecommunications services initiated or terminated using TDMA and frequencies licensed by the FCC ("Company Communications Services"), except AT&T PCS and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not yet placed a system into commercial service; provided that AT&T PCS has provided the Company with prior written notice of AT&T PCS' intention to do so and only dual band/dual mode phones are used in connection with such resale activities. Additionally, with respect to the markets listed in the roaming agreement, each of the Company and AT&T PCS agrees to cause their respective affiliates in their home carrier capacities to (a) program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and (b) refrain from inducing any of its customers to change such programming.

  Build-Out.   The Company is bound to certain operational obligations,
including meeting the construction requirements set forth in an agreed-upon minimum build-out plan, ensuring compatibility of the Company's PCS systems with the majority of systems in the southeastern region of the United States, satisfying the FCC construction requirements in the Territory, offering certain core service features with respect to its systems, causing the Company's systems to comply with AT&T PCS' TDMA quality standards, and refraining from providing or reselling interexchange services other than interexchange services that constitute Company Communications Services or that are procured from AT&T. In the event that the Company materially breaches any of the foregoing operational obligations or if, in the event AT&T PCS decides to adopt in a majority of its markets a new technology standard and the Company declines to adopt such new technology, AT&T PCS may terminate its exclusivity obligations.

  Certain Transactions.   In the event a merger, consolidation, asset
acquisition or disposition or other business combination involving (i) AT&T and
(ii) a person that (a) derives from telecommunications businesses annual revenues in excess of $5 billion, (b) derives less than one-third of its aggregate revenues from the provision of wireless telecommunications and (c) owns FCC licenses to offer (and does offer) mobile wireless telecommunications services serving more than 25% of the Pops within the Territory (such person, the "Other Party"), the Company and AT&T have certain rights, including the following: (i) AT&T may, upon written notice, terminate certain of its obligations described above under the caption "--Exclusivity" in the portion of the Territory in which the Other Party owns an FCC license to offer CMRS; provided, that, upon such termination, the Company has the right to cause AT&T PCS to exchange (A) certain shares of its Series A preferred stock into Series B preferred stock and (B) certain shares of its Series D preferred stock (or Series C preferred stock or common stock into which such Series D preferred stock has been converted) into Series B preferred stock; (ii) if AT&T PCS proposes to sell, transfer or assign to any non-affiliate any PCS system owned and operated by AT&T PCS and its affiliates in any of the Charlotte, NC, Atlanta, GA, Baltimore/Washington, D.C. or Richmond, VA BTAs (the "Subject Markets"), then AT&T PCS will provide the Company with the opportunity for a 180-day period to have AT&T PCS joint market with the applicable Subject Markets the portion of the Territory included in the MTA that includes such Subject Markets.

  Without the prior written consent of AT&T PCS, Holdings and its subsidiaries may not effect any sale of substantially all of the assets of Holdings or any of its subsidiaries or liquidation, merger or consolidation of Holdings or any of its subsidiaries, with certain limited exceptions.

  Acquisition of Licenses.   The Company may acquire cellular licenses that the
Board of Directors has determined are demonstrably superior alternatives to constructing a PCS system in the applicable area within the Territory, provided that: (i) a majority of the cellular Pops are within the Territory, (ii) AT&T PCS and its affiliates do not own Commercial Mobile Radio Service licenses in such area, and (iii) the Company's ownership of such cellular license will not cause AT&T PCS or any affiliate to be in breach of any law or contract.

  Equipment, Discounts and Roaming.   If requested by the Company, AT&T PCS has
agreed to use all commercially reasonable efforts (i) to assist the Company in obtaining discounts from any vendor with whom the Company is negotiating for the purchase of any infrastructure equipment or billing services and (ii) to enable the Company to become a party to the roaming agreements between AT&T PCS and its affiliates and operators of other cellular and PCS systems.

  Resale Agreements.   The Company, upon the request of AT&T PCS, will enter
into resale agreements relating to the Territory. The rates, terms and conditions of service provided by the Company shall be at least as favorable to AT&T PCS, taken as a whole, as the rates, terms and conditions provided by the Company to other customers.

  Subsidiaries.   All of Holdings' subsidiaries must be direct or indirect
wholly-owned subsidiaries of Holdings.

  Amendments.   Amendments to the stockholders' agreement require the consent of holders of (i) a majority of the shares of each class of capital stock, including AT&T PCS, (ii) two-thirds of the common stock beneficially owned by the Cash Equity Investors, and (iii) 60.1% of the common stock beneficially owned by the Employee Stockholders; provided however, that in the event any party thereto ceases to own any shares of Equity Securities, such party ceases to be a party to the stockholders' agreement and the rights and obligations of such party thereunder terminates.

  Termination.   The stockholders' agreement terminates upon the earliest to occur of (i) the written consent of each party thereto, (ii) the eleventh anniversary of the securities purchase closing date, and (iii) one Stockholder owning all the Common Stock; provided, some provisions expire on the IPO Date and certain consent rights of AT&T PCS expire when it fails to own the requisite amount of capital stock of Holdings.

 License Agreement

  Pursuant to the Network Membership License Agreement, dated as of February 4, 1998, between AT&T Corp. and Operating LLC, AT&T Corp. has granted to the Company a royalty-free, non-transferable, non-sublicensable, non-exclusive, limited right and license to use the Licensed Marks solely in connection with Licensed Activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression "Member, AT&T Wireless Services Network." The "Licensed Activities" include (i) the provision to end-users and resellers, solely within the Territory, of Company Communications Services on frequencies licensed to the Company for Commercial Mobile Radio Service provided in accordance with the AT&T Agreements (collectively, the "Licensed Services") and
(ii) marketing and offering the Licensed Services within the Territory. The License Agreement also grants to the Company the right and license to use Licensed Marks on certain permitted mobile phones.

  Except in certain instances, AT&T has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, Company Communications Services within the Territory under the Licensed Marks. In all other instances, AT&T reserves for itself the right to use the Licensed Marks in the providing of its services (subject to its exclusivity obligations described above), whether within or without the Territory.

  The license agreement contains numerous restrictions with respect to the use and modification of any of the Licensed Marks. Furthermore, the Company is obligated to use commercially reasonable efforts to cause all Licensed Services marketed and provided using the Licensed Marks to be of comparable quality to the Licensed Services marketed and provided by AT&T in areas that are comparable to the Territory taking into account, among other things, the relative stage of development of the areas. The license agreement also sets forth specific testing procedures to determine compliance with these standards, and affords the Company with a grace period to cure any instances of alleged noncompliance therewith. Following the cure period, the Company must cease using the Licensed Marks until the Company is back in compliance.

  The Company may not assign or sublicense any of its rights under the license agreement; provided, however, that the License Agreement may be, and has been, assigned to the Company's lenders under our Credit Facility and after the expiration of any applicable grace and cure periods under the Credit Facility, such lenders may enforce the Company's rights under the license agreement and assign the License Agreement to any person with AT&T's consent.

  The term of the license agreement is for five years (the "Initial Term") and renews for an additional five-year period if neither party terminates the Agreement. The license agreement may be terminated by AT&T at any time in the event of a significant breach by the Company, including the Company's misuse of any Licensed Marks, the Company licensing or assigning any of the rights in the license agreement, the Company's failure to maintain AT&T's quality standards or a change in control of the Company occurs. After the Initial Term, in the event AT&T converts any shares of Series A preferred stock into common stock in connection with a transaction described above under the caption "-- Stockholders' Agreement--" the license agreement terminates on the later of (i) two years from the date of such conversion and (ii) the then existing expiration date of the license agreement. After the Initial Term, AT&T may also terminate the license agreement upon the occurrence of certain transactions described above under the caption "--Stockholders' Agreement--."

 Roaming Agreement

  Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998, between AT&T Wireless Service, Inc. (on behalf of its affiliates) and Operating LLC (on behalf of the Company), each of AT&T and the Company agrees to provide (each in its capacity as serving provider, the "Serving Provider") mobile wireless radiotelephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a mobile wireless radiotelephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other charges). Each Service Carrier's service charges per minute or partial minute for the use for the first 3 years will be fixed at a declining rate, and thereafter will be equal to an adjusted average home rate or such lower rate as the parties negotiate from time to time; provided, however, that with respect to the Norfolk BTA, the service rate is equal to the lesser of (a) $0.25 per minute and (b) the applicable home rate of AT&T PCS, or such other rate as agreed to by the parties. Each Serving Carrier's toll charges per minute of use for the first 3 years will be fixed at a declining rate, and thereafter such other rates as the parties negotiate from time to time.

  The roaming agreement has a term of 20 years, unless earlier terminated by a party due to the other party's uncured breach of any term of the roaming agreement, the other party's voluntary liquidation or dissolution or the FCC revoking or denying renewal of the other party's license or permit to provide CMRS.

  Neither party may assign or transfer the roaming agreement or any of its rights thereunder except to an assignee of all or part of its license or permit to provide Commercial Mobile Radio Service, provided that such assignee expressly assumes all or the applicable part of the obligations of such party under the Roaming Agreement.

 Resale Agreement

  Pursuant to the terms of the stockholders' agreement, the Company is required to enter into a Resale Agreement, substantially in the form of Exhibit C to the securities purchase agreement (together with the stockholders' agreement, the license agreement and the roaming agreement, the "AT&T Agreements"), at the request of AT&T. Pursuant to the resale agreement, AT&T PCS will be granted the right to purchase and resell on a nonexclusive basis access to and usage of the Company's services in the Territory. AT&T PCS will pay to the Company the charges, including usage and roaming charges, associated with services requested by AT&T PCS under the Resale Agreement. The Company will retain the continuing right to market and sell its services to customers and potential customers.

  The resale agreement will have a term of ten years and will renew automatically for successive one-year periods unless either party elects to terminate the resale agreement. Following the eleventh anniversary of the Resale Agreement, either party may terminate on 90 days prior written notice. Furthermore, AT&T PCS may terminate the resale agreement at any time for any reason on 180 days written notice.

  Pursuant to the stockholders' agreement, Holdings has agreed that the rates, terms and conditions of service, taken as a whole, provided by the Company to AT&T PCS pursuant to the resale agreement shall be at least as favorable as (or if permitted by applicable law, superior to) the rates, terms and conditions of service, taken as a whole, provided by the Company to any other customer. Without limiting the foregoing, the rate plans offered by the Company pursuant to the resale agreement will be designed to result in a discounted average actual rate per minute paid by AT&T PCS for service below the weighted average actual rate per minute billed by the Company to its customers generally for access and air time.

  Neither party may assign or transfer the resale agreement or any of its rights thereunder without the other party's prior written consent, which will not be unreasonably withheld, except (a) to an affiliate of that party at the time of execution of the Resale Agreement, (b) by the Company to any of its operating subsidiaries, and (c) to the transferee of a party's stock or substantially all of its assets, provided that all FCC and other necessary approvals have been received.


OTHER RELATED PARTY TRANSACTIONS

  The Company is associated with Triton Cellular Partners L.P. by virtue of certain management overlap and the sharing of leased facilities. As part of this association, certain costs are incurred on behalf of Triton Cellular and subsequently reimbursed to the Company. Such costs totaled $482,000 during 1998. In addition, under agreement between the Company and Triton Cellular, allocations for management services rendered are charged to Triton Cellular. Such allocations totaled $469,000 during 1998. The outstanding balance at December 31, 1998 was $951,000. The Company expects settlement of these outstanding charges during 1999.

  Over the course of fiscal year 1997, Triton L.L.C., a predecessor of Triton License Company, incurred certain costs on behalf of Triton Cellular. Such costs
totaled $148,100 and will be reimbursed by Triton Cellular in 1998.   In
addition, the Company purchased $22,800 of equipment from Horizon Cellular Telephone Company, L.P. , an entity affiliated with the Company by virtue of management overlap and the sharing of leased facilities.

  On February 3, 1998, the Company entered into the credit facility. Certain affiliates of each of J.P. Morgan Investment Corporation, a holder of approximately 17% of the issued and outstanding capital stock of the Company, and CB Capital Investors, a holder of approximately 20% of the issued and outstanding capital stock of the Company, serve as agent and lenders under the credit facility. Each of the agent and lenders under the credit facility have received and will continue to receive customary fees and expenses in connection with the execution of the credit facility. To date, affiliates of J.P. Morgan Investment Corporation and CB Capital Investors, have received approximately $98 and $106, respectively, in their capacity as agent and lender under such facility.

  On February 4, 1998, Holdings entered into letter agreements with Messrs. Clark, Standig and Mears, and Ms. Gallagher in connection with their employment. Pursuant to such letter agreements they were issued shares of common stock which vest at 20 percent per year over a five year period. Messrs. Clark, Standig, and Mears received 7,053.77, 3,526.89, and 2,351.26, respectively, and Ms. Gallagher received 3,526.89. See "Security Ownership."

  On March 7, 1997, each of Chase Venture Capital Associates, L.P., an affiliate of Chase Capital Partners, and J.P., Morgan Investment Corporation provided $550,000 in financing, and on July 3, 1997, each of Chase Venture Capital Associates, L.P. and J.P. Morgan Investment Corporation provided an additional $250,000 in financing, to Triton L.L.C. in the form of convertible promissory notes in order to fund Triton L.L.C.'s start-up costs. The $1.6 million in notes originally bore interest at 14% annually, payable at maturity. On January 15, 1998, Triton L.L.C. assigned the notes to the Company. Triton, in conjunction with Holdings and the noteholders, subsequently negotiated a revised arrangement under which no interest would be paid on the notes and, in lieu of repaying the promissory notes in cash, the amount owed under such notes would be convertible into approximately $3.2 million worth of Holdings' Series C preferred stock. The conversion of the Triton L.L.C. notes into 16,000 shares each of Series C preferred stock occurred on February 4, 1998. The $1.6 million preferred return to the investors has been accounted for as a financing cost during the period the notes were outstanding. Accordingly, the Company has accrued $1.2 million in financing costs on the notes as of December 31, 1997. The remaining $0.4 million financing costs were recognized in the first quarter of calendar 1998.

  On January 19, 1998, Operating LLC entered into the Master Services Agreement with Wireless Facilities Inc. ("WFI") pursuant to which WFI will provide radio frequency design and system optimization support services to the Company. The Master Services Agreement could result in payments by the Company to WFI of up to $6.0 million. Mr. Scott Anderson, a director of Holdings, is also a director of WFI.

      On May 4, 1998, the Company consummated the private offering pursuant to which the Company raised net proceeds of approximately $291 million. J.P. Morgan Securities Inc. and Chase Securities Inc., each an affiliate of entities that own in the aggregate approximately 52.4% of the outstanding Series C preferred stock, acted as initial purchasers in connection with the private offering and received a placement fee of $6.3 million in connection therewith.

                   TRITON PCS, INC. AND PREDECESSOR COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                                   ($000'S)

                                                         Additions   Deductions       Add
                                             Balance at  charged to  credited to     Myrtle     Balance
                                             Beginning    cost and    costs and      Beach      at end
                                              of year     expenses    expenses    acquisitions   year
                                             ----------  ----------  -----------  ------------  -------
Year ended December 31, 1997

Allowance for doubtful accounts                       -           -            -             -        -

Year ended December 31, 1998

Allowance for doubtful accounts                       -      $  636         $480          $915   $1,071

                                  SIGNATURES


  Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Malvern, State of Pennsylvania on March 31, 1999.

                                  Triton PCS, Inc

                                  By:      /s/ Michael Kalogris
                                     -----------------------------------------
                                     Sole Director and Chief Executive Officer

                                  Triton Management Company, Inc.

                                  By:      /s/ Michael Kalogris
                                     -----------------------------------------
                                     Sole Director and Chief Executive Officer

                                  Triton PCS Holdings Company L.L.C.

                                  By:Triton Management Company, Inc., its
                                                    manager

                                  By:      /s/ Michael Kalogris
                                     -----------------------------------------
                                     Sole Director and Chief Executive Officer

                                  Triton PCS Property Company L.L.C., Inc.

                                  By:Triton Management Company, Inc., its
                                                    manager

                                  By:      /s/ Michael Kalogris
                                     -----------------------------------------
                                     Sole Director and Chief Executive Officer

                                  Triton PCS Equipment Company L.L.C.

                                  By:Triton Management Company, Inc., its
                                                 manager

                                  BY:      /s/ Michael Kalogris
                                     -----------------------------------------
                                     Sole Director and Chief Executive Officer

                                  Triton PCS Operating Company L.L.C.

                                  By:Triton Management Company, Inc., its
                                                   manager

                                  By:      /s/ Michael Kalogris
                                     -----------------------------------------
                                     Sole Director and Chief Executive Officer

                                  Triton PCS License Company L.L.C

                                  By:Triton Management Company, Inc., its
                                                 manager

                                  By:      /s/ Michael Kalogris
                                     -----------------------------------------
                                     Sole Director and Chief Executive Officer

                                  By:      /s/ David Clark
                                     -----------------------------------------
                                     Senior Vice President, Chief Financial
                                          Officer, and Secretary