Form 10-Q
period 1999-03-31
TRITON PCS INC
filed 1999-05-14
CIK 1064735

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE SECURITIES
    EXCHANGE ACT OF 1934

        COMMISSION FILE NUMBERS: 333-57715 and 333-57715-01 through 06

                               TRITON PCS, INC.
                     TRITON PCS OPERATING COMPANY L.L.C.*
                      TRITON PCS LICENSE COMPANY L.L.C.*
                     TRITON PCS EQUIPMENT COMPANY L.L.C.*
                      TRITON PCS PROPERTY COMPANY L.L.C.*
                      TRITON PCS HOLDINGS COMPANY L.L.C.*
                       TRITON MANAGEMENT COMPANY, INC.*
                             375 TECHNOLOGY DRIVE
                               MALVERN, PA 19355

                                (610) 651-5900

      DELAWARE                                      23-2930873
(State or other Jurisdiction               (I.R.S. Employer Identification
Of Incorporation or Organization)                    Number)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

*The registrants meet the conditions set forth in General Instruction H(i)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

                               TRITON PCS, INC.

                             FIRST QUARTER REPORT

                               Table of Contents

PART I      Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998

            Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1999 and 1998

            Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1999 and 1998

            Notes to the Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I.     Financial Information

Item I.     Financial Statements (unaudited)

                               TRITON PCS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   ($000's)

                                                         December 31,  March 31,
                                                             1998        1999
                                                                     (unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents                           $ 146,172   $ 100,152
      Marketable securities                                  23,612      53,087
      Due from related party                                    951       1,427
      Accounts receivable net of allowance for doubtful
           accounts of $1,071 and $555 respectively           3,102       7,638
      Inventory                                               1,433       6,739
      Prepaid expenses and other current assets               4,369       5,425
                                                          ---------   ---------
Total current assets                                        179,639     174,468

Property, plant, and equipment:
      Land                                                      313         313
      Network infrastructure and equipment                   34,147     170,558
      Office furniture and equipment                         17,642      26,769
      Capital lease asset                                     2,263       2,263
      Construction in progress                              145,667      31,734
                                                          ---------   ---------
                                                            200,032     231,637
Less accumulated depreciation                                (1,079)     (3,396)
                                                          ---------   ---------
Net property and equipment                                  198,953     228,241

Intangible assets, net                                      307,361     304,120
Deferred transaction costs                                      906       1,074
Other non current assets                                         --       2,000
                                                          ---------   ---------
Total assets                                              $ 686,859   $ 709,903
                                                          =========   =========

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
      Accounts payable                                    $  25,256   $  33,553
      Accrued payroll  and related expenses                   3,719       3,197
      Accrued expenses                                        3,646       1,184
      Accrued interest                                          545         933
      Capital lease obligations                                 281         280
                                                          ---------   ---------
Total current liabilities                                    33,447      39,147

Long-term debt                                              463,648     472,488
Capital lease obligations                                     2,041       1,997
Deferred income taxes                                        11,744      11,744

Shareholder's Equity:
Common stock, $.01 par value, 1,000 shares
  authorized, 100 shares issued and outstanding                  --          --
Additional paid-in capital                                  211,560     248,604
Accumulated deficit                                         (35,581)    (64,077)
                                                          ---------   ---------
Total shareholder's equity                                  175,979     184,527
                                                          ---------   ---------
Total liabilities  and shareholder's equity               $ 686,859   $ 709,903
                                                          =========   =========

         See accompanying notes to consolidated financial statements.

                               TRITON PCS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ($000's)

                                                              Three Months
                                                                 Ended
                                                                March 31,
                                                          1998           1999
                                                      (unaudited)    (unaudited)

Revenues:
   Service revenues                                     $     --      $  9,315
   Equipment revenues                                         --         2,225
                                                        --------      --------
   Total revenue                                              --        11,540


Expenses:
   Cost of service                                            --         5,402
   Cost of equipment                                          --         3,604
   Operations                                                592         3,478
   Selling and marketing                                      --         6,659
   General and administrative                              2,091         6,502
   Depreciation and amortization                              --         5,511
                                                        --------      --------

   Loss from operations                                    2,683        19,616

Interest expense, net of capitalized interest                306        10,000
Interest income                                               --        (1,076)
Other income, net                                             --           (44)
                                                        --------      --------

Loss before taxes                                          2,989        28,496

Tax benefit                                               (2,847)           --
                                                        --------      --------
Net loss                                                $    142      $ 28,496
                                                        ========      ========

         See accompanying notes to consolidated financial statements.

                               TRITON PCS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($000's)
                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                         1998            1999
                                                     (unaudited)     (unaudited)
Cash flows from operating activities:
Net loss                                              $    (142)     $ (28,496)

Adjustments to reconcile net loss to cash
used in operating activities:
      Depreciation and amortization                         557          5,511
      Amortization of bond discount                          --            151
      Deferred income taxes                              (2,847)            --
      Accretion of interest                                  --          8,691

      Change in operating assets and liabilities:
      Accounts receivable                                    --         (4,536)
      Inventory                                              --         (5,306)
      Prepaid expenses and other current assets             (17)        (1,057)
      Other noncurrent assets                                --         (2,228)
      Accounts payable                                    1,410         (4,651)
      Accrued expenses                                     (182)        (2,986)
      Accrued interest                                   (1,228)           663
                                                      ---------      ---------
      Net cash used in operating activities              (2,449)       (34,244)

Cash flows from investing activities:
Capital expenditures                                     (3,842)       (18,657)
Purchase of marketable securites                             --        (29,475)
Escrow deposit                                           (8,000)            --
                                                      ---------      ---------
      Net cash used in investing activities             (11,842)       (48,132)

Cash flows from financing activities:
Borrowings under credit facility                         67,956             --
Capital contributions from  parent                       41,255         37,044
Payment of deferred transaction costs                    (1,855)          (168)
Advances to related party, net                              (45)          (475)
Principal payments under capital lease obligations           --            (45)
                                                      ---------      ---------
      Net cash provided by financing activities         107,311         36,356
                                                      ---------      ---------
Net increase  (decrease) in cash                         93,020        (46,020)

Cash and cash equivalents, beginning of period           11,362        146,172
                                                      ---------      ---------

Cash and cash equivalents, end of period              $ 104,382      $ 100,152
                                                      =========      =========

         See accompanying notes to consolidated financial statements.

                                TRITON PCS, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)

(1)   Basis of Presentation

      The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of the Company. The results of operations for the three months ended March 31, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. The financial information presented herein should be read in conjunction with the combined financial statements for the year ended December 31, 1998 which include information and disclosures not included herein.

      The consolidated accounts of the Company include Triton PCS, Inc; Triton PCS Holdings Company L.L.C.; Triton Management Company, Inc.; Triton PCS Property Company L.L.C., Triton PCS Equipment Company L.L.C.; Triton PCS Operating Company L.L.C.; Triton PCS License Company L.L.C. ("License Company"); and Triton PCS Investment Company L.L.C.. All significant intercompany accounts or balances have been eliminated in consolidation.

(2)   Potential Exchange

      On March 24, 1998, the Company entered into a non-binding letter of intent related to certain transactions with AT&T Wireless PCS, Inc. ("AT&T"), including the potential acquisition of 1.9 million additional net incremental Pops. The arrangement between the parties has been modified to only include the exchange by License Company of 512,000 Pops located in the Hagerstown, MD and Cumberland, MD BTAs for 517,000 Pops of AT&T located in certain counties in the Savannah, GA and Athens, GA BTAs, all of which are contiguous to the Company's existing service area. Due to the difference in value per Pop of the BTAs exchanged, consideration of approximately $9.7 million, all of which is expected to be represented by non-cash equity interests in Triton PCS Holdings, Inc. ("Holdings") will be issued to AT&T. The transaction is subject to execution of a definitive exchange agreement and closing conditions typical in transactions of the nature contemplated thereby. The networks relating to the Savannah and Athens Pops have not been built. However, the Company expects that the Pops will be included in the current build-out plan developed for the Company's existing footprint.

(3)   Capital Contributions

      On February 4, 1998, pursuant to a securities purchase agreement, Holdings issued $140.0 million of Series C Preferred Stock to certain institutional investors and management stockholders. The securities purchase agreement requires the institutional investors and management stockholders to fund their unconditional and irrevocable obligations in installments in accordance with the following schedule:


      Date Due                                                          Amount
                                                                     ($Millions)
      Initial closing (funded February 4, 1998)                        $ 45.0
      First anniversary of initial closing (funded February 4, 1999)     35.0
      Second anniversary of initial closing                              35.0
      Third anniversary of initial closing                               25.0
                                                                       ------
           Total                                                       $140.0
                                                                       ======

                                TRITON PCS, INC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999 and 1998
                                  (unaudited)

      The securities purchase agreement provided that the initial cash contributions and the unfunded commitments to be made to Holdings. Holdings has directed that all cash contributions subsequent to the initial cash contribution be made directly to the Company.

      As of March 31, 1999, Holdings received $51.4 million of additional equity contributions, of which $35.0 million related to the acquisition of the Myrtle Beach System and $16.4 million related to the Norfolk Acquisition. These funds were concurrently contributed to the Company.

      (4) Myrtle Beach Acquisition

      On June 30, 1998, the Company acquired an existing cellular system for a purchase price of approximately $164.5 million from Vangard Cellular Systems. The following unaudited pro forma information has been prepared assuming that this acquisition had taken place on January 1, 1998. The pro forma information includes adjustments to interest expense that would have been incurred to finance the purchase, additional depreciation based on the fair market value of the property, plant and equipment acquired, and the amortization of intangibles arising from the transaction.

                                          For the Three Months Ended March 31,
                                                         ($000)
                                               1998                  1999
                    Revenues                 $  6,000                11,540
                    Net Income (loss)        $(13,031)             $(28,496)

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

GENERAL

The following discussion and analysis is based upon the consolidated financial statements of the Company for the periods presented herein, and should be read in conjunction with the combined financial statements as of December 31, 1998 and for the year then ended.

OVERVIEW

The Company intends to become a leading provider of wireless broadband personal communications services ("PCS") in the southeastern United States. The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon Cellular Group, along with various equity investors, with the intent to develop and operate a leading PCS network in the Southeast.

The Company has entered into a joint venture with AT&T Wireless PCS, Inc. ("AT&T"), whereby the Company is positioned as the exclusive provider of wireless mobility services under the AT&T consumer brand name in the southeastern United States. The Company is also party to agreements with AT&T that allow the Company to benefit from AT&T's nationwide wireless footprint, as well as promotional and marketing efforts, and provide the Company with favorable roaming and long distance rates for services on AT&T's wireless and long distance networks.

The Company provides services in a contiguous area covering approximately 13 million Pops in the southeastern United States, including such major population and business centers as Charleston, SC, Columbia, SC, Greenville/Spartanburg, SC, Norfolk, VA, Richmond, VA and Augusta, GA, as well as major resort destinations such as Myrtle Beach, SC, Hilton Head, SC and Kiawah Island, SC.

To date, the Company has incurred expenditures in connection with the establishment of its business, raising capital, the initial design and construction of its PCS network, and engineering, marketing, administrative and other start-up related expenses. The Company launched commercial service in eight markets serving approximately 5 million Pops during the first quarter of 1999. Upon completion of the initial buildout, the Company intends to target the remaining cities, connecting highway corridors and counties along the interstates with population densities of 50 or more per square mile. The Company expects to extend its coverage to approximately 80% of the Pops in its licensed area by the end of the fourth quarter of 2002, which the Company believes will generally provide greater coverage than current cellular operators in such markets. The extent to which the Company is able to generate operating revenues and earnings is dependent on a number of business factors, including construction of the network at or below its estimated costs, successful deployment of the PCS network and attainment of profitable levels of market demand for the Company's products and services.

POTENTIAL EXCHANGE

On March 24, 1998, the Company entered into a non-binding letter of intent with AT&T related to certain transactions, including the potential acquisition of 1.9 million additional net incremental Pops. The arrangement has been modified to only include the exchange by Triton PCS License Company L.L.C. ("License Company") of 512,000 Pops located in the Hagerstown, MD and Cumberland, MD BTAs for 517,000 Pops of AT&T located in certain counties in the Savannah, GA and Athens, GA BTAs, all of which are contiguous to the Company's existing service area. Due to the difference in value per Pop of the BTAs exchanged, consideration of approximately $9.7 million, all of which is expected to be represented by non-cash equity interests in Holdings, will be issued to AT&T. The transaction is subject to execution of a definitive exchange agreement and closing conditions typical in transactions of this nature. The networks relating to the Savannah and Athens Pops have not been built. However, the Company expects that the Pops will be included in the current build-out plan developed for the Company's existing footprint.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Revenues for the three months ended March 31, 1999 were $11.5 million related exclusively to services launched in eight markets during the first quarter 1999 and ongoing services provided in the Myrtle Beach area. At March 31, 1999, subscribers totaled 43,741, representing an incremental increase of 9,897 for the three-month period, resulting primarily from the service launches. Service revenues were $9.3 million. The average revenue per subscriber was $47.30, reflecting average minutes of use per subscriber of 186. Included in service revenues were roaming revenues of $2.8 million, reflecting total roaming minutes of use of approximately 7.3 million, generated primarily from the newly launched markets.

Costs of services includes the cost of interconnection, cell site costs, roaming validation, toll costs, and supplementary services. Costs of services were $5.4 million for the three months ended March 31, 1999, resulting exclusively from the eight market launches and existing operations in Myrtle Beach.

Equipment margins were a loss of $1.4 million for the three months ended March 31, 1999. The Company expects to continue subsidizing the cost of handsets to consumers for the foreseeable future.

Operations costs, which include the costs of maintaining the network systems, were $3.5 million for the three months ended March 31, 1999, an increase of $2.9 million over the same period in 1998, primarily as a result of commencing operations of the initial network build-out.

Selling and marketing costs were $6.7 million for the three months ended March 31, 1999. The costs were incurred exclusively due to advertising and promotional activities related to the launch of eight markets in the first quarter and the establishment of the Company's distribution channels.

General and administrative expenses were $6.5 million for the three months ended March 31, 1999, an increase of $4.4 million over the same period in 1998, primarily as a result of increased employee headcount, costs associated with the Company's corporate and regional administrative offices, and costs associated with commencment of operations in two regional call centers.

For the three months ended March 31, 1999, depreciation and amortization expense was $5.5 million. This amount relates exclusively to depreciation on network equipment and the amortization of licenses put into service during the first quarter related to the market launches and amortization attributable to certain agreements acquired in the AT&T transaction.

For the three months ended March 31, 1999, interest expense was $10.0 million, net of capitalized interest of $3.0 million, an increase of $9.7 million over the same period in 1998. The increase is attributable to increased borrowings of $472.5 million as compared to $75.0 million in the same period in 1998. The Company's weighted average interest rate was 10.07%.

For the three months ended March 31, 1999, interest income was $1.1 million. This amount relates primarily to interest income on the Company's cash and cash equivalents. The average available cash balance for the three months ended March 31, 1999 was $161.5 million, as compared to the $101.0 million for the same period in 1998. The available cash balance is due primarily from cash generated throughout the last 12 months from net proceeds of $291 million from the issuance of subordinated debt, borrowings of $150 million under the Company's bank credit facility, and $119.7 million of capital contributions, offset by capital expenditures related to the network build-out.

For the three months ended March 31, 1999, the net loss was $28.5 million as compared to $0.1 million for the same period in 1998. The net loss increased $28.4 million, resulting primarily from the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had $100.2 million in cash and cash equivalents, as compared to $146.2 million in cash and cash equivalents at December 31, 1998. Net working capital was $135.3 million at March 31, 1999 and $146.2 million at December 31, 1998.

Net Cash Used in Operating Activities

Cash used by operating activities of $34.2 million arose primarily from an increase in sales, marketing and operating activities related to launching eight new markets and the commencing of operations in two regional call centers.

Net Cash Used in Investing Activities

Cash used by investing activities of $48.1 million arose from the purchase of marketable securities of $29.4 million and capital expenditures related to the network build-out of $18.7 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $36.4 arose primarily from $37.0 million in capital contributions from Holdings related to funding of capital commitments by the cash equity investors.

Liquidity

The build-out of the Company's PCS network and the marketing of the Company's PCS services will require substantial capital. As it completes its build-out, the Company will be highly leveraged. The Company currently estimates that its capital requirements (including capital expenditures, working capital, debt service requirements and anticipated operating losses) for the period from inception through year-end 2002 (assuming substantial completion of the Company's network build-out to cover 80% of the Pops in its licensed area by such time) will total approximately $743.3 million. Actual amounts of the funds required may vary materially from these estimates.

As part of the Company's network build-out, the Company expects to spend $272.0 million in 1999 related to the completion of the build-out of its initial coverage area and its continued build-out of the Company's licensed area toward coverage of 80% which is expected by year-end 2002. The build-out of the initial coverage area included the installation of two switches and the lease or acquisition of approximately 1,200 cell sites, as well as spectrum clearing costs, retail store fitout, and administrative systems. The preceding capital forecasts exclude internal engineering and capitalized interest costs.

The cash equity investors and certain management stockholders have severally made irrevocable commitments to contribute $140 million in cash to Holdings through February 2001 in exchange for 1.4 million shares of Holding's Series C Preferred Stock. Holdings, in turn, has contributed and will contribute all cash received on account thereof to the Company. The cash equity investors and certain management stockholders, have contributed $80 million on account of these commitments and are obligated to contribute the balance as follows: $35 million on February 4, 2000 and $25 million on February 4, 2001. In addition, Holdings has received additional equity contributions of $35.0 million and $16.5 million from the cash equity investors (who contributed such amounts to the Company) related to the Myrtle Beach and Norfolk acquisitions, respectively.

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

On May 7, 1998, the Company completed an offering of $512 million aggregate principal amount at maturity of 11% senior subordinated discount notes due 2008, pursuant to Rule 144A of the Securities Act of 1933, as amended. The proceeds of the offering (after deducting an initial purchaser's discount of $9 million) were $291 million. The

Company has used or intends to use the net proceeds from the offering, together with the capital contributions and borrowings under the credit facility, to fund: (i) capital expenditures, including the build-out of its PCS network; (ii) the acquisition of the Myrtle Beach system; (iii) the Norfolk acquisition; (iv) working capital as required; (v) operating losses; (vi) general corporate purposes; and (vii) potential acquisitions.

The Company believes that the proceeds from the notes, together with the availability under the credit facility and the equity committed equity contributions, provide the Company with funds sufficient to complete the build-out of the Company's planned network within the licensed area.

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

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to successfully resolve such issues could result in a disruption of the Company's service and operations, which could have a material adverse effect on the Company.

The costs associated with the Year 2000 issues are estimated to be approximately $200,000, of which $88,000 has been spent to date. These costs are not material to the Company's business operations or financial position. The costs of the plan and the date on which the Company believes it will complete the Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

INFLATION

The Company does not believe that inflation has had a material impact on operations.

REGULATORY UPDATE

On January 25, 1999, the United States Supreme Court reversed the United States Court of Appeals for the Eighth Circuit's decisions regarding the FCC's jurisdiction over interconnection provisions of the Telecommunications Act. The Court upheld the FCC's exercise of jurisdiction over local interconnection matters and on all other respects material to the Company's operations.

On February 8, 1999, the FCC extended the deadline for CMRS providers to comply with telephone number portability rules to November 24, 2002, subject to any later determination that an earlier phase-in of number portability is necessary to conserve telephone numbers.

On April 15, 1999, the FCC completed its re-auction of 347 C, E, and F block broadband PCS licenses, including licenses for markets in the Company's Licensed Area, and applications for these licenses are pending.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  4.1 First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998.

                  10.1 Fourth Amendment, dated as of March 29, 1999, to Credit Agreement, dated as of February 3, 1998

                  27    Financial Date Schedule

            (b)   Reports on Form 8-K

                  None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Malvern, State of Pennsylvania on May 13, 1999.

                               Triton PCS, Inc.

                               By:       /s/ Michael Kalogris
                                  -------------------------------------
                                  Sole Director and Chief Executive Officer


                               By:       /s/ David Clark
                                  -------------------------------------
                                  Senior Vice President, Chief Financial
                                        Officer, and Secretary


                               Triton Management Company, Inc.

                               By:       /s/ Michael Kalogris
                                  -------------------------------------
                                  Sole Director and Chief Executive Officer


                               By:       /s/ David Clark
                                  -------------------------------------
                                  Senior Vice President, Chief Financial
                                        Officer, and Secretary


                               Triton PCS Holdings Company L.L.C.

                               By: Triton Management Company, Inc., its manager

                               By:       /s/ Michael Kalogris
                                  -------------------------------------
                                  Sole Director and Chief Executive Officer


                               By:       /s/ David Clark
                                  -------------------------------------
                                  Senior Vice President, Chief Financial
                                        Officer, and Secretary


                               Triton PCS Property Company L.L.C., Inc.

                               By: Triton Management Company, Inc., its manager

                               By:       /s/ Michael Kalogris
                                  -------------------------------------
                                  Sole Director and Chief Executive Officer


                               By:       /s/ David Clark
                                  -------------------------------------
                                  Senior Vice President, Chief Financial
                                        Officer, and Secretary


                               Triton PCS Equipment Company L.L.C.

                               By: Triton Management Company, Inc., its manager

                               BY:       /s/ Michael Kalogris
                                  -------------------------------------
                                  Sole Director and Chief Executive Officer


                               By:       /s/ David Clark
                                  -------------------------------------
                                  Senior Vice President, Chief Financial
                                        Officer, and Secretary


                               Triton PCS Operating Company L.L.C.

                               By: Triton Management Company, Inc., its manager

                               By:       /s/ Michael Kalogris
                                  -------------------------------------
                                  Sole Director and Chief Executive Officer


                               By:       /s/ David Clark
                                  -------------------------------------
                                  Senior Vice President, Chief Financial
                                        Officer, and Secretary


                               Triton PCS License Company L.L.C

                               By: Triton Management Company, Inc., its manager

                               By:       /s/ Michael Kalogris
                                  -------------------------------------
                                  Sole Director and Chief Executive Officer


                               By:       /s/ David Clark
                                  -------------------------------------
                                  Senior Vice President, Chief Financial
                                        Officer, and Secretary