Form 10-Q
period 1999-06-30
TRITON PCS INC
filed 1999-08-09
CIK 1064735

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form  10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE
     30, 1999.

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER:  333-57715


TRITON PCS, INC.
375 TECHNOLOGY DRIVE
MALVERN, PA  19355

(610) 651-5900


            DELAWARE                          23-2930873
(STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE




Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of
the Securities Exchange Act of 1934  during the preceding 12 months (or for such shorter period that the registrant
was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes       X        No ______





TRITON PCS, INC.

SECOND QUARTER REPORT

Table of Contents


PART I  Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 1999 (unaudited) and
December 31, 1998

Consolidated Statements of Operations and Comprehensive Loss
(unaudited) for the three and six months ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 1999 and 1998

Notes to the Consolidated Financial Statements (unaudited)



Item 2. Managements Discussion and Analysis of Financial
Condition and Results of Operations



PART II  Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and reports on From 8-K




















PART I.  Financial Information

Item I.  Financial Statements

                               TRITON PCS, INC.

                         CONSOLIDATED BALANCE SHEETS
                                    ($000s)

                                           December 31, June 30,
                                              1998       1999
                                                      (unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents                $ 146,172     $ 9,250
 Marketable securities                       23,612      37,058
 Due from related party                         951       1,021
 Accounts receivable net of allowance
   for doubtful accounts of $1,071 and $468
   respectfully                               3,102      24,949
 Inventory                                    1,433       7,564
 Prepaid expenses and other current assets    4,288       6,001
 Deferred income tax                             81          81
Total current assets                        179,639      85,924

Property, plant, and equipment:
 Land                                           313         313
 Network infrastructure and equipment        34,147     198,045
 Office furniture and equipment              17,642      31,624
 Capital lease asset                          2,263       2,263
 Construction in progress                   145,667      71,836
                                            200,032     304,081
Less accumulated depreciation                (1,079)    (10,375)
Net property and equipment                  198,953     293,706

Intangible assets, net                      307,361     318,381
Deferred transaction costs                      906       1,124
Other long term assets                            -       2,000
Total assets                               $686,859    $701,135

LIABILITIES AND SHAREHOLDERS EQUITY:
Current liabilities:
 Accounts payable                          $ 25,256    $ 35,486
 Accrued payroll & related expenses           3,719       4,654
 Accrued expenses                             3,646       4,081
 Accrued interest                               545         779
 Capital lease obligation                       281         278
Total current liabilities                    33,447      45,278

Long-term debt                              463,648     481,650
Capital lease obligations                     2,041       1,924
Deferred income taxes                        11,744      11,744

Shareholders Equity:
Common stock, $.01 par value, 1,000
  Shares authorized, 100 shares issued
  and outstanding                                 -           -
Additional paid-in capital                  211,560     259,425
Deferred compensation                             -        (255)
Unrealized gains on securities                    -         735
Accumulated deficit                         (35,581)    (99,366)
Total shareholders equity                   175,979     160,539
Total liabilities & shareholders equity    $686,859    $701,135



See accompanying notes to consolidated financial statements.








                             TRITON PCS, INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                ($000s)

                          Three Months           Six Months
                              Ended                Ended
                             June 30,             June 30,
                         1998       1999       1998       1999
                     (unaudited)(unaudited)(unaudited)(unaudited)
Revenues:
 Service revenues           $ -   $ 11,152  $    -    $ 17,662
 Roaming revenues             -     10,148       -      12,953
 Equipment revenues           -      5,402       -       7,627
 Total revenue                -     26,702       -      38,242

Expenses:
 Cost of service              -      9,407       -      14,809
 Cost of equipment            -      9,212       -      12,816
 Operations                 852      7,545   1,444      11,023
 Selling and marketing        -     13,903       -      20,562
 General and admin.       1,646      4,151   3,709      10,653
 Deprec. and amort.       1,086     10,458   1,114      15,969

 Loss from operations     3,584     27,974   6,267      47,590

Interest expense, net of
  capitalized interest    9,566      8,847   9,872      18,847
Interest income           2,739      1,398   2,739       2,474
Other income, net             -        134       -         178

Loss before taxes        10,411     35,289  13,400      63,785

Tax benefit               3,956          -   6,803           -
Net loss                  6,455     35,289   6,597      63,785


Unrealized gains
      on securities           -        735       -         735

Comprehensive loss       $6,455    $34,554  $6,597    $ 63,050














See accompanying notes to consolidated financial statements.







                                TRITON PCS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($000s)

                                             Six Months
                                            Ended June 31,
                                           1998        1999
                                        (unaudited)(unaudited)
Cash flows from operating activities:
Net loss                                  $ (6,597) $ (63,785)

Adjustments to reconcile net loss to cash
used in operating activities:
 Depreciation and amortization               1,086     15,969
 Amortization of bond discount                 104        307
 Deferred income taxes                      (6,802)         -
 Accretion of interest                       5,876     17,694
 Amortization of deferred compensation           -          9

 Change in operating assets and liabilities:
 Accounts receivable                             -    (21,847)
 Inventory                                       -     (6,131)
 Prepaid expenses and other current assets    (296)    (1,713)
 Other noncurrent assets                         -     (2,196)
 Accounts payable                            2,429     10,230
 Accrued expenses                                -      1,654
 Accrued interest                            4,013        234
 Net cash used in operating activities        (187)   (49,575)

Cash flows from investing activities:
Capital expenditures                        (9,754)   111,397)
Proceeds from maturity of short
  term investments                               -      9,793
Purchase of marketable securites                 -    (22,504)
Myrtle Beach acquisition, net of
 cash acquired                            (162,475)         -
 Net cash used in investing activities    (172,229)  (124,108)

Cash flows from financing activities:
Borrowings under credit facility            75,000          -
Borrowings on subordinated debt            291,000          -
Capital contributions from parent           68,347     37,169
Payment of deferred transaction costs      (11,822)      (218)
Advances to related party, net                  38        (70)
Principal payments under capital
  lease obligations                              -       (120)
 Net cash provided by financing activities 422,563     36,761

Net increase (decrease) in cash            250,146   (136,922)

Cash and cash equivalents,
  beginning of period                       11,362    146,172

Cash and cash equivalents, end of period $ 261,508    $ 9,250









See accompanying notes to consolidated financial statements.


                               TRITON PCS, INC

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)




(1) Basis of Presentation

The accompanying consolidated financial statements are
unaudited and have been prepared by management.   In the
opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. (Triton or the Company). The results of operations for the three and six months ended June 30, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. The financial information presented herein should be read in conjunction with the combined financial statements for the year ended December 31, 1998 which include information and disclosures not included herein.

Triton PCS, Inc. is a wholly owned subsidiary of Triton PCS
Holdings, Inc. (Holdings). The consolidated accounts of the Company include Triton PCS, Inc. and wholly owned subsidiaries. All significant intercompany accounts or balances have been eliminated in consolidation.

(2) New Accounting Pronouncements

On July 8, 1999, the Financial Accounting Standards Board
(FASB) issued SFAS No. 137, Deferral of the Effective Date of FAS 133 which defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on the Companys consolidated results of operations, financial position, or cash flows.

(3) Savannah/Athens Exchange

One June 8, 1999, Triton completed an exchange of certain licenses with AT&T, transferring licenses to the Hagerstown, MD and Cumberland, MD Basic Trading Areas (BTAs) covering 512,000 potential customers in exchange for licenses to certain counties in the Savannah, GA and Athens, GA BTAs, which cover 517,000 potential customers. All acquired licenses are continguous to Tritons existing service area. In addition, consideration of approximately $10.4 million in Holdings preferred stock was issued to AT&T. The licensed areas in Savannah and Athens have not been built and are expected to be included in the current build-out plan developed for the Tritons existing footprint.

(4) Capital Contributions

On February 4, 1998, pursuant to the Securities Purchase
Agreement, Holdings issued $140.0 million of equity to certain institutional investors and management stockholders in exchange for irrevocable capital commitments and contributions aggregating $140.0 million, $80.0 million of which has been contributed to date. The balance of the unfunded commitments are to be contributed as follows: $35.0 million on February 4, 2000 and $25.0 million on February 4, 2001.



                              TRITON PCS, INC

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1999



The securities purchase agreement provides that the initial cash contributions and the unfunded commitments be made to Holdings. Holdings has directed that all cash contributions subsequent to the initial cash contributions be made directly to the Company.

(5) Subsequent Event

On July 13, 1999, Triton entered into an asset purchase agreement pursuant to which Triton will sell and transfer to American Towers L.P., a subsidiary of American Tower Corporation (ATC), 192 of its towers, related assets and certain liabilities. The purchase price is approximately $72.8 million, reflecting a price of $380,000 per site. At closing, Triton has agreed to contract with ATC for an additional 100 build-to-suit towers in addition to its current contracted 125 build-to-suit towers, and to extend its current agreement for turnkey services for co-location sites through 2001.

The Company will also enter into a master lease agreement with ATC, in which the Company has agreed to pay ATC monthly rent of $1,200 per tower for the continued use of the space that the Company occupied on the towers prior to the sale. The initial term of the lease is for 12 years and the monthly rental amount is subject to certain escalation clauses over the life of the lease and related options.

The closing of the sale is conditioned on the receipt of regulatory approval and approval from our lenders.


ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the SEC, in the Companys press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases will likely result, management expects or the Company expects, will continue, is anticipated, estimated or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

GENERAL

The following discussion and analysis is based upon the consolidated financial statements of the Company for the periods presented herein, and should be read in conjunction with the combined financial statements or the Company as of December 31, 1998 and for the year then ended.

OVERVIEW

The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon Cellular Group, along with AT&T and various equity investors. In February 1998, the Company entered into a joint venture with AT&T, whereby the Company is positioned as the exclusive provider of wireless mobility services under the AT&T consumer brand name in certain areas of the southeastern United States. The Company is also party to agreements with AT&T that allow the Company to benefit from AT&Ts nationwide wireless footprint and promotional and marketing efforts and provide the Company with favorable roaming and long distance rates for services on AT&Ts wireless and long distance networks.

The Company is a leading provider of wireless broadband PCS services in the southeastern United States. The Company provides services in a contiguous area covering approximately 13 million Pops, including such major population and business centers as Charleston, SC, Columbia, SC, Greenville/Spartanburg, SC, Norfolk, VA, Richmond, VA and Augusta, GA, as well as major resort destinations such as Myrtle Beach, SC, Hilton Head, SC and Kiawah Island, SC.

To date, the Company has incurred expenditures in connection with the establishment of its business, raising capital, the initial design and construction of its PCS network, and engineering, marketing, administrative and other start-up related expenses. The Company has completed its initial build-out. As of June 30, 1999, the Company has launched commercial service in 15 markets serving approximately 8.7 million people. The Company has continued the build-out of its licensed area, and intends to target the remaining cities, connecting highway corridors and counties along the interstates with population densities of 50 or more per square mile. The extent to which the Company is able to generate operating revenues and earnings is dependent on a number of business factors, including construction of the network at or below its estimated costs, successful deployment of the PCS network and attainment of profitable levels of market demand for the Companys products and services.



SAVANNAH / ATHENS EXCHANGE

On June 8, 1999, the Company completed an exchange of certain licenses with AT&T, transferring licenses to the Hagerstown, MD and Cumberland, MD BTAs covering 512,000 potential customers in exchange for licenses to certain counties in Savannah, GA and Athens, GA BTAs, which cover approximately 517,000 potential customers. All acquired licenses are contiguous to the Companys existing service area. In addition, consideration of approximately $10.4 million in preferred stock of Triton PCS Holdings, Inc, the Companys parent, was issued to AT&T. The licensed areas in Savannah and Athens have not been built and are expected to be included in the current build-out plan developed for the Companys existing footprint.


SUBSEQUENT EVENT

On July 13, 1999, Triton PCS Inc. entered into an asset purchase agreement pursuant to which Triton will sell and transfer to American Towers L.P., a subsidiary of American Tower Corporation
(ATC), 192 of its towers, related assets and certain liabilities. The purchase price is approximately $72.8 million, reflecting a price of $380,000 per site. At closing, Triton has agreed to contract with ATC for an additional 100 build-to-suit towers in addition to its current contracted 125 build-to-suit towers, and to extend its current agreement for turnkey services for co-location sites through 2001.

The Company will also enter into a master lease agreement with ATC, in which the Company has agreed to pay ATC monthly rent of $1,200 per tower for the continued use of the space that the Company occupied on the towers prior to the sale. The initial term of the lease is for 12 years and the monthly rental amount is subject to certain escalation clauses over the life of the lease and related options.

The closing of the sale is conditioned on the receipt of regulatory approval and approval from our lenders.



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1998

Customer Analysis

The Companys number of customers increased to 78,364 at June 30, 1999. For the three months ended June 30, 1999, the Company added 34,586 customers, primarily related to the launch of seven markets including the Richmond and Roanoke, Virginia BTAs, marking the completion of the Companys initial build-out.

Service and Roaming Revenues

Service revenues were $11.2 million for the three months ended
June 30, 1999, which reflects the growth in our launched markets.
Roaming revenues were $10.1 million, generated primarily in our launched markets.

Cost of Service

Cost of services includes the cost of interconnection, cell site costs, roaming costs, toll costs, and supplementary services. Costs of services were $9.4 million for the three months ended June 30, 1999 resulting primarily from services provided in our launched markets.

Cost to Acquire New Customers

Cost to acquire new customers includes equipment margins, selling and marketing costs, and non-recurring launch related activities. Equipment margins were a negative 71% on equipment revenues of $5.4 million for the three months ended June 30, 1999. The Company expects to continue subsidizing the cost of handsets to consumers for the foreseeable future. Selling and marketing costs were $13.9 million for the three months ended June 30, 1999, which includes advertising and promotion related to the launches of the seven new markets.

Operations Expenses

Operations costs, which include the costs of maintaining the network systems, was $7.5 million for the three months ended June 30, 1999, an increase of $6.7 million over the same period in 1998, primarily as a result of commencing operations of the initial network build.


General & Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended June 30, 1999, an increase of $2.5 million over the same period in 1998. The increase was primarily a result of increased personnel and office expenses associated with the Companys corporate and regional headquarters, establishment and operations of the Companys two customer care centers, costs of operating the Companys internal information technology and telecommunications infrastructure, and expenses related to consultants and outside services in establishing the Companys operations.

Depreciation & Amortization Expenses

For the three months ended June 30, 1999, depreciation and amortization expense was $10.5 million. This amount relates primarily to depreciation on equipment and the amortization of licenses in service during the second quarter, including the depreciation of equipment put into service in the seven markets launched during the second quarter.

Interest Expense & Income

For the three months ended June 30, 1999, interest expense was $8.8 million, net of capitalized interest of $4.3 million, a decrease of $.7 million or 8% over the same period in 1998. The decrease is attributable to an increase in capitalized interest of $4.1 million due to higher capital expenditures, offset by an increase in interest expense of $3.4 million as compared to the same period in 1998. The Company had borrowings of $481.7 million as of June 30, 1999, with a weighted average interest rate of 10.02%.

For the three months ended June 30, 1999, interest income was $1.4 million, a decrease of $1.3 million or 49% as compared to the same period in 1998. The average available cash balance for the three months ended June 30, 1999 was $55.5 million, as compared to $181.3 million for the same period in 1998. The reduction in available cash is due primarily to capital expenditures related to the network build-out.

Net Income

For the three months ended June 30, 1999, the net loss was $35.3 million as compared to $6.5 million for the same period in 1998.
The net loss increased $28.8 million, resulting primarily from the items discussed above.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1998

Customer Analysis

The Companys number of customers increased to 78,364 at June 30, 1999. For the six months ended June 30, 1999, the Company added 44,520 customers, primarily related to the launch of 14 markets included in the completion of the Companys initial build-out.

Service and Roaming Revenues

Service revenues were $17.7 million for the six months ended June
30, 1999, which reflects growth in our 14 launched markets during 1999. Roaming revenues were $13.0 million, generated primarily from the launched markets.

Cost of Service

Costs of services includes the cost of interconnection, cell site costs, roaming validation, toll costs, and supplementary services. Costs of services were $14.8 million for the six months ended June 30, 1999, resulting primarily from the 14 market launches, marking the completion of the Companys initial build-out.

Cost to Acquire New Customers

Costs to acquire new customers includes equipment margins, selling and marketing costs, and non-recurring launch related activities. Equipment margins were a negative 68% on equipment revenues of $7.6 million for the six months ended June 30, 1999. The Company expects to continue subsidizing the cost of handsets to consumers for the foreseeable future. Selling and marketing costs were $20.6 million for the six months ended June 30, 1999, which includes advertising and promotion related to the launches of the 14 launched markets.

Operations Expense

Operations costs, which include the costs of maintaining the network systems, were $11.0 million for the six months ended June 30, 1999, an increase of $9.6 million over the same period in 1998, primarily as a result of commencing operations of the initial network build.

General & Administrative Expenses

General and administrative expenses were $10.7 million for the six months ended June 30, 1999, an increase of $6.9 million over the same period in 1998. The increase was primarily a result of increased personnel and office expenses associated with the Companys corporate and regional headquarters, establishment and operations of the Companys two customer care centers, costs of operating the Companys internal information technology and telecommunications infrastructure, and expenses related to consultants and outside services in establishing the Companys operations.

Depreciation & Amortization Expense

For the six months ended June 30, 1999, depreciation and amortization expense was $16.0 million. This amount relates primarily to depreciation on equipment and the amortization of licenses put into service related to the Companys initial build-out and amortization attributable to certain agreements acquired in the AT&T transaction.

Interest Expense & Income

For the six months ended June 30, 1999, interest expense was $18.8 million, net of capitalized interest of $7.2 million, an
increase of $9.0 million over the same period in 1998.   The
increase is attributable to increased borrowings of $109.9 million as compared to the same period in 1998. The Company had borrowings of $481.7 million as of June 30, 1999, with a weighted average interest rate of 10.6%.

For the six months ended June 30, 1999, interest income was $2.5 million. This amount relates primarily to interest income on the Companys cash and cash equivalents. The average available cash balance for the six months ended June 30, 1999 was $78.5 million, as compared to the $136.4 million for the same period in 1998. The reduction in available cash is due primarily to capital expenditures related to the network build-out.

Net Income

For the six months ended June 30, 1999, the net loss was $63.8 million as compared to $6.6 million for the same period in 1998.
The net loss increased $57.2 million, resulting primarily from the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $9.3 million in cash and cash equivalents, as compared to $146.2 million in cash and cash equivalents at December 31, 1998. Net working capital was $40.6 million at June 30, 1999 and $146.2 million at December 31, 1998.

Net Cash Used in Operating Activities
The $49.6 million in cash used by operating activities arose primarily from an increase in sales, marketing and operating activities related to launching 14 new markets and the ongoing establishment of the regional organization structures.

Net Cash Used in Investing Activities
The $124.1 million in cash used by investing activities arose from the purchase of marketable securities of $22.5 million and capital expenditures related to the network build-out of $111.4 million offset by $9.8 million of proceeds from short term investments.

Net Cash Provided by Financing Activities
The $36.8 million provided by financing activities arose primarily from $37.2 million in capital contributions from Holdings related to funding of capital commitments by the cash equity investors.

LIQUIDITY

The build-out of the Companys PCS network and the marketing of the Companys PCS services will require substantial capital. As it completes its build-out, the Company will be highly leveraged.
As part of the Companys network build-out, the Company expects to spend approximately $300.0 million in 1999 related to the completion of the build-out of its initial coverage area and its continued build out of the Companys Licensed Area. The build-out of the initial coverage area and the continued buildout included the installation of two switches and the lease or acquisition of approximately 1,200 cell sites, as well as spectrum clearing costs, retail store fitout, and administrative systems. The preceding capital forecasts exclude internal engineering and capitalized interest costs.

Certain institutional investors and management shareholders (cash equity investors) have severally made irrevocable commitments to contribute $140 million in cash to the Company through January 2001 in exchange for 1.4 million shares of Series C preferred stock. The cash equity investors and management stockholders have contributed $80 million of these commitments and are obligated to contribute the balance as follows: $35 million on February 4, 2000 and $25 million on February 4, 2001. In addition, the Company has received additional equity contributions of $35.0 million and $16.5 million from certain cash equity investors related to the Myrtle Beach and Norfolk acquisitions, respectively.

On February 3, 1998, the Company entered into a bank credit facility. This credit facility provides for (i) a $175 million, eight and one-half year Tranche A term loan, (ii) a $150 million, nine and one-quarter year Tranche B term loan and (iii) a $100 million, eight and one-half year revolving credit facility. The commitment to make revolving credit loans is reduced automatically beginning on August 3, 2004 and the term loans must be repaid beginning on February 3, 2002. In addition, the credit facility requires the Company to make mandatory prepayments of outstanding borrowings under the credit facility commencing with the fiscal year ending December 31, 2001 based on a percentage of excess cash flow, and contains customary financial and other covenants. To date, $150 million of the Tranche B term loans have been drawn by the Company, which are expected to fund the Companys future operations. Borrowings under the facilities are secured by a first priority pledge of all assets of the Company, including the capital stock of the Company and its subsidiary that holds the PCS licenses.

On May 7, 1998, the Company completed an offering of $512 million aggregate principal amount at maturity of 11% senior subordinated discount notes due 2008, pursuant to Rule 144A of the Securities Act of 1933, as amended. The proceeds of the offering (after deducting an initial purchasers discount of $9 million) were $291 million. The Company has used or intends to use the net proceeds from the offering, together with the capital contributions and borrowings under the credit facility, to fund: (i) capital expenditures, including the build-out of its PCS network; (ii) the acquisition of the Myrtle Beach system; (iii) the Norfolk acquisition; (iv) working capital as required; (v) operating losses; (vi) general corporate purposes; and (vii) potential acquisitions.


INTEREST RATE RISK MANAGEMENT POLICIES

The Companys interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt, and minimizing liquidity risk. To the extent possible, the Company manages interest rate exposure and the floating and fixed ratio through its borrowings, but sometimes uses interest rate swaps to adjust its risk profile. The Company selectively enters into interest rate swaps to manage interest rate exposure only.

YEAR 2000 DISCLOSURE

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in normal business activities.

Currently, the Company is actively taking measures to eliminate or mitigate the impact of any issues associated with the Year 2000. To that end, a project team with senior management sponsorship has been established to provide centralized coordination for the Companys Year 2000 related activities.

This team has substantially completed the inventory phase and has made substantial progress of the Assessment Phase. Although the majority of the software, hardware and firmware deployed as part of our start-up operation was procured to the latest revision levels and believed to be year 2000 capable, our process requires a re-verification of the Year 2000 readiness capabilities with the vendors, suppliers and third party providers. All suppliers and third-party vendors deemed critical to the function of the Company are being surveyed to ensure readiness and non-disruption to the Companys operations. Through this assessment and surveying process, we are identifying those remediation efforts necessary to ensure our systems and applications will continue to operate without interruption prior to, during and after the Year 2000. However, we can provide no assurance that the information provided by the vendors, suppliers and third party providers, upon whom we rely for our services, is accurate. As such, we can make no guarantee that inaccurate information provided to us could not have a material effect upon our Company.

To date, our assessments have shown that the Companys main switching and transmission equipment, with the exception of the Myrtle Beach operational systems, is capable of correctly recognizing and processing date sensitive information. This capability was further demonstrated through inter-operability testing conducted by the Cellular Telecommunications Industry Association. In addition to the wireless operational infrastructure, initial assessments of support system providers have revealed some products and applications that are not currently in a conforming status. In all identified instances to date, the supplier(s) of those products or applications have identified that their product(s) will be compliant in the third quarter of 1999. However, there can be no guarantee that the systems of other companies which the Company relies on will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.

As part of the Myrtle Beach acquisition, the operational and financial systems were to be migrated to the systems being deployed as part of the Companys PCS start-up plan. The Myrtle Beach financial systems were successfully migrated to those systems in the first quarter of 1999. Additionally, the Company is developing plans to upgrade or replace the existing operational systems with compliant versions. This remediation effort is expected to be completed by the end of the third quarter of 1999. The failure to upgrade the Myrtle Beach operational systems to a compliant version could have a material adverse effect on the Company.

Initial assessments of our information technology have shown that our network hardware, software and firmware was procured and deployed at a compliant version level. Some previously deployed information technology hardware in the Myrtle Beach markets is non-compliant. However, these non-compliant applications are currently in the process of being upgraded, and given the nature of the Companys operations, potential failures of these applications are not expected to have a material adverse effect on the Company.

The Company has begun the process of developing a comprehensive set of contingency plans to address situations that may result if the Company experiences any disruptions of its critical operations due to Year 2000 related issues. The goal of the Contingency plans will be to minimize the impact of any Year 2000 interruptions as well as to mitigate any damages that may result. There can be no assurance that the Company will be able to develop contingency plans that will adequately address issues that may arise in the year 2000. The failure of the Company to successfully resolve such issues could result in a disruption of the Companys service and operations, which would have a material adverse effect on the Company.

The costs associated with the Year 2000 issues are estimated to be approximately $350,000, of which $220,000 has been spent to date. These costs are not material to the Companys business operations or financial position. The costs of the plan and the date on which the Company believes it will complete the Year 2000 modification are based on managements best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

INFLATION

The Company does not believe that inflation has had a material impact on operations.

NEW ACCOUNTING PRONOUNCEMENTS

On July 8, 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Deferral of the Effective Date of FAS 133 which defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on the Companys consolidated results of operations, financial position, or cash flows.



PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company


Item 6. Exhibits and Reports on  Form 8-K

A current report on Form 8-K dated June 23, 1999 was filed by the Company with respect to the June 8, 1999 agreement with AT&T to exchange licenses to the Hagerstown, MD and Cumberland, MD BTAs covering 512,000 potential customers for licenses to certain counties in Savannah, GA and Athens, GA covering 517,000 potential customers. In addition, consideration of approximately $10.4 million in preferred stock of Triton PCS Holdings, Triton PCS, Inc.s parent, was issued to AT&T.




































SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.



                             TRITON PCS, INC.
                             (Registrant)


                             By: /S/   Michael E. Kalogris

                                 Michael E. Kalogris
                                 CEO



                             By: /S/   David D. Clark

                                 David D. Clark
                                 Senior Vice President & CFO