Form 10-Q/A
period 1998-09-30
TRITON PCS INC
filed 1999-11-15
CIK 1064735

Type:  10-Q/A
Sequence:   1
Description:  Form 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           Form  10-Q/A
                         (Amendment No.1)

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
     SEPTEMBER 30, 1998.

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
     SECURITIES EXCHANGE ACT OF 1934


                 COMMISSION FILE NUMBER:  333-57715 and
                        333-57715-01 Through 06


                        TRITON PCS, INC.
               TRITON PCS OPERATING COMPANY L.L.C.
                TRITON PCS LICENSE COMPANY L.L.C.
                TRITON PCS EQUIPMENT COMPANY L.L.C.
                TRITON PCS PROPERTY COMPANY L.L.C.
                TRIOTN PCS HOLDINGS COMPANY L.L.C.
                 TRITON MANANGEMENT COMPANY, INC.
                      375 TECHNOLOGY DRIVE
                       MALVERN, PA  19355

                         (610) 651-5900


                      DELAWARE  23-2930873
                      DELAWARE  23-2941874
                      DELAWARE  23-2941874
                      DELAWARE  23-2941874
                      DELAWARE  23-2941874
                      DELAWARE  23-2941874
                      DELAWARE  23-2940271
(STATE OR OTHER JURISDICTIONS          (I.R.S. EMPLOYER
OFINCORPORATION OR ORGANIZATION)   IDENTIFICATION NUMBER)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X__  No ______



             TRITON PCS INC. AND PREDECESSOR COMPANY
                      THIRD QUARTER REPORT

                        Table of Contents


Part I.     Financial Information

   Item 1. Financial Statements (unaudited)

            Combined Balance Sheets - September 30, 1998 and
            December 31, 1997

            Combined Statements of Operations
            Three and nine months periods ended September 30, 1998, three months period ended September 30, 1997, and for the period from March 6, 1997 (inception) to September 30, 1997

            Combined Statements of Cash Flows
            Nine months ended September 30, 1998 and for the period from March 6, 1997 (inception) to
            September 30, 1997

            Notes to the Combined Financial Statements September
            30, 1998


   Item 2. Managements Discussion and Analysis of
           Financial Condition and Results of Operations


Part II.   Other Information

           Item 1.  Legal Proceedings

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on From 8-K


             TRITON PCS INC. AND PREDECESSOR COMPANY
                     COMBINED BALANCE SHEETS
                                    December 31,   September 30,
                                        1997           1998
                                                    (unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents     $11,362,212     $311,470,902
     Due from related party            148,100          225,824
     Accounts receivable, net of
       allowance for doubtful accounts
       of $ - and $ 0.6 million
       respectively                          -        4,854,890
     Inventory                               -          441,135
     Prepaid expenses and other
      current assets                    20,960          746,035
                                  ------------     ------------
Total current assets                11,531,272      317,738,786

Property, plant, and equipment:
     Network infrastructure
       and equipment                         -       28,236,159
     Land                                    -          313,000
     Office furniture and equipment    121,398        4,898,733
     Construction in progress          356,258       25,671,102
                                   -----------     ------------
                                       477,656       59,118,994
Less accumulated depreciation           (4,762)      (1,045,849)
                                   -----------     ------------
Net property and equipment             472,894       58,073,145

Intangible assets, net                       -      262,648,805
Deferred transaction costs           1,248,855          695,472
                                   -----------     ------------
Total assets                       $13,253,021     $639,156,208
                                   ===========     ============

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Current liabilities:
     Accounts payable               $1,580,880       $2,948,472
     Accrued expenses                1,016,048        4,823,560
     Accrued interest                1,228,029        2,342,730
     Due to related party               45,402           45,402
     Notes payable                  13,343,500                -
                                   -----------     ------------
Total current liabilities           17,213,859       10,160,164

Long-term debt                               -      455,441,380
Deferred income taxes                        -        9,177,426
Commitments and contingencies                -                -

Shareholders equity (deficit):
Common stock, $.01 par value,
   1,000 shares authorized,
   100 shares issued and outstanding         1                1
Additional paid-in capital                   -      184,976,906
Deferred compensation                        -       (2,817,145)
Accumulated Deficit                 (3,960,839)     (17,782,524)
                                   -----------     ------------
Total shareholders equity
   (deficit)                        (3,960,838)     164,377,238
                                   -----------     ------------
                                   $13,253,021     $639,156,208
                                   ===========     ============

See accompanying notes to combined financial statements.


             TRITON PCS INC. AND PREDECESSOR COMPANY
                COMBINED STATEMENTS OF OPERATIONS
                           (unaudited)

                                   Three Months    Period from    Nine Months
                                      Ended          March 6,       Ended
                                  September 30,To  September 30, September 30,
                                  1997       1998      1997          1998

Revenues:
  Roaming revenues            $      -  $2,717,361   $      -      $2,717,361
  Service revenues                   -   5,655,983          -       5,655,983
  Equipment revenues                 -     431,285          -         431,285
                             ---------  ----------   --------      ----------
  Total revenue                      -   8,804,629          -       8,804,629

Expenses:
  Cost of service revenues           -   2,487,163          -       3,167,353
  Cost of equipment revenues         -     770,134          -         770,134
  Sales and marketing                -     664,864          -         792,504
  General and administrative   536,289   5,011,336    923,966       9,384,913
       Non-cash compensation         -      32,645          -         338,645
  Depreciation and amortization      -   2,976,529          -       4,325,914
                             ---------  ----------  ---------      ----------
  Loss from operations         536,289   3,138,042    923,966       9,974,834

Interest and other expense     850,174  11,722,709    850,174      21,594,515
Interest and other income            -  (4,147,090)         -      (6,886,253)
                             ---------  ----------  ---------      ----------
Loss before taxes            1,386,463  10,713,661  1,774,140      24,683,096

Tax benefit                          -   4,058,786          -      10,861,411
                             ---------  ----------  ---------      ----------
Net loss                    $1,386,463  $6,654,875 $1,774,140     $13,821,685
                             =========  ==========  =========      ==========


See accompanying notes to combined financial statements.


             TRITON PCS, INC. AND PREDECESSOR GROUP
                COMBINED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                             Period from          Nine Months
                                          March 6, 1997 To           Ended
                                        September 30, 1997   September 30, 1998

Cash flows from operating activities:
Net loss                                 $   (1,774,140)        $(13,821,685)

Adjustments to reconcile net loss to cash
used in operating activities:
     Depreciation and amortization                    -            4,325,914
     Deferred income taxes                            -          (10,861,411)
     Accretion of interest                      850,174           14,602,509
     Non-cash compensation                            -              338,645

     Change in operating assets and liabilities:
     Accounts receivable                           (252)          (1,715,569)
     Inventory                                        -              (54,006)
     Prepaid expenses and other current assets   (4,138)            (531,088)
     Accounts payable                           166,853            2,658,579
     Accrued expenses                           (36,661)           2,337,169
     Accrued interest                                 -            2,543,499
                                             ----------        -------------
     Net cash used in operating activities     (798,164)            (177,446)

Cash flows from investing activities:
Capital expenditures                            (48,997)         (33,245,322)
Myrtle Beach acquisition, net of
  cash acquired                                       -         (163,852,776)
                                             ----------        -------------
     Net cash used in investing activities      (48,997)        (197,098,098)

Cash flows from financing activities:
Borrowings under credit facility                      -          150,000,000
Borrowings on notes payable                   1,050,000                    -
Borrowings on subordinated debt                       -          291,000,000
Issuance of common stock                              -                    -
Capital contributions from Parent                     -           68,346,606
Payment of deferred transaction costs                 -          (11,822,145)
Advances from related party, net                 36,843             (122,126)
Principal payments under capital
   lease obligations                                  -              (18,101)
                                             ----------        -------------
     Net cash provided by
       financing activities                   1,636,843          497,384,234
                                             ----------        -------------
Net increase in cash                            789,682          300,108,690

Cash and cash equivalents, beginning of period        -           11,362,212
                                             ----------        -------------
Cash and cash equivalents, end of period       $789,682         $311,470,902
                                             ==========        =============

See accompanying notes to combined financial statements.


                        TRITON PCS, INC.

         NOTES TO THE COMBINED FINANCIAL STATEMENTS
                       September 30, 1998


(1)  Description of Business

     Triton PCS, Inc (formerly Triton PCS License Company, Inc. with its subsidiaries referred to as the Company was formed on October 2, 1997 as a wholly-owned subsidiary of Triton PCS Holdings, Inc. (formerly Triton PCS, Inc. referred to as Holdings or Parent). The Company is the exclusive provider of wireless mobility services in the AT&T Corporation (together with affiliates AT&T) Mid-Atlantic and Southeast regions. The Company intends to become the leading provider of broadband PCS (Personal Communication System) in Virginia, South Carolina, North Carolina, northern Georgia, and surrounding areas. The Company is authorized to provide PCS Service in major population and business centers such as Charleston, SC, Columbia, SC, Greenville / Spartansburg, SC, Richmond, VA and Augusta, GA, as well as major resort destinations such as Myrtle Beach, SC, Hilton Head, SC, and Kiawah Island, SC. On June 30, 1998, the Company acquired an existing cellular system in Myrtle Beach (see note 4).

     Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

(2)  Summary of Significant Accounting Policies

     Basis of Presentation

     On March 6, 1997, Triton Communications L.L.C. (L.L.C.) was formed to explore various business opportunities in the wireless telecommunications industry, principally related to PCS and cellular activities. During the period March 6, 1997 through October 1, 1997, L.L.C.s activities consisted principally of hiring a management team, raising capital, and negotiating strategic business relationships, primarily related to PCS business opportunities. Subsequent to October 2, 1997, these activities continued but were conducted primarily through the Company. Consequently, for purposes of the accompanying financial statements, L.L.C. has been treated as a predecessor entity. As a result of this relationship, certain financing relationships and the similar nature of the business activities conducted by each respective legal entity, L.L.C. and the Company are considered companies under common control.

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

     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and the events and circumstances from non-owner sources. For the periods presented in the accompanying statements of operations, comprehensive loss equals the amounts of net reported on the accompanying statements of operations.

     Construction in Progress

     Construction in progress includes expenditures for the design, construction and testing of the Companys PCS network and also includes costs associated with developing information systems. The Company capitalizes interest on certain of its construction in progress activities. As of September 30, 1998, interest capitalized totaled $800,579. When the assets are placed in service, the Company will transfer the assets to the appropriate property and equipment category and depreciate these assets over their respective estimated useful lives. The Company expects to commence PCS service in the first quarter 1999 or shortly thereafter.

     Investment in PCS Licenses

     Investments in PCS Licenses, a component of intangible assets, are recorded at their fair value as determined by an independent appraisal. In transactions in which the acquisition of the licenses has been funded using debt, the Company records capitalized interest while readying the licenses in the Companys region for use. The Company will begin amortizing its licenses over 40 years upon commencement of service, which is expected in its first market in the first quarter of 1999, or shortly thereafter. A FCC license pertaining to the Myrtle Beach system acquired on June 30, is being amortized using a 40 year estimated life.

     New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130), which was effective for fiscal year beginning after December 15, 1997. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and the events and circumstances from non-owner sources. For the periods presented in the accompanying statements of operations, comprehensive income equals the amounts reported on the accompanying statement of operations.

     In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure (SFAS
     129). This statement establishes standards for disclosing information about an entitys capital structure and is effective for periods ending after December 15, 1997. The Company has adopted SFAS 129. The effect of initial application of this statement did not have a material effect on the Companys financial statements.

     In June 1997, the FASB issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS 131). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 131. The effect of initial application of the statement did not have a material effect on the Companys financial statements.

     In February 1998, the FASB issued Statement No. 132, Employees Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). This statement is effective for fiscal years beginning after December 15, 1997. It is not expected that application of this statement will have a material effect on the Companys financial statements.

     In April 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company has elected early adoption of this statement as of January 1, 1998. The initial application of the statement did not have a material effect on the Companys financial statements.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
     133). The Company has not yet fully analyzed the impact of this statement on its financial statements.

(3)  AT&T Transaction

     On October 8, 1997, Holdings entered into a Securities Purchase Agreement with AT&T Wireless PCS, Inc (AT&T PCS), a subsidiary of AT&T, and the other stockholders of Holdings, whereby the Company will be the exclusive provider of wireless mobility services in the AT&T mid-Atlantic and Southeast regions.

     On February 4, 1998, Holdings executed the Closing Agreement with AT&T PCS and the other stockholders of Holdings, finalizing the transactions contemplated in the Securities Purchase Agreement. In accordance with the Closing Agreement, Holdings and AT&T PCS and the other stockholders of Holdings consented that one or more of Holdings subsidiaries shall enter into certain agreements or conduct certain operations on the condition that such subsidiaries shall at all times be direct or indirect wholly-owned subsidiaries of Holdings and Holdings shall cause such subsidiaries to perform the obligations and conduct such operations required to be performed or conducted under those agreements.

     Under the Closing Agreement, Holdings issued equity to AT&T PCS in exchange for 20 MHz A and B block PCS licenses, which were contributed to the Company and certain other agreements covering certain areas in the southeastern United States. The aggregate fair value of all intangibles acquired was $
     118.6 million, of which $ 92.8 million was allocated to the PCS licenses with an estimated useful life of 40 years.
     AT&T PCS was issued Series D Preferred, which at the time of the closing of the transaction was equal to an initial common equity ownership of Holdings on a fully diluted basis of 18.66% along with 732,371 shares of non-voting Series A Preferred Stock.

     In connection with the closing of the AT&T transaction, the Company executed or was a party to certain agreements, including the following:

     Stockholders Agreement

     Resale Agreement

     Pursuant to the Stockholders Agreement, the Company is required to enter into a Resale Agreement at the request of AT&T. Under this agreement, AT&T PCS will be granted the right to purchase and resell on a nonexclusive basis access to and usage of the Companys services in the Companys Licensed Area. The Company will retain the continuing right to market and sell its services to customers and potential customers in competition with AT&T PCS.

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

     Neither party may assign or transfer the Resale Agreement or any of its rights thereunder without the other partys prior written consent, which will not be unreasonably withheld, except (a) to an affiliate of that party at the time of execution of the Resale Agreement, (b) by the Company to any of its operating subsidiaries, and (c) to the transferee of a partys stock or substantially all of its assets, provided that all FCC and other necessary approvals have been received.

     The Company expects to enter into the Resale Agreement upon commencement of its operations in the initial configuration.

     Exclusivity

     Under the Stockholders Agreement, none of the Stockholders will provide or resell, or act as the agent for any person offering, within the Territory mobile wireless telecommunications services initiated or terminated using Time Division Multiple Access and frequencies licensed by the FCC (Company Communications Services), except AT&T PCS and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service by August 2002. Additionally, with respect to the markets listed on the Roaming Agreement, each of the Company and AT&T PCS agrees to cause their respective affiliates in their home carrier capacities to program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and refrain from inducing any of its customers to change such programming.

     Build-out

     The Company is required to conform to certain requirements regarding the construction of the Companys PCS system. In the event that the Company breaches these requirements, AT&T
     PCS may terminate its exclusivity provisions.

     Disqualifying Transactions

     In the event of a merger, asset sale, or consolidation, as defined, involving AT&T and another person that derives annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer mobile wireless telecommunication services to more than 25% of the population within the Companys territory, AT&T and the Company have certain rights. AT&T may terminate its exclusivity in the territory in which the other party overlaps that of the Company. In the event that AT&T proposes to sell, transfer, or assign to a non-affiliate its PCS system owned and operated in Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, or Richmond, VA BTAs, then AT&T will provide the Company with the opportunity for a 180 day period to have AT&T jointly market the Companys licenses that are included in the MTA that AT&T is requesting to sell.

     The Stockholders Agreement expires on February 4, 2009.
     Certain provisions expire upon an initial public offering.


     License Agreement

     Pursuant to a Network Membership License Agreement, dated February 4, 1998 (the License Agreement), between AT&T and the Company, AT&T granted to the Company a royalty-free, nontransferable, nonsublicensable, limited right, and license to use certain Licensed Marks solely in connection with certain licensed activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression Member, AT&T Wireless Services Network. The Licensed Activities include (i) the provision to end-users and resellers, solely within the Territory, of Company Communications Services on frequencies licensed to the Company for Commercial Mobile Radio Services (CMRS) provided in accordance with the AT&T Agreement (collectively, the Licensed Services) and (ii) marketing and offering the Licensed Services within the Territory. The License Agreement also grants to the Company the right and license to use Licensed Marks on certain permitted mobile phones.

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

     The Company may not assign or sublicense any of its rights under the License Agreement; provided, however, that the License Agreement may be assigned to the Companys lenders under the Credit Facility (see note 6) and after the expiration of any applicable grace and cure periods under the Credit Facility, such lenders may enforce the Companys rights under the License Agreement and assign the License Agreement to any person with AT&Ts consent.

     The term of the License Agreement is for five years (the Initial Term) and renews for an additional five-year period if neither party terminates the Agreement. The License Agreement may be terminated by AT&T at any time in the event of a significant breach by the Company, including the Companys misuse of any Licensed Marks, the Company licensing or assigning any of the rights in the License Agreement, the Companys failure to maintain AT&Ts quality standards, or a change in control of the Company occurs.

     After the Initial Term, AT&T may also terminate the License
     Agreement upon the occurrence of certain transactions described in the Stockholders Agreement.

     The License Agreement, along with the Exclusivity and Resale Agreement and AT&Ts exclusivity obligations under the Stock Holders Agreement, have a fair value of $20.3 million, as determined by an independent appraisal, with an estimated useful life of 10 years.

     Roaming Agreement

     Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (the Roaming Agreement), between AT&T Wireless Services, Inc. and the Company, each of AT&T PCS and the Company agrees to provide (each in its capacity as serving provider, the Serving Provider) mobile wireless radiotelephone service for registered customers of the other partys (the Home Carrier) customers while such customers are out of the Home Carriers geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a mobile wireless radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carriers charges for wireless service and 100% of pass-through charges (i.e., toll or other charges). Each Service Carriers service charges per minute or partial minute for the use for the first 3 years will be fixed at a declining rate, and thereafter will be equal to an adjusted average home rate or such lower rate as the parties negotiate from time to time. Each service Carriers toll charges per minute of use for the first 3 years will be fixed at a declining rate and thereafter such other rates as the parties negotiate from time to time.

     The Roaming Agreement has a term of 20 years, unless earlier terminated by a party due to the other partys uncured breach of any term of the Roaming Agreement or the FCC revoking or denying renewal of the other partys license or permit to provide CMRS.

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

(4)  Myrtle Beach Acquisition

     On June 30, 1998, the Company acquired an existing cellular system (the Myrtle Beach System) which serves the South Carolina 5--Georgetown Rural Service Area (the SC-5) for a purchase price of approximately $163.8 million from Vanguard Cellular Systems. The Company intends to integrate the Myrtle Beach System into its planned PCS Network. As a result of the acquisition, the Company is no longer considered a development stage enterprise under SFAS No. 7. The effects of the acquisition have been presented using the purchase method and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon managements best estimate of their fair value.

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

     Nine months ended September             1997            1998
     Net revenues                         $18,650,320     $23,342,629
                                          -----------     -----------
     Net loss                             $13,215,000     $10,268,034
                                          ===========     ===========
(5)  Short-term Debt

     Convertible Notes

     At various dates in 1997, certain private equity investors provided $1.6 million in financing to L.L.C. in the form of convertible promissory notes. The notes originally bore interest at 14% annually, payable at maturity. On January 15, 1998, L.L.C. assigned the notes to the Company. The Company, in conjunction with Holdings and the noteholders, subsequently negotiated a revised arrangement under which no interest would be paid on the notes, which became convertible into approximately $3.2 million worth of Holdings Series C preferred stock. The conversion of L.L.C. notes into Holdings equity occurred on February 4, 1998. The $1.6 million preferred return to the investors was accounted for as a financing cost during the period the notes were outstanding.

     Noninterest bearing loans

     During 1997, Holdings Cash Equity Investors provided short-term financing in the form of $11.9 million noninterest-bearing loans, which were advanced to the Company. Pursuant to the Closing Agreement, such loans were converted to equity of Holdings as a reduction of the requirements of the initial cash contribution. Concurrently, Holdings contributed these funds to the Company, which has recorded the transaction as additional paid in capital on the date of the contribution.

(6)  Bank Credit Facility

     On February 3, 1998, the Company entered into a Credit Agreement (the Credit Facility), a $425.0 million Credit Facility with Holdings, The Chase Manhattan Bank, as Administrative Agent, and certain banks and other financial institutions party thereto. The Credit Facility provides for
     (i) a $175.0 million senior secured term loan (the Tranche A Term Loan) which matures on August 3, 2004 (ii) a $150.0 million senior secured term loan (the Tranche B Term Loan and, together with the Tranche A Term Loan, the Term Loans) which matures on May 3, 2007 and (iii) a $100.0 million senior secured revolving credit facility (the Revolving Credit Facility and, together with the commitments to make the Term Loans, the Facilities) which matures on August 3, 2006.

     The commitment to make loans under the Revolving Credit Facility (Revolving Credit Loans and, together with the Term Loans, the Loans) automatically and permanently reduces, beginning on August 3, 2004 in eight quarterly reductions (the amount of each of the first two reductions, $5.0 million, the next four reductions, $10.0 million, and the last two reductions, $25.0 million). The Tranche A Term Loans are required to be repaid, beginning on February 4, 2002 in eighteen consecutive quarterly installments (the amount of each of the first four installments, $4,375,000, the next four installments, $6,562,500, the next four installments $8,750,000, the next four installments, $10,937,500, and the last two installments, $26,250,000).
     The Tranche B Term Loans are also required to be repaid beginning on February 4, 2002 in twenty-one consecutive quarterly installments (the amount of the first sixteen installments, $375,000, the next four installments $7,500,000, and the last installment, $114.0 million).

     Interest on all loans accrue, at the Companys option, either at (i) (a) a LIBOR rate multiplied by a fraction, the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency, or supplemental reserves) expressed as a decimal established by the Board of Governors of the Federal Reserve System which the Administrative Agent is subject for eurocurrency funding, plus (b) the Applicable Rate (as defined below) (Loans bearing interest described in (i), Eurodollar Loans) or (ii) (a) the higher of (1) the Administrative Agents prime rate and (2) the Federal Funds Effective Rate (as defined in the Credit Facility) plus 0.5%, plus (b) the Applicable Rate (Loans bearing interest described in (ii), ABR Loans). Interest on any overdue amounts will be at a rate per annum equal to 2% plus the rate otherwise applicable to such amounts. The Applicable Rate means, with respect to Tranche B Term Loans, 1.75% per annum, in the case of an ABR Loan, and 3.00% per annum, in the case of a Eurodollar Loan, and, with respect to Tranche A Term Loans and Revolving Credit Loans, a rate between 0.0% to 1.25% per annum (depending on the level of the Companys ratio of debt to earnings before income taxes, depreciation, and amortization (EBITDA) in the case of an ABR Loan, and a rate between 1.00% and 2.25% per annum (depending on the level of the Companys ratio of debt to EBITDA), in the case of a Eurodollar Loan.

     The Credit Facility requires an annual commitment fee of between 0.375% and 0.60% (depending on the level of the Companys ratio of debt to EBITDA) of the unused portion of the Facilities payable quarterly in arrears and a separate agents fee payable to the Administrative Agent. The Credit Facility also requires the Company to purchase an interest rate hedging contract covering an amount equal to at least 60% (as amended in July 1998) of the total amount of the outstanding indebtedness of the Company.

     The Term Loans are required to be prepaid and commitments under the Revolving Credit Facility reduced in an aggregate amount equal to (i) 50% of excess cash flow of each fiscal year commencing the fiscal year ending December 31, 2001,
     (ii) 100% of the net proceeds of asset sales, in excess of a yearly threshold, outside the ordinary course of business or unused insurance proceeds, (iii) 100% of the net cash proceeds in excess of the initial $150.0 million of issuances of debt obligations and (iv) 50% of the net cash proceeds of issuances of equity securities (other than in connection with the Equity Commitments); provided, that the prepayments and reductions set forth under clauses (iii) and
     (iv) will not be required if, after giving effect to such issuance, (a) the Companys ratio of senior debt to EBITDA would be less than 5 to 1 and (b) the Company would be in pro forma compliance with certain covenants in the Credit Facility.

     All obligations of the Company under the Facilities are unconditionally and irrevocably guaranteed (the Bank Facility Guarantees) by Holdings and each existing and subsequently acquired or organized domestic subsidiary of the Company. The Facilities and the Bank Facility Guarantees, and any related hedging contracts provided by the lenders under the Credit Facility, will be secured by substantially all of the assets of the Company and each existing and subsequently acquired or organized domestic subsidiary of the Company, including a first priority pledge of all of the capital stock held by the Company or any of its subsidiaries; provided that the pledge of shares of foreign subsidiaries may be limited to 65% of the outstanding shares of such foreign subsidiaries. The PCS Licenses will be held by one or more single purpose subsidiaries of the Company and will not be pledged to secure the obligations of the Company under the Credit Facility, although the equity interest of such subsidiaries must be pledged. Each single purpose subsidiary will not be allowed by the Company to incur any liabilities or obligations other than the Bank Facility Guarantee issued by it, the security agreement entered into by it in connection with the Credit Facility, and, in the case of any single purpose subsidiary established to hold real estate, liabilities incurred in the ordinary course of business of such subsidiary which are incident to being the lessee of real property of the purchaser, owner of lessee of equipment and taxes and other liabilities incurred in the ordinary course in order to maintain its existence.

     The Credit Facility contains covenants customary for facilities and transactions similar to the Credit Facility, including covenants relating to the amounts of indebtedness that the Company may incur, limitations on dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments and various financial maintenance covenants. The Credit Facility also contains covenants relating to the population covered by the Companys network and number of customers and customary representations, warranties, indemnities, conditions precedent to borrowing, and events of default. Loans under the Credit Facility are available to fund capital expenditures related to the construction of the Companys PCS network, the acquisition of related businesses, working capital needs of the Company, and customer acquisition costs. All indebtedness under the Credit Facility will constitute Senior Debt.

     The terms of the Credit Facility originally allowed the Company to incur only $150 million of indebtedness pursuant to the issuance of Subordinated Debt (as defined in the Credit Facility). In April 1998, the Company negated an amendment to the Credit Facility, which included provisions that (i) permit certain acquisitions (note 4); (ii) permit up to a total of $450 million in high yield debt; and (iii) exclude the equity issuances associated with certain acquisitions from the mandatory prepayment requirement

     As of September 30, 1998, the Company has drawn $150 million of Tranche B Term Loans under the facility.

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

(8)  Pending Acquisition

     The Company has signed a purchase agreement to acquire from AT&T PCS, Inc, (the Norfolk Acquisition) (i) an FCC license to use 20MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T PCS used in the operation of the PCS system in such BTA for an aggregate purchase price of $105 million, including $13.5 million of Holdings Series D Preferred Stock to be issued to AT&T PCS. In addition, the company has received equity commitments of $16.5 million from certain institutional investors related to the acquisition (See note 10). The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been substantially completed. The Norfolk Acquisition is subject to closing condition typical in acquisitions of this nature. There can be no assurance that the Norfolk Acquisition will be consummated on the terms described herein or at all.

(9)  Subordinated Debt

     On May 7, 1998, the Company completed an offering (the Offering) of $511,989,000 of 11% Senior Subordinated Discount Notes (the Notes), pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds of the Offering (after deducting an Initial Purchasers Discount of $9 million and fees and expenses of the offering of $1 million) were approximately $290 million. The Company used $135.0 million of the net proceeds to acquire the Myrtle Beach System (note 4). The Company intends to use the balance of the net proceeds from the Offering, together with the Capital Contributions (note 10) and borrowings under the Credit Facility, to fund: (i) capital expenditures, including the build-out of its PCS network; (ii) the Norfolk acquisition (note 8), (iii) operating losses; (iv) general corporate purposes, and (v) potential acquisitions.

     Cash interest will not accrue prior to May 1, 2003. Commencing on November 1, 2003, cash interest will be payable semiannually. Each Note was offered at an original issue discount (Initial Purchasers Discount). Although cash interest will not be paid prior to May 1, 2003, the original issue discount will accrue from the issue date to May 1, 2003.

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

     Upon a change in control, each holder of the Notes may require the Company to repurchase such Holders Notes, in whole or in part, at a purchase price equal to 101% of the accreted value thereof or the principal amount at maturity, as applicable plus accrued and unpaid interest to the purchase date.

(10) Capital Contributions

     On February 4, 1998, pursuant to the Securities Purchase Agreement, Holdings issued $140,000,000 of equity to certain institutional investors. The Securities Purchase Agreement requires the institutional investors to fund their unconditional and irrevocable obligations in installments in accordance with the following schedule:

                 Date due                         Amount
                 February 4, 1998           $ 45,000,000
                 February 4, 1999             35,000,000
                 February 4, 2000             35,000,000
                 February 4, 2001             25,000,000
                                            ------------
                                            $140,000,000

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

     Through September 30, 1998, Holdings received commitments for $55 million in equity contributions related to (i) Norfolk acquisition (note 8) and (ii) a potential contribution by AT&T PCS of additional PCS licenses to the company. These commitments are contingent on the completion of the pending acquisition.

     Common Stock

     On October 2, 1997, the Company issued 100 shares of its common stock to Holdings.

     L.L.C. Members Capital

     Members capital contributions are recorded when received.
     Total committed capital at October 31, 1997 was $1.00. Cash available for distribution will be made in proportion to their capital accounts. Allocation of income, gains, losses, and deductions will be in proportion to their capital accounts.

(11) Financial Statement Adjustment

     The Companys combined financial statements as of and for the three and nine month periods ended September 30, 1998 as originally presented have been adjusted to reflect deferred compensation related to the issuance of 49,137 shares of common stock of Holdings to employees. In February 1998, Holdings granted 16,876 shares of restricted stock to certain employees. Deferred compensation for the stock granted to employees of $307,017, net of $30,671 for forfeited shares was recorded in 1998 in connection with the adjustment based on the estimated fair value at the time of issuance. In June 1998 additional shares of 32,261 were issued as anti-dilutive protection related to capital contributions received by Holdings for the Myrtle Beach transaction. Deferred compensation of $2,848,773 was recorded for stock granted to employees, net of forfeitures in connection with the adjustment. Deferred compensation will amortize into income over five years and $32,645 and $338,645 was amortized into income for the three and nine month periods ended September 1998. The following is a reconciliation of the adjusted amounts:

                                       As originally
                                         Presented     Adjustment  As Adjusted

     Balance Sheet at September 30, 1998:
       Additional paid in capital    $181,821,116   $3,155,790  $184,976,906
       Accumulated deficit             17,443,879      338,645    17,782,524
       Deferred compensation                    -    2,817,145     2,817,145

     Statement of Operations:
      Three months ended September 1998
       Non-cash compensation           $        -      $32,645       $32,645
       Net loss                         6,622,230       32,645     6,654,875

     Nine months ended September 1998
       Non-cash compensation           $        -     $338,645      $338,645
       Net loss                        13,483,040      338,645    13,821,685


  Item 2.   Managements Discussion and Analysis of Financial
            Condition and Results of Operations


        Managements Discussion and Analysis of Financial
               Condition and Results of Operations

Forward-Looking Statements

  When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (SEC), in the Companys press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases will likely result, management expects or the Company expects, will continue, is anticipated, estimated or similar expressions (including confirmations by an authorized executive officer of the Company or any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General

  The following discussion and analysis is based upon the combined financial statements of the Company and its predecessor, Triton Communications L.L.C. (L.L.C.) for the periods presented herein, and should be read in conjunction with the combined financial statements and the notes thereto contained elsewhere in this prospectus.

On March 6, 1997, L.L.C. was formed to explore various business opportunities in the wireless telecommunications industry, principally related to PCS and cellular activities. During the period from March 6, 1997 through October 1, 1997, L.L.C.s activities consisted principally of hiring a management team, raising capital, and negotiating strategic business relationships, primarily related to PCS business opportunities. Triton PCS, Inc.(formerly Triton PCS License Company, Inc., with its subsidiaries referred to as Triton) was formed on October 2, 1997 as a wholly owned subsidiary of Triton PCS Holdings, Inc. (formerly Triton PCS, Inc. referred to as Holdings).Subsequent to October 2, 1997, the above activities continued but were conducted primarily through Triton. Consequently, for purposes of the accompanying financial statements, L.L.C. has been treated as a predecessor entity. The chief executive officer of L.L.C. is also the chief executive officer of Holdings and Triton. As a result of this relationship, certain financing relationships and the similar nature of the business activities conducted by each respective legal entity, L.L.C. and Triton are considered companies under common control.

Overview

The Company intends to become a leading provider of wireless broadband PCS in the southeastern United States. The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon Cellular Group, along with various private equity investors, with the intent to develop and operate a leading PCS network in the Southeast. In October 1997, the Company entered into a joint venture agreement with AT&T PCS, a wholly-owned subsidiary of AT&T Corp., whereby the Company will be the exclusive provider of wireless mobility services under the AT&T consumer brand name in a contiguous area covering approximately 11 million Pops (population equivalents) in the southeastern United States. AT&T PCS contributed the PCS Licenses to the Company covering the Licensed Area in exchange for an equity interest in Holdings. Additionally, the Company is a party to agreements with AT&T that, among other things, allow the Company to benefit from AT&Ts nationwide wireless foot print and promotional and marketing efforts and provide the Company with favorable roaming and long distance rates for services on AT&Ts wireless and long distance networks. The PCS Licenses authorize the Company to provide PCS services to such major population and business centers as Charleston, SC, Columbia, SC, Greenville/Spartanburg, SC, Richmond, VA and Augusta, GA, as well as major resort destination such as Myrtle Beach, SC, Hilton Head, SC and Kiawah Island, SC. The Company expects to commence commercial operations by the end of the first quarter of 1999 or shortly thereafter in the Initial Configuration.

On June 30, 1998, the Company acquired an existing cellular system (the Myrtle Beach System), which serves Myrtle Beach, SC and the surrounding area(the Myrtle Beach Acquisition), from Vanguard Cellular Systems of South Carolina, Inc. for a purchase price of approximately $163.8 million. The Company believes it will seamlessly integrate the Myrtle Beach System, which uses digital TDMA/IS-136 cellular technology, into its planned PCS network as part of the Initial Configuration. Since the Myrtle Beach System is within the Licensed Area, it will operate under the AT&T Agreements. The Company expects that the Myrtle Beach Acquisition will (i) provide the Company with a system that currently generates positive cash flow, (ii) accelerate the ability of the Company to capture roaming traffic generated by Myrtle Beachs highly transitory population, (iii) accelerate the Companys time-to-market in South Carolina and(iv) render a PCS build-out in the Myrtle Beach region unnecessary.

The Company has signed a purchase agreement to acquire from AT&T PCS, Inc. (the Norfolk Acquisition) (i) an FCC license to use 20MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T PCS used in the operation of the PCS system in such BTA for an aggregate purchase price of $105 million, including $13.5 million of Series D Holdings Preferred Stock to be issued to AT&T PCS. In addition, the company has received equity commitments of $16.5million from certain institutional investors related to the acquisition. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been substantially completed. The Norfolk Acquisition is subject to closing conditions typical in acquisitions of this nature. There can be no assurance that the Norfolk Acquisition will be consummated on the terms described herein or at all.

To date, the Company has incurred expenditures in connection with the establishment of its business, raising capital, the initial design and construction of its PCS network, and engineering, marketing, administrative and other start-up related expenses. The Company expects to launch commercial operations in the Initial Configuration by the end of the first quarter of 1999 or shortly thereafter. Upon completion of the Initial Configuration, the Company intends to target the remaining cities, connecting highway corridors and counties along the interstates with population densities of 50 or more per square mile. The Company expects to extend its coverage to approximately 85% of the Pops in the Licensed Area by the end of the fourth quarter of 2001, which the Company believes will generally provide greater coverage than current cellular operators in such markets. The extent to which the Company is able to generate operating revenues and earnings is dependent on a number of business factors, including construction of the network at or below its estimated costs, successfully deploying the PCS network and attaining profitable levels of market demand for the Companys products and services.

Financial Statement Adjustment

The Companys combined financial statements as of and for the three and nine months periods ended September 30, 1998 as originally presented have been adjusted to reflect deferred compensation related to the issuance of 49,137 shares of common stock of Holdings to employees. In February 1998, Holdings granted
16,876 shares of restricted stock to certain employees. Deferred compensation for the stock granted to employees of $307,017, net of $30,671 for forfeited shares was recorded in 1998 in connection with the adjustment based on the estimated fair value at the time of issuance. In June 1998, additional shares of 32,261 were issued as anti-dilutive protection related to capital contributions received by Holdings for the Myrtle Beach transaction. Deferred compensation of $2,848,773 was recorded for stock granted to employees, net of forfeitures in connection with the adjustment. Deferred compensation will amortize into income over five years and $32,645 and $338,645 was amortized into income for the three and nine month periods ended September 1998. The following is a reconciliation of the adjusted amounts:

                                     As originally
                                        Presented    Adjustment    As Adjusted

     Balance Sheet at September 30, 1998:
        Additional paid in capital    $181,821,116   $3,155,790   $184,976,906
        Accumulated deficit             17,443,879      338,645     17,782,524
        Deferred compensation                    -    2,817,145      2,817,145

     Statement of Operations:
      Three months ended September 1998
        Non-cash compensation           $        -      $32,645        $32,645
        Net loss                         6,622,230       32,645      6,654,875

     Nine months ended September 1998
       Non-cash compensation            $        -     $338,645       $338,645
       Net loss                         13,483,040      338,645     13,821,685

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Revenues for the three months ended September 30, 1998 were $ 8.8 million related to the Myrtle Beach area. Service revenues were $ 5.7 million for the quarter, primarily due to an increasing customer base and increased roaming revenues for the quarter due to seasonality of roaming traffic in the Myrtle Beach Area. Equipment revenues were $ 0.4 million for the quarter, primarily due to sales of handsets and accessories to new customers. Roaming revenues were $ 2.7 million for the quarter ended September 30, 1998.

General and Administrative expenses increased $8.8 million to $9.7 million for the three months ended September 30, 1998 as compared to the same period in 1997, primarily due to administrative costs associated with the Myrtle Beach Area and the establishment of the Companys corporate and regional organizational structure. During the three months ended September 30, 1998, depreciation and amortization expenses were $
3.0 million. The increase related primarily to the depreciation of the assets acquired in Myrtle Beach and the amortization of the Myrtle Beach license.

For three months ended September 30, 1998, non-cash compensation was $32,645. This amount relates to the issuance of common and preferred stock of Holdings to employees. There were no non-cash compensation charges in 1997.

For the three months ended September 30, 1998, interest expense was $ 11.7 million, net of capitalized interest of $ 0.5 million. The Company had borrowings of $ 455.4 million as of September 30, 1998, with a weighted average interest rate of
10.11 %.

For the three months ended September 30, 1998, interest income was $ 4.1 million related to interest income on its cash and cash equivalents. Available cash increased significantly in August after drawing down $75 million on the Companys outstanding bank credit facility.

For the three months ended September 30, 1998, the Company recorded a tax benefit of $ 4.1 million related to temporary deductible differences, primarily net operating losses, arising during the current and prior year. Management has concluded that a valuation allowance is not necessary for these items due to the scheduled reversal of existing taxable temporary differences within the applicable carry forward period of those deductible differences, which arose in connection with the AT&T transaction. Accordingly, management believes it is more likely than not that all recorded deferred tax assets will be realized.

The net loss increased $5.3 million to $6.7 million for the three months ended September 30, 1998 as compared to the same period in 1997. The loss resulted primarily from the items discussed above.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Revenues for the nine months ended September 30, 1998 was $8.8 million related to the Myrtle Beach Acquisition. For the nine months ended September 30, 1998, service revenues were $5.7 million, and equipment revenues were $0.4 million, respectively, which represents third quarter activity of the Myrtle Beach Area subsequent to the acquisition on June 30, 1998. Roaming revenue was $2.7 million for the nine months ended September 30, 1998.

General and Administrative expenses increased $8.8 million for the nine months ended September 30, 1998, primarily due to administrative costs associated with the Myrtle Beach Acquisition and the establishment of the Companys organizational structure. During the nine months ended September 30, 1998, depreciation and amortization expenses were $4.3 million and relates to the depreciation of the Myrtle Beach assets and the amortization of the Myrtle Beach license.

For the nine months ended September 30, 1998 non-cash compensation was $ 0.3 million. This amount relates to the issuance of common and preferred stock of Holdings to employees.
There were no non-cash compensation charges in 1997.

For the nine months ended September 30, 1998, interest expense was $21.6 million, net of capitalized interest of $0.8 million. The Company had borrowings of $455.4 million as of September 30,1 998, with a weighted average interest rate of 10.11%.

For the nine months ended September 30, 1998, interest income was $6.9 million, due primarily to interest income on its cash and cash equivalents. Available cash increased significantly during the nine months due to process of $150 million from the Companys outstanding bank credit facility and proceeds of $291 million from the subordinated offering in May 1998.

For the nine months ended September 30, 1998, the Company recorded a tax benefit of $10.9 million related to temporary deductible differences, primarily net operating losses, arising during the current and prior year. Management has concluded that a valuation allowance is not necessary for these items due to the scheduled reversal of existing taxable temporary differences within the applicable carry forward period of those deductible differences, which arose in connection with the AT&T transaction. Accordingly, management believes it is more likely than not that all recorded deferred tax assets will be realized.

The net loss increased $12.0 million to $13.8 million for the nine months ended September 30, 1998 as compared to the same period in 1997. The loss resulted primarily from the items discussed above.

Liquidity and Capital Resources

Net Cash Used In Operating Activities

Net cash used in operating activities decreased $0.6 million to $0.2 million as compared to the same period in 1997. The decrease is due primarily to an increase in the Companys net loss, as adjusted to cash used in operating activities, of $4.6 million, offset by a positive change in working capital of$5.2 million due to increases in accounts payable and accrued expenses related to the operations in the Myrtle Beach area and the ongoing establishment of the Companys corporate and regional organizational structures.

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

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 1998 was $497.4 million, an increase of $495.7 million over the period from March 6, 1997 to September 30, 1997. During the period, the Company had net proceeds from borrowings under the Bank Credit Facility of $150 million. The Company had net proceeds from borrowings under the High Yield Offering $290 million net of an initial purchasers discount of $9.0 million and fees and expenses of $1.0 million. In addition, the Company received capital contributions of $68.3 million from Holdings related to funding of capital commitments by the initial cash equity investors and receipt of additional capital commitments related to the pending Myrtle Beach Acquisition.

Liquidity

The build-out of the Companys PCS network and the marketing of the Companys PCS services will require substantial capital. As it completes its build-out, the Company will be highly leveraged. The Company currently estimates that its capital requirements (including capital expenditures, working capital, debt service requirements and anticipated operating losses) for the period from inception through year-end 2001 (assuming substantial completion of the Companys network build-out of the Pops in the Licensed Area by such time) will total approximately $859 million. Actual amounts of the funds required may vary materially from these estimates.

The Company is engaged in a substantial construction project. The Company expects to spend $167 million on the build-out of its initial coverage area by year-end 1998. The build-out will include the installation of two switches and the lease or acquisition of approximately 500 cell sites, as well as spectrum clearing costs, retail store fit out, and administrative systems. The Company estimates that it will spend $185 million in 1999 as it continues its build out, which will include such activities as cell site acquisitions, construction, and costs related to its administrative systems, spectrum clearing, switch software and retail store fit outs. The preceding capital forecasts exclude internal engineering and capitalized interest costs.

The Company currently has no sources of revenue to meet its capital requirements other than from the Myrtle Beach Acquisition. Accordingly, the Companys revenues will remain insufficient to meet its capital requirements. The Cash Equity Investors and certain Management Stockholders have severally made irrevocable commitments to contribute $140 million in cash to the Company through January 2001 in exchange for 1.4 million shares of Series C Preferred Stock. To date, the Cash Equity Investors, along with the Management Stockholders, have contributed an aggregate of $45 million. The Cash Equity Investors, along with Management Stockholders, will contribute an additional $35million on each of the first and second anniversaries of the Securities Purchase Closing Date and $25 million on the third anniversary of the Securities Purchase Closing Date. In addition, the Company has received an additional equity commitment of $35 million of these commitments have been received. These funds were concurrently contributed to the Company.

Through September 30, 1998, Holdings received commitments for $55 million in equity contributions related to (i) the Norfolk acquisition and (ii) a potential contribution by AT&T PCS of additional PCS licenses to the company. These commitments are contingent on the completion of the pending acquisition.

On February 3, 1998, the Company entered into the Credit Facility. The Credit Facility provides for (i) a $175 million, eight and one-half year Tranche A Term Loan, (ii) a $150 million, nine and one-quarter year Tranche B Term Loan and (iii) a $100 million, eight and one-half year Revolving Credit Facility. The commitment to make Revolving Credit Loans is reduced automatically beginning on August 3, 2004 and the Term Loans must be repaid beginning on February 4, 2002. In addition, the Credit Facility requires the Company to make mandatory prepayments of outstanding borrowings under the Credit Facility commencing with the fiscal year ending December 31, 2001 based on a percentage of excess cash flow, and contains customary financial and other covenants. To date, $150million of the Tranche B Term Loans have been drawn by the Company, which are expected to fund the Companys future operations. Borrowings under the facilities are secured by a first priority pledge of all assets of the Company, including the capital stock of the Company and its subsidiaries.

On May 7, 1998, the Company completed an offering (the Offering) of $511,989,000 of 11% Senior Subordinated Discount Notes due 2008 (the Notes),pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds of the Offering (after deducting an Initial Purchasers Discount of $9million and fees and expenses of the offering of $1 million) were $290 million. The Company used $135 million of the net proceeds to acquire the Myrtle Beach System. The Company intends to use the balance of the net proceeds from the offering, together with the Capital Contributions and borrowings under the Credit Facility, to fund:
(i) capital expenditures, including the build-out of its PCS network; (ii) the acquisition of the Myrtle Beach System; (iii) operating losses; (iv) general corporate purposes, and (v) potential acquisitions.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and the events and circumstances from non-owner sources. For the periods presented in the accompanying statements of operations, comprehensive income equals the amounts reported on the accompanying statement of operations.

In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS
131). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 during the current period. The effect of initial application of the statement did not have a material effect on the Companys financial statements.

In February 1998, the FASB issued Statement No. 132, Employees Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). This statement is effective for fiscal years beginning after December 15, 1997. It is not expected that application of this statement will have a material effect on the Companys financial statements.

In April 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 31, 1998.
The Company has elected early adoption of this statement beginning in fiscal year ending December 31, 1998. The effect of initial application of the statement did not have a material effect on the Companys financial statements.

In June 1998, the FASB issued Statement No. 133, Accounting for
Derivative Instruments and Hedging Activities (SFAS 133.  The
Company has not yet fully analyzed the impact of this statement on its financial statements.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. This issue will impact not only Information Technology (IT), but Non-IT systems as well, given Non-IT systems typically include embedded technology such as microcontrollers. If date sensitive software recognize the year 00 as the year 1900 rather than the Year 2000, the potential exists for computer system failure or miscalculations, which could cause disruption of operations.

Given that the Company is in the development stage, and is currently in the process of selecting and implementing its operational and financial systems, the Company believes that it has adequately considered Year 2000 compliance in its selection of IT systems. In addition, given the nature of the Companys operations, potential non-compliance of Non-IT systems are not expected to have a significant impact on the Company. However, there can be no assurance that non-compliance of Non-IT systems will not have a material adverse effect on the Company or its operations.

The Company has initiated communications with all of its significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon. The Companys estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have material adverse effect on the Company.

A thorough assessment of the Year 2000 Issue relative to the Myrtle Beach Acquisition will be performed. The Company intends to migrate the Myrtle Beach operational and financial systems to the systems currently being implemented for the Company and expects to complete this migration by December 31, 1998. There can be no assurance that this migration will be successful. The failure to successfully migrate the Myrtle Beach operational and financial systems into the Companys systems could have a material adverse effect on the Company.

The costs and risks associated with the Year 2000 Issue are not expected to have a significant impact on the Company.

Inflation

The Company does not believe that inflation has had a material impact on the Companys operations. However, there can be no assurance that a high rate of inflation in the future will not have a material adverse effect on the Companys operating results.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of Management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company

Item 5.  Other Information

      On October 31, 1998 the Company consummated a fully subscribed registered exchange offer for the notes (the Exchange Offer) to satisfy certain of the Companys obligations under a registration rights agreement relating to the notes. The form and terms of the notes issued under the Exchange Offer are substantially identical in all material respects to the form and terms of the notes used on May 7, 1998.


Item 6.  Exhibits and Reports on  Form 8-K

         Exhibits
           27 Financial Data Schedule


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereto duly authorized.



                              TRITON PCS, INC.
                              (Registrant)


                              By: /S/   Michael E. Kalogris
                              -----------------------------
                                    Michael E. Kalogris
                                    Chairman & CEO



                              By: /S/   David D. Clark
                              ----------------------------
                                    David D. Clark
                                    Senior Vice President & CFO








THIS PROSPECTUS IS FILED
PURSUANT TO RULE 424 (B) (3) OF THE SECURITIES ACT OF 1933.









PROSPECTUS SUPPLEMENT
TO PROSPECTUS
DATED OCTOBER 30, 1998



TRITON PCS, INC.
11% SENIOR SUBORDINATED DISCOUNT NOTES
DUE 2008











ATTACHED IS THE COMPANYS REPORT ON FORM [10-Q]