Form 10-K/A
period 1998-12-31
TRITON PCS INC
filed 1999-11-15
CIK 1064735

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K/A
                         (Amendment No. 1)

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

                     COMMISSION FILE NUMBERS:

                  TRITON PCS, INC. - 333-57715
       TRITON PCS OPERATING COMPANY L.L.C. - 333-57715-02
        TRITON PCS LICENSE COMPANY L.L.C. - 333-57715-02
       TRITON PCS EQUIPMENT COMPANY L.L.C. - 333-57715-03
       TRITON PCS PROPERTY COMPANY L.L.C. - 333-57715-04 TRITON PCS HOLDINGS COMPANY L.L.C. - 333-57715-05
        TRITON MANAGEMENT COMPANY, INC.  - 333-57715-06
   (Exact names of Registrants as specified in their charters)

       Delaware                                 23-2930873
       Delaware                                 23-2941874
       Delaware                                 23-2941874
       Delaware                                 23-2941874
       Delaware                                 23-2941874
       Delaware                                 23-2941874
       Delaware                                 23-2940271
   (State or other jurisdiction of            (I.R.S. employer
  incorporation or organization)        identification number)

                      375 Technology Drive
                   Malvern, Pennsylvania 19355
     (Address and Zip Code of  principal executive offices)

                         (610) 651-5900
       (Registrants telephone number, including area code)

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

Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting equity securities held by non-affiliates of the Registrants: There is no public trading market for the equity securities of the Registrants and, accordingly, the Registrants are not presently able to determine the market value of equity securities held by non- affiliates.

Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C. and Triton Management Company, Inc. meet the conditions set forth in General Instruction I.



                          TRITON PCS INC
                            FORM 10-K/A
                         (Amendment No. 1)
                         TABLE OF CONTENTS

                                                                  PAGE
PART I
Item 1      Business                                              1
Item 2      Properties                                            14
Item 3      Legal Proceedings                                     14
Item 4      Submission of Matters to a Vote                       14

PART II
Item 5      Market for Registrants Stock                          14
Item 6      Selected Financial Data                               14
Item 7      Managements Discussion and Analysis of Financial
               Condition and Results of Operations.               16
Item 7A     Quantitative and Qualitative Disclosure
               about Market Risk                                  21
Item 8      Financial Statements & Supplementary Data.             F-1
            Report of PricewaterhouseCoopers LLP.                  F-2
            Combined Balance Sheet.                                F-3
            Combined Statement of Operations.                      F-4
            Combined Statements of Stockholders Equity.            F-5
            Combined Statement of Cash Flows.                      F-6
            Description of Business                                F-7
            Summary of Significant Accounting Policies.            F-7
Item 9      Changes in and Disagreements with Accountants         22

PART III
Item 10     Executive Officers and Directors.                     22
Item 11     Executive Compensation.                               24
Item 12     Security Ownership.                                   25
Item 13     Certain Relationship.                                 27

PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K
            Signatures
            Exhibit Index



ITEM 1.  BUSINESS

THE COMPANY

     The Company intends to become a leading provider of wireless broadband personal communications services (commonly referred to as PCS) in the southeastern United States. The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon Cellular Group, along with various equity investors, with the intent to develop and operate a leading PCS network in the Southeast. In October 1997, the Company entered into a joint venture agreement with AT&T PCS, a wholly-owned subsidiary of AT&T Corp. (together with affiliates AT&T), whereby the Company will be the exclusive pr ovider of wireless mobility services under the AT&T consumer brand name in a contiguous area covering approximately 11 million Pops (each person in a defined market area) in the southeastern United States the (Licensed
Area). AT&T PCS contributed certain PCS licenses to the Company covering the Licensed Area in exchange for an equity interest in the Company. Additionally, the Company is a party to agreements with AT&T that, among other things, allow the Company to benefit from AT&Ts nationwide wireless footprint and promotional and marketing efforts and provide the Company with favorable roaming and long distance rates for services on AT&Ts wireless and long distance networks. See Certain Relationships and Related Transactions--The AT&T Agreements. The PCS Licenses authorize the Company to provide PCS services to such major population and business centers as Charleston, SC, Columbia, SC, Greenville/Spartanburg, SC, Richmond, VA and Augusta, GA, as well as major destination resorts such as Myrtle Beach, SC, Hilton Head, SC and Kiawah Island, SC. The Company commenced commercial operations in the first quarter of 1999 in an initial area covering approximately 40% of the Pops in the Licensed Area (the Initial Configuration).

      The Company believes the Licensed Area has outstanding demographic characteristics, including strong population growth and favorable population density and traffic patterns. According to Paul Kagan Associates, Inc., from 1995 to 2000, population growth in the Companys markets is expected to be nearly double the national average. Additionally, the population density in the Companys markets is 57% above the national average, and traffic density in the Companys markets (measured by daily car miles per interstate highway miles) is 7% above the national average. See - -Summary Market Data. The Company believes that its Licensed Area, together with AT&Ts recently launched wireless systems located in the adjacent cities of Washington, DC, Charlotte, NC and, Atlanta, GA, creates a large, contiguous area which provides numerous cost and other synergistic benefits.

     The Company intends to offer customers affordable, reliable, high-quality mobile telecommunications services. Specific service offerings will include single number service and advanced features such as call screening and caller ID. As the market for wireless telecommunications services and the Companys technological capabilities continue to develop, the Company expects to offer additional wireless applications such as high-speed data transmission to and from computers, wireless office, advanced paging, facsimile and Internet access services.

      The Company has chosen to build its PCS network using Time Division Multiple Access (TDMA) technology based upon the IS-136 standard (TDMA/IS-136) which is the technology utilized by AT&Ts nationwide wireless network, thus allowing the Companys network to be compatible with AT&Ts and other TDMA/IS-136 networks immediately upon launch of operations. TDMA/IS-136, among other things, allows service providers to offer enhanced integrated services not currently offered by traditional analog cellular providers, including integrated voicemail, custom-calling and short-messaging. Currently three of the top four wireless telecommunications companies in the U.S., based on current customers, utilize TDMA/IS-136 technology.

      On June 30, 1998, the Company acquired an existing cellular system which serves Myrtle Beach, SC and the surrounding area, from Vanguard Cellular System of South Carolina, Inc. for a purchase price of approximately $164.5 million. The Company believes it will seamlessly integrate the Myrtle Beach system, which uses digital TDMA/IS-136 cellular technology, into its planned PCS network as part of the Initial Configuration. Since the Myrtle Beach system is within the Licensed Area, it operates under the AT&T agreements. The Company believes that the Myrtle Beach acquisition has (i) provided the Company with a system that currently generates positive cash flow, (ii) accelerated the ability of the Company to capture roaming traffic generated by Myrtle Beachs highly transitory population, (iii) accelerated the Companys time-to-market in South Carolina and (iv) rendered a PCS build-out in the Myrtle Beach region unnecessary.

      On December 31, 1998, the Company acquired from AT&T (i) an FCC license to use 20 MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T PCS used in the operation of the PCS system in such BTA for an aggregate purchase price of $111 million. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been substantially completed and the Norfolk BTA commenced commercial operations in the first quarter of 1999. With the Norfolk Acquisition, coverage within the Companys contiguous footprint totals approximately 13 million Pops.

     In addition to the contribution by AT&T of the PCS Licenses, the Company has raised $140 million of irrevocable equity commitments payable over a three-year period, $80 million of which has been received by the Company as of, March 26, 1999, from, or from entities managed by, Chase Capital Partners, J.P. Morgan Investment Corporation, Desai Capital Management Incorporated, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc. and Duff Ackerman Goodrich & Assoc., L.P. See Certain Relationships and Related Transactions--The Securities Purchase Agreement. The Company has also received from the cash equity investors (i) an additional $35 million in connection with the Myrtle Beach Acquisition and (ii) approximately $16.5 million in connection with the Norfolk Acquisition.

STRATEGIC ALLIANCE WITH AT&T

        AT&T holds FCC licenses to provide wireless telecommunications service in areas covering 96% of the U.S. population. In order to effectively and rapidly construct its PCS markets and commence offering wireless services, AT&T has focused on building out selected cities within its coverage area, while entering into agreements with certain independent wireless operators, such as the Company, to build out and operate the remainder of its PCS markets. AT&T contributed the PCS licenses, covering 20 MHz of spectrum in the Licensed Area, in exchange for an equity interest in the Company and certain other rights including preemptive rights and the right to appoint one board member. AT&T has retained 10 MHz of spectrum in the Licensed Area for use as a non-mobile wireless provider. The terms of the joint venture between the Company and AT&T, including those governing the 10 MHz of spectrum retained by AT&T, are set forth in the AT&T agreements described below. See Certain Relationships and Related Transactions--The AT&T Agreements.

      The Company believes its alliance with AT&T will enable the
Company  to  benefit  from  AT&Ts  brand  name  recognition   and
marketing   efforts   and  provides  numerous   other   strategic
advantages, including the following:

      LICENSE RIGHTS. The Company will market its PCS services as
Member,   AT&T  Wireless  Network  and  will  use  the   globally
recognized AT&T logo.

     COMPANY EXCLUSIVITY. The Company will be AT&Ts exclusive provider of wireless mobility services for people residing within the Licensed Area.

      AT&T EXCLUSIVITY. The Company will use AT&T as its provider of telecommunications services, other than wireless mobility, for its ancillary or bundled services, including long distance and, where applicable, local service to the Company.

      ROAMING. AT&Ts and the Companys customers who own dual-band/dual-mode phones will roam on each others mobile wireless systems.

      PRODUCTS AND SERVICES. The Company expects to continue to benefit from AT&T related discounts on such products and services as handsets, infrastructure equipment and billing services. For example, the Company has entered into an agreement with Nokia to supply mobile telephone equipment, software and services at the discounted prices set for AT&T affiliates.

      RESALE  BY  AT&T. The Companys network will be utilized  by
AT&T  to provide the Companys service to accounts that reside  in
the   Licensed  Area.  See  Certain  Relationships  and   Related
Transactions--The Stockholders Agreement-- Exclusivity.

BUSINESS STRATEGY

     The Company intends to become a leading provider of wireless broadband communications services in its markets. To achieve its objective, the Company will pursue the following business strategies:

      LEVERAGE RELATIONSHIP WITH AT&T. The Company intends to capitalize on the marketing opportunities derived from its relationship with AT&T, including (i) co-branding with the AT&T logo, (ii) nationwide coverage, (iii) an expansive home calling area and (iv) bundling of AT&T telecommunications products and service offerings. The Company believes its affiliation with AT&T will also yield the following benefits: (a) favorable vendor contracts, (b) long-term roaming arrangements with prescribed pricing, including preferred carrier status for AT&T-affiliated roaming traffic, and (c) availability of AT&Ts Network Operating Centers and customer service centers.

      EXECUTE INTEGRATED MARKETING PLAN. The Company intends to adopt a marketing approach that leverages AT&Ts nationwide presence and brand name. The Company expects to capitalize on its regional focus and its ability, as a small, entrepreneurial company, to respond quickly and creatively to changing customer needs. In all of its marketing efforts, the Company intends to emphasize the improved quality, enhanced features and favorable pricing of its PCS system. Its marketing strategy has been designed to increase overall wireless communications penetration with an emphasis on mass marketing concepts designed to appeal to a broad demographic base.

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

      PROVIDE SUPERIOR CUSTOMER SERVICE. The Companys strategy is predicated on building strong, enduring relationships with customers. The Company is developing an organization in which each employee views his or her function in terms of the impact on the customer. In support of this strategy, the Company has developed a compensation plan tied to the attainment of customer quotas and customer retention rates. Furthermore, the Company intends to effectively manage its customer relationships through the use of sophisticated information systems that best meet the evolving needs of individual customers.

     DEPLOY STATE-OF-THE-ART TECHNOLOGY. The Companys choice of TDMA technology utilizing the IS-136 platform provides the Company with the opportunity to capitalize on certain advantages, such as higher voice quality, greater security and enhanced features, relative to analog cellular service providers. This technology also provides for more powerful error correction, less susceptibility to fading and reduced interference (which results in fewer dropped calls) and increased customer capacity relative to a typical analog system. In addition, the TDMA dual-band/dual-mode handsets provide operating capability in both digital mode at 1900 MHz and 800 MHz and analog mode at 800 MHz, thereby increasing the customers roaming capabilities. Furthermore, TDMA utilizes a hierarchical cell structure that allows for cost-effective capacity enhancement and greater customization of calling plans.

      EXECUTE HIGH QUALITY BUILD-OUT PLAN. The Company plans to construct a state-of-the-art, high quality network. The Companys radio frequency design has a high density of cell sites which, together with the use of digital technology, will allow the Companys system to handle higher traffic demand than cellular operators, thereby allowing the Company to offer lower per-minute rates. The Companys network design will also allow extensive use of micro- and mini-cell sites to service expensive, difficult to reach locations and coverage gaps within the Companys wireless network.

POTENTIAL EXCHANGE

      On March 24, 1998, the Company entered into a non-binding letter of intent related to certain transactions, including the potential acquisition of 1.9 million additional net incremental Pops, and the exchange of the Hagarstown, MD and Cumberland, MD BTAs. The agreement has been modified to only include the exchange of 512,000 Pops located in the Hagerstown, MD and Cumberland, MD BTAs for 517,000 Pops located in certian countries in Savannah, GA and Athens, GA BTAs, all of which are contiguous to the Companys existing service area. Due to the difference in value per Pop of the BTAs exchanged, consideration of approximately $9.7 million, all of which is expected to be represented by non- cash equity interests in Triton PCS Holdings Company, Inc. (Holdings) will be issued to AT&T. The transaction is subject to execution of a definitive exchange agreement and closing conditions typical in transactions of this nature. If the transaction is consummated, Holdings intends to contribute the Savannah, GA and Athens, GA licenses to the Company. The Savannah and Athens Pops have not been built, however, the Company expects that the Pops will be included in the current build-out plan developed for the Companys existing footprint.

                       SUMMARY MARKET DATA

     The  Company believes the contiguous markets covered by  the
PCS   licenses  are  in  an  area  with  attractive   demographic
characteristics,   including  strong  population   growth,   high
population and local interstate traffic density.


                                                         Local
                                                      Interstate
                               % Growth    Population   Traffic
LICENSED AREAS(1)    POPS(2)  1995-2000(3) DENSITY(4)  DENSITY(5)


CHARLOTTE MTA
Anderson, SC             329.4     0.97%       114       29,830
Asheville/
   Hendersonville, NC    568.2     1.41         93       28,806
Charleston, SC           638.0    (0.10)       118       36,887
Columbia, SC             627.9     1.18        158       31,678
Fayetteville/
   Lumberton, NC         642.0     1.51        133       27,781
Florence, SC             257.0     0.80        113       24,924
Goldsboro/Kinston, NC.   233.0     0.98        114        9,068
Greenville/
   Washington, NC.       241.3     1.31         60         n.a.
Greenville/
   Spartanburg, SC       853.2     0.94        215       28,578
Greenwood, SC.            72.8     0.58         91         n.a.
Hickory/Lenoir, NC       319.9     1.16        196       31,709
Jacksonville, NC         150.3     0.67        197         n.a.
Myrtle Beach, SC         156.6     0.83        137         n.a.
New Bern, NC             166.9     0.49         82         n.a.
Orangeburg, SC           118.8     0.25         63       27,530
Roanoke Rapids, NC        79.6     0.55         63       28,837
Rocky Mount/
   Wilson, NC            212.7     0.82        150       26,101
Sumter, SC               154.1     0.87         92       19,303
Wilmington, NC           304.3     2.50        106       14,139
KNOXVILLE MTA
Kingsport, TN.           682.2     0.38        116       23,560
Middlesboro/
   Harlan, KY.           123.3     0.23         77         n.a.
ATLANTA MTA
Augusta, GA.             567.8     0.51         88       24,425
Savannah, GA.            128.9     1.38         78       24,362
WASHINGTON MTA
Charlottesville, VA.     211.4     1.13         73       15,981
Cumberland, MD.          159.9    (0.09)        63       15,239
Fredricksburg, VA.       132.5     2.64         98       67,775
Hagerstown, MD/
   Chambersburg, PA.     353.8     0.64        160       25,319
Harrisonburg, VA.        140.9     0.98         57       29,618
Winchester, VA.          154.8     1.23        116       25,166
RICHMOND MTA
Danville, VA.            177.6     0.32         79         n.a.
Lynchburg, VA.           158.1     0.01        116       32,447
Martinsville, VA.         89.3    (0.34)       102         n.a.
Richmond/
   Petersburg, VA.     1,202.7     0.84        131       36,233
Roanoke, VA.             638.8     0.48         90       27,649
STAUNTON/
   WAYNESBORO, VA.       106.9     0.62         75       27,180
TRITON TOTAL/AVERAGE  11,155.9(6)  1.57(7)   143.3     33,570(9)
U.S. AVERAGE              n.a.     0.83(10)  77(11)   31,521(12)

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

      CONTIGUOUS FOOTPRINT. The Company believes that its large contiguous footprint, which is adjacent to AT&Ts recently launched wireless network markets of Washington, DC, Charlotte, NC and Atlanta, GA, will be a substantial competitive advantage. The Companys affiliation with the AT&T Wireless Services Network will provide the Company with access to nationwide coverage, while its sizable home area, which will include adjacent AT&T wireless markets, will allow the Company to offer cost-effective, competitive calling plans stretching down much of the Mid-Atlantic and Southeastern coastal regions.

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

      SINGLE NUMBER SERVICE. This service will transfer all incoming calls between primary landline and wireless locations automatically. When a customers handset is activated, the Companys network will route all incoming calls to the customers wireless number. When the handset is deactivated, all calls will be directed to the customers primary landline location. This advanced intelligent network service application makes it possible for the customer to receive all his or her calls and text messages through a single telephone number, enhancing the anytime, anywhere functionality of the Companys wireless telecommunications. This increased reachability will be managed through a set of advanced features such as selective call screening, rejection, routing and forwarding screening, caller ID, message waiting and call hold.

      CALLER ID, VOICEMAIL, MESSAGE WAITING INDICATOR, SHORT MESSAGING. Caller ID enables users to choose which calls to accept and which to send to voicemail, a feature that will boost customer willingness to leave the phone on for incoming calls. Digital voicemail is available at a very cost effective rate and allows for fewer missed calls. Digital handset displays with message waiting indicators will eliminate the need to dial-in to check voicemail, and will permit the delivery of short messages similar to E-mail or alpha-numeric paging.

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

      EXTENDED BATTERY LIFE. New digital handsets are capable of operating in sleep mode while powered on but not in use, thus improving efficiency and extending battery life. The estimated effect of this capability is to extend battery life to five to six times that of analog handsets. The Company expects that this feature will increase usage, especially for incoming calls, as the phone can be left on for longer periods.

      AUTHENTICATION, VOICE PRIVACY. Through the use of an authentication key, the digital technology eliminates the need for PINs or Personal Identification Numbers. Digital technology also offers enhanced privacy of calls. Each voice signal is converted into a stream of data bits, which is encoded and then separated. Greater privacy results, as it is more difficult for a call to be decoded.

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

MARKETING STRATEGY

      The Company intends to adopt a marketing approach that leverages AT&Ts nationwide presence and brand name. The Company expects to capitalize on its regional focus and its ability, as a small, entrepreneurial company, to respond quickly and creatively to changing customer needs. In all of its marketing efforts, the Company intends to emphasize the improved quality, enhanced features and favorable pricing of its PCS system. Its marketing strategy has been designed to increase overall wireless communications penetration with an emphasis on mass marketing concepts designed to appeal to a broad demographic base.

      AFFILIATION WITH AT&T. The Company intends to capitalize on the marketing opportunities derived from the AT&T relationship, including (i) co-branding with the AT&T logo, (ii) nationwide coverage, (iii) an expansive home calling area and (iv) bundling of AT&T telecommunications products and service offerings. See Certain Relationships and Related Transactions--The AT&T Agreements.

     LOCAL FOCUS/CUSTOMER SERVICE. The Company expects to benefit from its intense focus on the Virginia, South Carolina, North Carolina and Georgia markets. Operational executives will be close to the customer and better able to build ties with the local community by emphasizing its regional identification. The Company will employ full-time customer service representatives that are extensively trained and authorized to solve customers concerns/questions about PCS services, activation, changing personal options, and other service information. Customer service representatives will be accessible from any of the Companys handsets at no charge.

      PRICING. The Companys pricing strategy will be based upon simplified, customer-friendly service plans allowing for customer preferred options and usage friendly features. Usage friendly features will include long distance throughout the continental U.S., caller ID, free first incoming minute and selective routing to voicemail. The Companys consumer pricing strategy is expected to result in low monthly access charges, region wide calling, usage- enhancing features and low per-minute rates. Lower per-minute rates relative to analog cellular providers are possible because digital cell and switch sites have greater capacity, thereby enabling the Company to market high use customer plans at significantly lower prices. Simultaneously, the Company will be able to offer the business user substantial economic savings on such features as: home regional roaming rates; free long distance throughout the contiguous United States; messaging; and reduced rates for incoming calls.

      ADVERTISING. The ability to benefit from the AT&T name and reputation will allow the Company to achieve customer growth more efficiently than competitors with low brand awareness. AT&T has spent billions of dollars nationally in advertising to build its brand name. In addition to participating in nationwide advertising campaigns promoting the AT&T brand name, the Company intends, subject to the terms of the License Agreement, to advertise its products and services using television, radio, print advertisements, outdoor advertising and promotional displays in retail stores. The Company will market its products and services under a local company name as Member, AT&T Wireless Network with the AT&T logo. The focus of its advertising campaign will be local folks providing national wireless services.

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

      WIRELESS OFFICE. The Company expects that one of its future product orientations will be the wireless office plan featuring
(i)  a  wireless  PBX with one handset for both  on-premises  and mobile use and (ii) separate pricing plans for calls within and outside such premises. The interconnection through PBX equipment provides (i) security through voice privacy and authentication,
(ii) all connections through least-cost routing, (iii) private-four-digit dialing that can reach regional or national end-users,
(iv) concurrent ringing of landline and mobile phone, and (v) caller control to select the routing if no answer. The flexibility in available pricing plans offered by wireless office is expected to give the Company the opportunity to attract high volume end users to its services. See --TDMA Digital Technology.

SALES AND DISTRIBUTION

      The Company plans to target a broad range of consumer and business markets utilizing a multi-channel sales plan. While the Company plans to have access to AT&Ts national sales channels, the Company also plans to offer its services and products through traditional cellular channels, such as company retail stores, mass merchandisers and retail outlets, a direct sales force and a third party independent agent program, as well as through new, lower-cost channels such as a corporate website and telemarketing. The Company is planning 7 to 12 retail points of presence per 100,000 Pops. In total, the Company estimates that approximately 60% to 70% of its gross additions will be generated by retail distribution.

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

      MASS MERCHANDISERS AND OUTLETS. The Companys retail store strategy will be complemented with mass market retail outlets in specifically identified areas in which the Company believes that established retailers offer the highest likelihood for success in reaching target customers. The Company also plans on utilizing small in-line stores and kiosks in smaller areas of 8,000 Pops or more.

       THIRD   PARTY  INDEPENDENT  AGENT  PROGRAM.  The  Companys
independent   agent   strategy  will  create  opportunities   for
distribution in areas that may not be served by retail stores and mass merchandisers.

     AT&T MAJOR ACCOUNT TEAMS. The Company plans on utilizing AT&Ts Business Marketing Division as a primary source of generating customers. Through developing and implementing a cross sell services strategy, and creating an administrative tracking system for referrals, the Company plans on providing compensatory incentives for the AT&T Major Account Teams to promote and sell the Companys product.

     DIRECT  SALES FORCE.   The Company plans on servicing  major
accounts through a direct sales force. The focus will be on those
business   accounts  not  covered  by  AT&Ts  Business  Marketing
Division.

     WEBSITE AND TELEMARKETING. The Company plans on developing these less expensive and more innovative sales channels to complement the retail presence within the Licensed Area as the build-out of the Initial Configuration nears completion. The primary concept of sales through the website is to communicate with customers in the way most preferred by that category of customer.

     Distribution of the Companys product can be divided into a two step process- sale and activation. The Companys management intends to take advantage of the technological features intrinsic to TDMA/IS-136 technology to separate the activation of the phone from the sale of the phone. This separation will provide several advantages to the Company, including: (i) higher quality service activation than is normally the case through mass merchandising retail channels; (ii) the opportunity for the Company to sell additional features, products or customized services at the time of activation; and (iii) reduced churn because customer expectations are set appropriately as basic training can be provided at the time of activation.

TDMA DIGITAL TECHNOLOGY

     The Company has selected TDMA digital technology utilizing the state-of-the- art IS-136 standard for its PCS network. The Company selected TDMA on the IS-136 standard because it (i) offers quality digital service with enhanced service capability,
(ii) is compatible with AT&Ts wireless network and (iii), in comparison to CDMA technology, allows the Company to take advantage of hierarchical cell sites to enhance coverage and create customized billing plans.

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

     Since the Company has chosen the TDMA/IS-136 standard, its network will be compatible with AT&Ts nationwide network immediately upon launch of operations. AT&Ts network, together with that of the Company and other affiliates of AT&T, is expected to span more than 80% of the United States.

     Finally, the Company has also chosen TDMA/IS-136 because it is capable of providing a hierarchical cell site structure which allows cost-effective capacity enhancement and greater customization of calling plans. An area covered by a macro-cell site can be overlapped with the addition of micro-cells and pico-cells to provide enhanced coverage within the same area. In addition, the technology allows for customized billing by cell site, if necessary. This is especially important in offering wireless office services. A pico-cell will provide coverage within an office building and can be billed on a specialized rate plan. As a user leaves the building, a micro-cell will provide localized coverage for a campus-based environment that will be billed accordingly. When the user leaves the specialized coverage area and is picked up by a macro-cell site, they will then be billed as a traditional mobile customer.

NETWORK BUILD-OUT

     The build-out of the Companys network involves systems design, acquisition of cell sites, equipment procurement, relocation of existing microwave users, interconnection with other communications providers, construction of cell sites, installation of switches, and testing, optimization and implementation of advanced management information and billing systems. A planning, acquisition and engineering team, composed of approximately 200 engineering employees, independent contractors and consultants, is designing and constructing the Companys digital PCS network based on the regional marketing and product requirements to meet the Companys targets for consistency, uniformity and reliability.

     The Companys principal objective is to maximize population coverage levels within targeted demographic segments and geographic areas, rather than building out wide-area cellular-like networks. The Company has commenced commercial operations in the Initial Configuration and expects to cover 60% of the Pops in the Licensed Area by the end of 1999. The Company expects to extend its coverage to approximately 80% of the Pops in the Licensed Area by the end of the fourth quarter of 2002.

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

     PROPERTY ACQUISITION. Four experienced vendors, Entel, Whalen, Crown Communications, Inc. and American Tower Corporation are responsible for identifying and obtaining the required property for build-out of the PCS network, including securing all zoning, permitting and surveying approvals and licenses. The cell site selection process will require the lease or acquisition of approximately 500 sites prior to commencement of commercial operations of the Companys PCS network in the Initial Configuration, an additional 500 sites in the Companys 1999 build out plan and approximately 1,600 sites prior to full operation in the Licensed Area, many of which are likely to require the Company to obtain zoning variances or other local governmental or third-party approvals or permits. As of February 28, 1999, the Company had signed leases or options for 431 sites, 19 of which were awaiting required zoning approvals.

     CONSTRUCTION AND INSTALLATION.   The Company, along with
Pacific 17, Inc., American Tower and Midwest Wireless Inc, will oversee the deployment of its digital PCS network. These companies will act as construction management contractors and employ local construction firms to build the cell sites.

     BUILD-TO-SUIT AGREEMENTS. The Company has entered into agreements with Crown Communications, Inc. (Crown) and American Tower Corporation (American), whereby the Company will lease from Crown and American a portion of property and communications facilities specific to areas to be built-out in the Companys Licensed Area.

     MICROWAVE RELOCATION. The Company must clear its spectrum by relocating certain commercial microwave service users within the Licensed Areas to become operational. The Company has contracted with Entel to assist in the microwave relocation process. Recently, the FCC adopted a microwave relocation cost-sharing plan that limits permissible relocation costs and outlines new procedures for the sharing of relocation costs where the relocation of private microwave facilities benefits multiple broadband PCS licensees. See -- Regulation.

     Analysis of the markets included in the 1999 build out plan has been completed for all but 5 markets with no relocation required. The remaining markets are currently being analyzed which is expected to be completed by 1999.

     INTERCONNECTION. The Companys digital PCS network will connect to local exchange carriers. The Company has negotiated or intends to negotiate, interconnection agreements with telephone companies operating or providing service in the areas where the Company is deploying its digital PCS network. The Company intends to use AT&T as its interexchange (long-distance) carrier as provided in our stockholders agreement.

     ROAMING. Wireless service providers are able to offer service to customers from other systems who are traveling in or through their service area. Customers typically pay higher rates while roaming outside of their home market. Roaming is made possible in todays analog and digital cellular environment by virtue of common frequency and signaling technology. PCS and analog cellular systems operate on different frequencies and with different signaling technologies.

     In areas where TDMA-based PCS service is not available, the Company offers a roaming option on the traditional analog cellular and digital cellular systems via dual-band/multi-mode handsets capable of transmitting over either cellular or PCS frequencies. Access to cellular coverage is provided through the use of dual-band/multi-mode handsets which first became commercially available in June of 1997. Pursuant to the AT&T agreements, the Companys customers who own dual- band/multi-mode handsets roam on AT&Ts wireless network. In addition, pursuant to the stockholders agreement, AT&T has used commercially reasonable efforts to enable the Company to become a party to the roaming agreements between AT&T and other operators of cellular or PCS systems.

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

COMPETITION

     Competition for subscribers among wireless licensees is based principally upon the services and features offered, the technical quality of the wireless system, customer service, system coverage, capacity and price. Such competition may increase to the extent that licenses are transferred from smaller, stand- alone operators to larger, better capitalized and more experienced wireless communications operators who may be able to offer subscribers certain network advantages similar to those to be offered by the Company.

     Except in Myrtle Beach, the Company will initially compete directly with two cellular providers in each of its Licensed Areas. The existing cellular providers in the Companys markets, most of which have an infrastructure in place and have been operational for a number of years, and several of which have significantly greater financial and technical resources than the Company, may upgrade their networks to provide comparable services in competition with the Company. The technologies employed by these competitors are CDMA, whose relative strengths as compared to TDMA include good voice quality and longer battery life, and GSM, whose relative strengths as compared to TDMA include larger system capacity, a low cost infrastructure, and international roaming capabilities due to worldwide deployment.

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

     The Company expects to also face competition from other existing communications technologies such as SMR and ESMR, currently employed by Nextel in the Companys Licensed Area. Although SMR was originally created by the FCC as a non-interconnected service principally for fleet dispatch, in the last decade it has liberalized the rules to permit ESMR to offer services that are functionally equivalent to cellular and PCS, and may be less expensive to build and operate than PCS systems.

     The FCC requires all cellular and PCS licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold an FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensees services and also a competitor of that licensee. Several small resellers currently operate in competition with the Company. Several years ago the FCC initiated an administrative proceeding seeking comment on whether resellers should be permitted to install separate switching facilities in cellular systems, although it tentatively concluded not to require such interconnections; this issue remains pending at the FCC. Presently the FCC does not require CMRS providers to offer interconnection to all other CMRS providers, but it has stated that it will consider interconnection complaints on a case-by-case basis and that it may consider in the future whether to impose more general interconnection obligations on CMRS providers. The FCC is also considering whether resellers should receive direct assignments of telephone numbers from the North American Numbering Plan Administrator. With respect to PCS licensees, the resale obligations terminate five years after the last group of initial licenses of currently allotted PCS spectrum is awarded.

     It is likely that the FCC will offer additional spectrum for wireless mobile licenses in the future. Applicants also have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. One such system, the Iridium system, began commercial operations in 1998.The Company anticipates that market prices for two-way wireless services generally will decline in the future based upon increased competition. The Companys ability to compete successfully will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors discount pricing strategies, all of which could adversely affect the Companys operating margins. The Company plans to use its digital feature offerings, national network through its AT&T affiliations, contiguous footprint providing an expanded home rate billing area, and local presence in secondary markets, to combat potential competition. The Company expects that its extensive digital network, once deployed, will provide the cost effective means to react effectively to any price competition.

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

     Under the FCCs current rules specifying spectrum aggregation limits affecting broadband PCS licensees, no entity may hold attributable interests (generally 20% or more of the equity, or an officer or director position) in licenses for more than 45 MHz of PCS, cellular and certain SMR services where there is significant overlap in any geographic area. Significant overlap will occur when at least ten percent of the population of the PCS licensed service area is within the cellular and/or SMR service area(s).

     All PCS licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a PCS licensee that (i) has provided substantial service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. All PCS licensees must satisfy certain coverage requirements. In the Companys case, it must construct facilities that offer coverage to one-third of the population of its service area within five years of the original license grants to AT&T and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

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

     PCS systems are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations also apply to the Companys activities. The Company expects to use common carrier point to point microwave facilities to connect Cell Sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

     The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of CMRS, which includes PCS and cellular service, or any private mobile radio service (PMRS), and the FCC does not regulate such rates.

Transfers and Assignments of PCS Licenses

     The Communications Act and FCC rules require the FCCs prior approval of the assignment or transfer of control of a license for a PCS or cellular system. In addition, the FCC has established transfer disclosure requirements that require licensees who transfer control of or assign a PCS license within the first three years of their license term to file associated contracts for sale, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a FCC license generally may be bought or sold without FCC approval. Any acquisition or sale by the Company of PCS or cellular interests may also require the prior approval of the Federal Trade Commission and the Department of Justice, if over a certain size, as well as state or local regulatory authorities having competent jurisdiction.

Foreign Ownership

     Under existing law, no more than 20% of an FCC licensees capital stock may be owned, directly or indirectly, or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with the Companys ownership structure, up to 25% of that entitys capital stock may be owned or voted by non-US. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has recently issued an order in which it ruled that higher levels of foreign ownership (even up to 100%) are presumptively consistent with the public interest with respect to investors from most nations. If foreign ownership of the Company were to exceed the permitted level, the FCC could revoke the Companys FCC licenses, although the Company could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce the Companys foreign ownership percentage in order to avoid the loss of its licenses. The Company has no knowledge of any present foreign ownership in violation of these restrictions.

Recent Industry Developments

     The  FCC  has  announced  rules  for  making  emergency  911 services available by cellular, PCS and other mobile service providers, including enhanced 911 services that provide the callers telephone number, location and other useful information. The original timetable required PCS providers to be able to process and transmit 911 calls (without call validation), including those from callers with speech or hearing disabilities, by late 1997, to take actions enabling them to relay a callers automatic number identification and cell site by mid-1998, and by 2001 to be able to identify the location of a 911 caller within 125 meters in 67% of all cases. The FCC is currently considering a revised implementation schedule for these requirements State actions incompatible with the FCC rules are subject to preemption.

     On August 1, 1996, the FCC released a Report and Order expanding the flexibility of cellular, PCS and other CMRS providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, wireless local loop services, e.g., to apartment and office buildings, and wireless backup to PBXs and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided whether such fixed services should be subjected to universal service obligations, or how they should be regulated, but it has proposed a presumption that they be regulated as CMRS services.

     On August 8, 1996, the FCC released its order implementing the interconnection provisions of the Telecommunications Act. The FCCs decision is lengthy and complex and is still subject to further review, and its precise impact is difficult to predict with certainty. Although many of the provisions of this order were struck down by the United States Court of Appeals for the Eighth Circuit, the rationale of the order has been adopted by many states public utility commissions, with the result that the charges that cellular and PCS operators pay to interconnect their traffic to the public switched telephone network are expected to decline significantly from pre-1996 levels.

     In its implementation of 1996 Act, the FCC established federal universal service requirements that affect CMRS operators. Under the FCCs rules, wireless service providers potentially are eligible to receive universal service subsidies for the first time; however, they also are required to contribute to both federal and state universal service funds. Many states are also moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from CMRS carriers. Multiple parties have challenged various aspects the FCCs universal service order and the cases have been consolidated in the United States Court of Appeals for the Fifth Circuit in New Orleans. A judicial determination adverse to the FCC, as well as any further modification to the FCCs universal service rules, could affect the CMRS carrier support payments required for federal and state universal service programs.

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

     The FCC has determined that the interstate, interexchange (commonly referred to as long distance) offerings of CMRS providers  are  subject  to  the interstate,  interexchange  rate averaging and integration provisions of the Communications Act. Rate averaging requires the Company to average its interstate long distance CMRS rates between high cost and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans offered by the Company pending further reconsideration of its rules. The FCC also delayed the requirement that there be CMRS long distance rate integration among the Companys CMRS affiliates. On December 31, 1998, the FCC reaffirmed on reconsideration that its interexchange rate integration rules apply to interexchange CMRS services. The FCC announced it would initiate a further proceeding to determine how integration requirements apply to typical CMRS offerings, including One-Rate plans. Until this further proceeding is concluded, the FCC will enforce only CMRS long distance rate integration on the Companys services where an interstate toll charge is separately stated and billed to CMRS customers. To the extent that the Company offers services subject to the FCCs rate integration and averaging requirements, these requirements generally reduce the Companys pricing flexibility for its services. There can be no assurance that the FCC will decline to impose rate integration or averaging requirements on the Company or decline to require the Company to integrate its CMRS long distance rates across its CMRS affiliates.

     The  FCC  recently  adopted new rules limiting  the  use  of customer proprietary network information (CPNI) by telecommunications carriers, including the Company, in marketing a broad range of telecommunications and other services to their customers, and the customers of affiliated companies. The FCC has received numerous petitions for reconsideration of its CPNI rules, the majority of them from CMRS carriers. The FCC has stayed portions of its rules that relate to how carriers identify CPNI that a customer has restricted, particularly the portion of the rules that requires all carriers to develop an electronic auditing and compliance system. This stay will extend for six months after the date that the CPNI rules are reconsidered. The Company does not anticipate that the rules will result in a significant adverse impact on its financial position, results of operation or liquidity.

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

     The FCC is also considering adopting rules to govern customer billing by telecommunications services providers such as the Company. The FCC proposed that more billing detail be provided to consumers, which could add to the expense of the billing process as systems are modified to conform to any new requirements. Additionally, the FCC is also considering whether carriers, such as the Company, that decide to pass through their mandatory universal service contributions to their customers, should be required to provide a full explanation of the program and ensure that the carriers that pass through their contribution do not over recover their mandatory contributions from their customers. Adoption of some of the FCCs proposals could increase the complexity of the Companys billing processes and restrict the Companys ability to bill customers for services in the most commercially advantageous way.

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

STATE REGULATION AND LOCAL APPROVALS

     The states in which the Company presently operates currently do not regulate wireless service. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into CMRS, including PCS and cellular. The FCC, to date, has denied all state petitions to regulate the rates charged by CMRS providers. States may, however, regulate the other terms and conditions of CMRS service. The siting of cells also remains subject to state and local jurisdiction, although petitions seeking clarification of states siting authority are currently pending at the FCC.

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

EMPLOYEES

     As of February 28, 1998, the Company had approximately 493 employees. The Company anticipates that the continued development of its Licensed Area will require the hiring of a substantial number of new employees. The Companys management considers its employee relations to be good.

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

    NONE

ITEM 5.  MARKET FOR REGISTRANTS STOCK

    NONE

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data derived from the combined financial statements of Triton and its predecessor company for the year end December 31, 1998 and the period from March 6, 1997 through December 31, 1997. The following information is qualified by reference to and should be read in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes.


                                      TRITON AND PREDECESSOR
                                   MARCH 6, 1997
                                      THROUGH      YEAR ENDED
                              DECEMBER 31, 1997 DECEMBER 31, 1998
                                   ($000s)         ($000s)

STATEMENT OF OPERATIONS DATA:
Revenues                                  $-          $16,578
Cost and expenses
     Cost of services and equipment        -           10,466
     Sales and marketing                   -            3,260
     General and administrative        2,736           15,589
     Non-cash compensation                 -            1,120
     Depreciation and amortization         5            6,663
                                      ------          -------
   Total cost and expenses             2,741           37,098

Loss from operations                   2,741           20,520
Interest expense                       1,228           30,391
Interest and other (income)               (8)         (10,635)

Loss before income taxes               3,961           40,276
Income tax benefit                         0           (7,536)
                                      ------          --------
Net loss                              $3,961          $32,740



                                         TRITON AND PREDECESSOR
                                                  AS OF
                             DECEMBER 31, 1997  DECEMBER 31, 1998

BALANCE SHEET DATA:
Cash and cash equivalents          $11,362           $146,172
Working capital                     (5,683)           146,192
Total assets                        13,253            686,859
Long-term debt                           -            465,689
Shareholders equity (deficit)       (3,961)           175,979

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

     On March 6, 1997, Triton L.L.C. was formed to explore various business opportunities in the wireless telecommunications industry, principally related to PCS and cellular activities. During the period March 6, 1997 through October 1, 1997, Triton L.L.C.s activities consisted principally of hiring a management team, raising capital, and negotiating strategic business relationships, primarily related to PCS business opportunities.
Subsequent to October 2, 1997, these activities continued but were conducted primarily through the Company. Consequently, for purposes of the accompanying financial statements, L.L.C. has been treated as a predecessor entity. As a result of certain financing relationships and the similar nature of the business activities conducted by each respective legal entity, Triton L.L.C. and the Company are considered companies under common control.

OVERVIEW

     The Company intends to become a leading provider of wireless broadband PCS in the southeastern United States. The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon, along with various equity investors, with the intent to develop and operate a leading PCS network in the Southeast. In October 1997, the Company entered into a joint venture agreement with AT&T, whereby the Company will be the exclusive provider of wireless mobility services under the AT&T consumer brand name in a contiguous area covering approximately 11 million Pops in the southeastern United States. AT&T contributed the PCS Licenses to Triton covering the Licensed Area in exchange for an equity interest in Holdings. Additionally, the Company is a party to agreements with AT&T that, among other things,  allow  the  Company  to benefit  from  AT&Ts  nationwide wireless footprint and promotional and marketing efforts and provide the Company with favorable roaming and long distance rates for services on AT&Ts wireless and long distance networks. See Certain Relationships and Related Transactions--The AT&T Agreements. The PCS Licenses authorize the Company to provide PCS services to such major population and business centers as
Charleston, SC, Columbia, SC, Greenville/Spartanburg, SC, Richmond, VA and Augusta, GA, as well as major resort destinations such as Myrtle Beach, SC, Hilton Head, SC and Kiawah Island, SC. The Company commenced commercial operations in the first quarter of 1999.

     On June 30, 1998, the Company acquired an existing cellular system which serves Myrtle Beach, SC and the surrounding area, from Vanguard Cellular System of South Carolina, Inc. for a purchase price of approximately $164.5 million. The Company believes it will seamlessly integrate the Myrtle Beach system, which uses digital TDMA/IS-136 cellular technology, into its planned PCS network as part of the Initial Configuration. Since the Myrtle Beach system is within the Licensed Area, it operates under the AT&T agreements. The Company believes that the Myrtle Beach acquisition has (i) provided the Company with a system that currently generates positive cash flow, (ii) accelerated the ability of the Company to capture roaming traffic generated by Myrtle Beachs highly transitory population, (iii) accelerated the Companys time-to-market in South Carolina and (iv) rendered a PCS build-out in the Myrtle Beach region unnecessary.

     On December 31, 1998, the Company acquired from AT&T (i) an FCC license to use 20 MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T used in the operation of the PCS system in such BTA for an aggregate purchase price of approximately $111 million. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been substantially completed and the Norfolk BTA commenced commercial operations in the first quarter of 1999. With the Norfolk Acquisition, the Companys contiguous footprint totals approximately 13 million Pops.

FINANCIAL STATEMENT ADJUSTMENT

The Companys combined financial statements as of and for the year ended December 31, 1998 as originally presented have been adjusted to reflect deferred compensation related to the issuance of 75,077 shares of common stock of Holdings to employees. In February 1998 Holdings granted 16,876 shares of restricted stock to certain employees. Deferred compensation for the granted to employees of $307,000, net of $30,671 for forfeited shares was recorded in 1998 in connection with the adjustment based on estimated fair value at the time of issuance. In June 1998 and December 1998 additional shares of 32,261 and 25,940, respectively, were issued to certain employees as anti-dilutive related to capital contributions received by Holdings for the Myrtle Beach and Norfolk transactions. Deferred compensation of $2,849,000 and $2,334,000, respectively, was recorded for stock granted to employees, net of forfeitures in connection with the adjustment. Deferred compensation will amortize into income as it vests over five years, and $1,120,000 was amortized into income for the period ended December 31, 1998. The following is a reconcilation of the adjusted amounts:

                                 As originally
                                  Presented     Adjustment    As Adjusted
                                                 ($000s)

Balance Sheet at December 31, 1998:
    Additional paid in capital      $211,560     $5,490         $217,050
    Accumulated deficit               35,581      1,120           36,701
    Deferred compensation                  -      4,370            4,370

1998 Statement of Operations:
    Non-cash compensation                  -     $1,120           $1,120
    Net loss                         $31,620      1,120           32,740

POTENTIAL EXCHANGE

     On March 24, 1998, the Company entered in a non-binding letter of intent related to certain transactions, including the potential acquisition of 1.9 million additional net incremental Pops, and the exchange of the Hagarstown, MD and Cumberland, MD BTAs. The agreement has been modified to only include the exchange of 512,000 Pops located in the hagerstown, MD and Cumberland, MD BTAs for 517,000 Pops located in certain countries in Savannah, GA and Athens, GA BTAs, all of which are contiguous to the Companys existing service area. Due to the difference in value per Pop of the BTAs exchanged, consideration of approximately $9.7 million, all of which is expected to be represented by non- cash equity interests in Triton PCS Holdings Company, Inc. (Holdings) will be issued to AT&T. The transaction is subject to execution of a definitive exchange agreement and closing conditions typical in transactions of the nature. If the agreement and closing condition typical in transactions of this nature. If the transaction is consummated, Holdings intends to contribute to the Savannah, GA and Athens, GA licenses to the Company. The Savannah and Athens Pops have not been built, however, the Company expects that the Pops will be included in the current build-out plan developed for the Companys existing footprint.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM MARCH 6,
1997 TO DECEMBER 31, 1997

     Revenues for year ended December 31, 1998 were $16.6 million related primarily to services provided in the Myrtle Beach area. Service revenues were $11.2 million for the year, roaming revenues were $4.6 million and equipment revenues were $0.8 million.

     Total operating expenses were $37.1 million for the year ended December 31, 1998 as compared to $2.7 million for the period from March 6, 1997 to December 31, 1997. Cost of service revenues and equipment revenues were $8.8 million and $1.7 million, respectively, and relate primarily to services provided in the Myrtle Beach area.

     Sales and marketing expenses were $3.3 million for the year ended December 31, 1998, and relate primarily to advertising, marketing and promotional activities associated with the Myrtle
Beach area.

     General and administrative expenses increased $12.9 million to $15.6 million for the year ended December 31, 1998 as compared to the period from March 6, 1997 to December 31, 1997. The increase was due primarily to costs associated with Myrtle Beach as well as the initial costs in the Companys remaining licensed areas and the establishment of the Companys corporate and regional operational infrastructure.

     For the year ended December 31, 1998, non-cash compensation was $1.1 million. This amount related to the issuance of common stock to employees. The compensation is recognized over five years as the stock vests.

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

     For the year ended December 31, 1998, interest and other income was $10.6 million. This amount relates primarily to interest income on the Companys cash and cash equivalents. Available cash increased significantly during 1998 due primarily to net proceeds of $291 million from the issuance of subordinated debt, borrowings of $150 million under the Companys bank credit facility, and $82.7 million of capital contributions.

     For the year ended December 31, 1998, the Company recorded a tax benefit of $ 7.5 million related to temporary deductible differences, primarily net operating losses, arising during the current and prior year.

     For the year ended December 31, 1998, the net loss was $32.7 million as compared to $4.0 million during the period from March 6, 1997 to December 31, 1997. The net loss increased $28.7 million, resulting primarily from the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Used In Operating Activities

     For the year ended December 31, 1998, net cash used in operating activities increased $3.0 million to $4.1 million as compared to the period from March 6, 1997 to December 31, 1997. The increase is due primarily to an increase in the Companys net loss, as adjusted to cash used in operating activities before changes in working capital, of $9.8 million, offset by a positive change in working capital of $5.7 million due to increases in accounts payable and accrued expenses related to the operations in the Myrtle Beach area and the ongoing establishment of the Companys corporate and regional operational infrastructures.

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

Liquidity

     The build-out of the Companys PCS network and the marketing of the Companys PCS services will require substantial capital. As it completes its build-out, the Company will be highly leveraged. The Company currently estimates that its capital requirements (including capital expenditures, working capital, debt service requirements and anticipated operating losses) for the period from inception through year-end 2002 (assuming substantial completion of the Companys network build-out to cover 80% of the Pops in the Licensed Area by such time) will total approximately $715.1 million. Actual amounts of the funds required may vary materially from these estimates.

     As part of the Companys network build-out, the Company expects to spend $272.0 million in 1999 related to the completion of the build-out of its initial coverage area and its continued build out of the Companys Licensed Area toward coverage of 80% which is expected in 2002. The build-out of the initial coverage area included the installation of two switches and the lease or acquisition of approximately 500 cell sites, as well as spectrum clearing costs, retail store fitout, and administrative systems. The continuation of the build out of the Company Licensed Area in 1999 includes completion of an additional 513 cell sites. Other capital expenditures budgeted for 1999 include an aggregate of $19 million to be spent on administrative systems, spectrum clearing and switch software. The preceding capital forecasts exclude internal engineering and capitalized interest costs.

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

     On May 7, 1998, the Company completed an offering of $512 million aggregate principal amount at maturity of 11% senior subordinated discount notes due 2008, pursuant to Rule 144A of the Securities Act of 1933, as amended. The proceeds of the offering (after deducting an initial purchasers discount of $9 million) was $291 million. The Company has used or intends to use the net proceeds from the offering, together with the capital contributions and borrowings under the credit facility, to fund:
(i) capital expenditures, including the build-out of its PCS network; (ii) the acquisition of the Myrtle Beach system; (iii) the Norfolk acquisition; (iv) working capital as required; (v) operating losses; (vi) general corporate purposes; and (vii) potential acquisitions.

     The Company believes that the proceeds from the notes, together with the availability under the credit facility and the Equity Investments, provide the Company with funds sufficient to complete the build-out of the Companys planned network within the Licensed Area.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company has elected early adoption of this statement as of January 1, 1998. The initial application of the statement did not have a material effect on the Companys financial statements.

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

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The application of this statement is not expected to have a material effect on the Companys financial statements.

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

     This   team  is  currently  conducting  the  inventory   and
assessment phase of the program. Although the majority of the software, hardware and firmware deployed as part of our start-up operation was procured to the latest revision levels and believed to be year 2000 capable, our process requires a re-verification of the Year 2000 readiness capabilities with the vendors, suppliers and third party providers. All suppliers and third-party vendors deemed critical to the function of the Company are being surveyed to ensure readiness and non- disruption to the Companys operations.Through this assessment and surveying process, we are identifying those remediation efforts necessary to ensure our systems and applications will continue to operate without interruption prior to, during and after the Year 2000. However, we can provide no assurance that the information provided by the vendors, suppliers and third party providers, upon whom we rely for our services, is accurate. As such, we can make no guarantee that inaccurate information provided to us could not have a material effect upon our Company.

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

     Initial assessments of our Information Technology have shown that our network hardware, software and firmware was procured and deployed at a compliant version level. Some previously deployed Information Technology hardware in the Myrtle Beach markets is non-compliant. However, these non-compliant applications are planned for upgrade, and given the nature of the Companys operations, potential failures of these applications are not expected to have a material adverse effect on the Company.

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

ITEM 7A Quantitative and Qualitative Disclosure about Market Risk

     The Companys debt structure is leveraged and, as a result, its cash flows and earnings are exposed to fluctuations in interest rates. The Companys debt obligations are U.S. dollar denominated. The Companys market risk therefore is the potential loss arising from adverse changes in interest rates. The debt can be categorized as follows:

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

             TRITON PCS INC. AND PREDECESSOR COMPANY
                  INDEX TO FINANCIAL STATEMENTS

Item 8.

Combined Financial Statements
Report of PricewaterhouseCoopers LLP                               F-2
Combined Balance Sheets as of December 31, 1997 and 1998           F-3
Combined Statements of Operations for the period March 6, 1997 (inception) to December 31, 1997
   and the year ended December 31, 1998                            F-4
Combined Statements of Shareholders Equity (Deficit) and Members Capital for the period
   March 6, 1997 (inception) to December 31, 1997 and the year
ended December 31, 1998                                            F-5
Combined Statements of Cash Flows for the period March 6, 1997 (inception) to December 31, 1997
   and the year ended December 31, 1998                            F-6
Notes to Combined Financial Statements                             F-7
Schedule II Valuation and Qualifying Accounts

                   INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholder of Triton PCS, Inc.

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of shareholders equity (deficit) and members capital, and of cash flows present fairly, in all material respects, the financial position of Triton PCS, Inc. and Predecessor Company as defined in Note 2 to the combined financial statements, and its subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the period from March 6, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Companys management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As indicated in Note 18 to the combined financial statements, the Company restated its 1998 financial statements, previously reported on by other independent accountants, to reflect deferred compensation related to stock issuances of $5,490,000 as of December 31, 1998 and related charges to the statement of operations during the year ended December 31, 1998 of $1,120,000.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvaia
October 7, 1999

             TRITON PCS INC. AND PREDECESSOR COMPANY
                     COMBINED BALANCE SHEETS
                             ($000S)

                                       DECEMBER 31,  DECEMBER 31,
                                           1997          1998
ASSETS:
Current assets:
       Cash and cash equivalents        $11,362       $146,172
       Marketable securities                  -         23,612
       Due from related party               148            951
       Accounts receivable, net of
         allowance for doubtful accounts
         of $ - in 1997 & $1,071 in 1998      -          3,102
       Inventory                              -          1,433
       Prepaid expenses and other
         current assets                      21          4,288
       Deferred income taxes                  -             81
                                         ------       --------
Total current assets                     11,531        179,639

Property, plant, and equipment, net:        473        198,953
Intangible assets, net                    1,249        308,267
                                        -------       --------
Total assets                            $13,253       $686,859
                                        =======       ========


LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
 AND MEMBERS CAPITAL:
Current liabilities:
       Accounts payable                 $1,581        $25,256
       Accrued payroll and
          related expenses                 970          3,719
     Accrued expenses                       46          3,646
     Accrued interest                    1,228            545
     Capital lease obligations               -            281
     Due to related party                   45              -
     Notes payable                      13,344              -
                                       -------       --------
Total current liabilities               17,214         33,447

Long-term debt                               -        463,648
Capital lease obligations                    -          2,041
Deferred income taxes                        -         11,744

Commitments and contingencies                -              -

Shareholders equity (deficit) and members capital:
Common stock, $.01 par value, 1,000
 Shares authorized, 100 shares issued
 and outstanding                             -              -
Additional paid-in capital                   -        217,050
Deferred compensation                        -         (4,370)
Accumulated deficit                    (3,961)        (36,701)
                                       -------        --------
Total shareholders equity
 (deficit) and members capital         (3,961)        175,979

Total liabilities and
shareholders equity (deficit)
 and members capital.                  -------      ---------
                                       $13,253      $686,859
                                       =======      =========

    See accompanying notes to combined financial statements.

             TRITON PCS INC. AND PREDECESSOR COMPANY
                COMBINED STATEMENTS OF OPERATIONS
                             ($000S)

                            PERIOD FROM
                     MARCH 6, 1997(INCEPTION)  FOR THE YEAR ENDED
                      to December 31, 1997      December 31, 1998

Revenues:
     Service revenues                $   -              $ 11,172
     Roaming revenues                    -                 4,651
     Equipment revenues                  -                   755
                                     -----              --------
   Total revenues                        -                16,578

Expenses:
     Cost of service                     -                 8,767
     Cost of equipment                   -                 1,699
     Sales and marketing                 -                 3,260
     General and administrative      2,736                15,589
     Non-cash compensation               -                 1,120
     Depreciation and amortization       5                 6,663
                                    ------                ------
Loss from operations                 2,741                20,520

Interest expense                     1,228                30,391
Interest and other (income)             (8)              (10,635)

Loss before income taxes             3,961                40,276
Income taxes(benefit)                    -                (7,536)
                                    ------               --------
Net loss                            $3,961               $32,740
                                    ======               ========

    See accompanying notes to combined financial statements.

             TRITON PCS INC. AND PREDECESSOR COMPANY

COMBINED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT) AND MEMBERS CAPITAL
FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1997 AND
THE YEAR ENDED DECEMBER 31, 1998
                                ($000s)

                          COMMON        ADDITIONAL
                           STOCK        PAID-IN ACCUMULATED  DEFERRED
                         SHARES  AMOUNT  CAPITAL  DEFICIT  COMPENSATION  TOTAL
Issuance of common  stock   100  $    -   $     -  $     -    $    -    $    -

Net loss                      -       -         -   (3,961)        -    (3,961)
                           ----   -----   -------  --------   -------  -------
Balance at December
  31, 1997                  100       -         -   (3,961)        -    (3,961)

Capital contributions
 from parent                  -       -   211,560        -         -   211,560

Deferred compensation         -       -     5,490        -    (5,490)        -

Non-cash compensation         -       -         -        -     1,120     1,120

Net loss                      -       -         -  (32,740)        -   (32,740)
Balance at
  December 31, 1998         100   $   -  $217,050 $(36,701)  $(4,370) $175,979
                           ====   =====  ======== =========  ======== ========

    See accompanying notes to combined financial statements.

                      TRITON PCS, INC. AND PREDECESSOR COMPANY
                         COMBINED STATEMENTS OF CASH FLOWS
                                      ($000S)

                                         PERIOD FROM            FOR THE YEAR
                                  MARCH 6, 1997 (INCEPTION)         ENDED
                                     TO DECEMBER 31, 1997     DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(3,961)           $(32,740)

Adjustments to reconcile net loss to cash
used in operating activities:
   Depreciation and amortization                       5               6,663
   Deferred income taxes                               -              (7,536)
   Accretion of interest on subordinated debt          -              22,648
   Non-cash compensation                               -               1,120

   Change in operating assets and liabilities,
    net of effects of acquisitions:
      Accounts receivable                              -                  37
      Inventory                                        -              (1,046)
      Prepaid expenses and other current assets      (21)               (468)
      Accounts payable                               656               2,647
      Accrued payroll and related expenses           970               2,749
      Accrued expenses                                46               3,456
      Accrued interest                             1,228              (1,660)

   Net cash used in operating activities          (1,077)             (4,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                (478)            (87,715)
Myrtle Beach acquisition, net of cash acquired         -            (164,488)
Norfolk acquisition                                    -             (96,557)
Purchase of marketable securities                      -             (23,612)

     Net cash used in investing activities          (478)           (372,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility                       -             150,000
Borrowings on notes payable                       13,344                   -
Proceeds from issuance of subordinated
  debt, net of discount                                -             291,000
Issuance of common stock                               -                   -
Capital contributions from Parent                      -              82,696
Payment of deferred transaction costs               (324)            (11,329)
Advances to related party, net                      (103)               (848)
Principal payments under capital lease obligations     -                (207)

   Net cash provided by financing activities      12,917             511,312

NET INCREASE IN CASH                              11,362             134,810

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         -              11,362
                                                 -------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $11,362            $146,172
                                                 =======            ========

    See accompanying notes to combined financial statements.

            TRITON PCS, INC. AND PREDECESSOR COMPANY
             NOTES TO COMBINED FINANCIAL STATEMENTS
FOR THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1998

(1)  DESCRIPTION OF BUSINESS

   Triton PCS, Inc. (formerly Triton PCS License Company, Inc. with its subsidiaries referred to as the Company) was formed on October 2, 1997 as a wholly-owned subsidiary of Triton PCS Holdings, Inc. (formerly Triton PCS, Inc. referred to as Holdings or Parent). The Company is the exclusive provider of wireless mobility services in the AT&T Corporation (together with affiliates AT&T) mid-Atlantic and southeast regions.
   The Company intends to become the leading provider of broadband PCS in Virginia, South Carolina, North Carolina, northern Georgia, and surrounding areas. The Company is authorized to provide PCS Service in major population and business centers such as Charleston, SC, Columbia, SC, Greenville / Spartansburg, SC, Richmond, VA and Augusta, GA, as well as major resort destinations such as Myrtle Beach, SC, Hilton Head, SC, and Kiawah Island, SC. On June 30, 1998, the Company acquired an existing cellular system in Myrtle Beach, and on December 31, 1998, the Company extended its PCS Service into the Norfolk, Virginia BTA through the acquisition of licenses and assets from AT&T (see note 4).

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   On March 6, 1997, Triton Communications L.L.C. (L.L.C.) was formed to explore various business opportunities in the wireless telecommunications industry, principally related to personal communications services (PCS) and cellular activities. During the period March 6, 1997 through October 1, 1997, L.L.C.s activities consisted principally of hiring a management team, raising capital, and negotiating strategic business relationships, primarily related to PCS business opportunities. Subsequent to October 2, 1997, these activities continued but were conducted primarily through the Company. Consequently, for purposes of the accompanying financial statements, L.L.C. has been treated as a predecessor entity. As a result of certain financing relationships and the similar nature of the business activities conducted by each respective legal entity, L.L.C. and the Company are considered companies under common control.

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

   MARKETABLE SECURITIES

   Marketable securities at December 31, 1998, consist of debt securities with maturities between three and ten months. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement No. 115) in fiscal 1998. Under Statement No. 115, the Company classifies all of its debt securities as available for sale and records them at fair value with unrealized holding gains and losses to be included as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available for sale securities are determined on the specific identification basis.

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

   Costs incurred in connection with the negotiation and documentation of the bank financing and the Companys issuance of senior subordinated discount notes are deferred and amortized over the terms of the bank financing and notes using the effective interest rate method.

   LONG-LIVED ASSETS

   In accordance with SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of, the Company periodically evaluates the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset. The Company has identified no such impairment losses.

   REVENUE RECOGNITION

   Revenues from operations primarily consist of charges to customers for monthly access, airtime, roaming charges, long-distance charges, and equipment sales. Revenues are recognized as services are rendered net of sales allowance. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carriers customers using the Companys systems for the last half of each month. Equipment sales are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

   INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   FINANCIAL INSTRUMENTS

   The Company utilized derivative financial instruments to reduce its exposure resulting from fluctuations in interest rates. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

   ADVERTISING COSTS

   The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $0 in 1997 and $643,000 in 1998.

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

   NEW ACCOUNTING PRONOUNCEMENTS

   In April 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company has elected early adoption of this statement as of January 1, 1998. The initial application of the statement did not have a material effect on the Companys combined financial statements.

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

   In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The initial application of this statement is not expected to have a material effect on the Companys financial statements.

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

   Exclusivity

   Under the Stockholders Agreement, none of the Stockholders will provide or resell, or act as the agent for any person
   offering,    within    the    Territory    mobile     wireless
   telecommunications services initiated or terminated using Time Division Multiple Access and frequencies licensed by the FCC (Company Communications Services), except AT&T and its affiliates may (i) resell or act as agent for the Company in
   connection   with  the  provision  of  Company  Communications
   Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T PCS has provided the Company with prior written notice of AT&T PCS intention to do so and only dual band/dual mode phones are used in connection with such resale activities. Additionally, with respect to the markets listed in the Roaming Agreement, each of the Company and AT&T agreed to cause their respective affiliates in their home carrier capacities to program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and refrain from inducing any of its customers to change such programming.

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

   The Company may not assign or sublicense any of its rights under the License Agreement; provided, however, that the License Agreement may be assigned to the Companys lenders under the Credit Facility (see note 9) and after the expiration of any applicable grace and cure periods under the Credit Facility, such lenders may enforce the Companys rights under the License Agreement and assign the License Agreement to any person with AT&Ts consent.

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

   ROAMING AGREEMENT

   Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended the Roaming Agreement), between AT&T Wireless Services, Inc. and the Company, each of AT&T and the Company agrees to provide (each in its capacity as serving provider, the Serving Provider) mobile wireless radiotelephone service for registered customers of the
   other partys  (the  Home  Carrier)  customers   while   such
   customers are out of the Home Carriers geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a mobile wireless radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carriers charges for wireless service and 100% of pass-through charges (i.e., toll or other charges). Except with respect to the Norfolk BTA, each Service Carriers service charges per minute or partial minute for the first 3 years will be fixed at a declining rate, and thereafter will be equal to an adjusted average home rate or such lower rate as the parties negotiate from time to time; provided, however, that with respect to the Norfolk BTA, the service rate is equal to the lesser of (a) $0.25 per minute and (b) the applicable home rate of AT&T PCS, or such other rate as agreed to by the parties. Each Service Carriers toll charges per minute of use for the first 3 years will be fixed at a declining rate and thereafter, such other rates as the parties negotiate from time to time.

   The Roaming Agreement has a term of 20 years, unless earlier terminated by a party due to the other partys uncured breach of any term of the Roaming Agreement, the other partys license or permit to provide CMRS.

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

(4)  ACQUISITIONS

   Myrtle Beach Acquisition

   On June 30, 1998, the Company acquired an existing cellular system (the Myrtle Beach System) which serves the South Carolina 5--Georgetown Rural Service Area (the SC-5) for a purchase price of approximately $164.5 million from Vanguard Cellular Systems. The Company has integrated the Myrtle Beach System into its planned PCS Network. As a result of the acquisition, the Company is no longer considered a development stage enterprise under SFAS No. 7. The effects of the acquisition have been presented using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon managements best estimate of their fair value.

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

                                   1997       1998

                                      unaudited
        Net revenues                $23,608   $31,116
        Net loss                    $47,336   $40,065

   Norfolk Acquisition

   On December 31, 1998, the Company acquired from AT&T (the Norfolk Acquisition) (i) an FCC license to use 20MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T used in the operation of the PCS system in such BTA for an aggregate purchase price of approximately $111 million, including $14.6 million of Series D Preferred Stock of Holdings, which was subsequently contributed to the Company. The excess of the aggregate purchase price over the fair market value of tangible net assets acquired of approximately $46.3 million is attributed to licenses and is being amortized over 40 years. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been substantially completed. The Company has commenced PCS service in the Norfolk BTA in the first quarter 1999. The purchase price allocation is preliminary at December 31, 1998 and is expected to be finalized in the first quarter of 1999.

(5)  PROPERTY AND EQUIPMENT

                                             December 31,     Depreciable
                                           1997       1998       Lives
                                               ($000s)

   Land                                  $    -     $   313
   Network infrastructure
     and equipment                            -      34,147    10-12 years
   Office furniture and equipment           121      17,642     3-5 years
   Capital lease assets                       -       2,263
   Construction in progress                 357     145,667
                                         ------     -------
                                            478     200,032
Accumulated depreciation
  and amortization                           (5)     (1,079)
                                         ------    --------
  Property, plant, and equipment, net    $  473    $198,953
                                         ======    ========
The depreciable life of capital lease assets is based upon the life of the underlying asset or the life of the lease, whichever is shorter.

(6)  INTANGIBLE ASSETS

                                          December 31,      Amortizable
                                        1997       1998        Lives
                                            ($000s)
   AT&T License                        $    -    $ 95,248       40 years
   AT&T Agreements                          -      26,026       10 - 20 years
   Myrtle Beach License                     -     116,252       40 years
   Norfolk License                          -      46,299       40 years
   Subscriber  Lists                        -      20,000        5 years
   Bank Financing                       1,249      10,994        8.5 - 10 years
                                       ------     -------
                                        1,249     314,819
   Accumulated amortization                 -      (6,552)
                                       ------     -------
   Other assets, net                    1,249     308,267
                                       ======     =======

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

   Noninterest bearing loans

   During 1997, Holdings Cash Equity Investors provided short-term financing in the form of $11.8 million noninterest-bearing loans, which were advanced to the Company. Pursuant to the Closing Agreement, such loans were converted to equity of Holdings as a reduction of the requirements of the initial cash contribution. Concurrently, Holdings contributed these funds to the Company, which has recorded the transaction as additional paid in capital on the date of the contribution.

   (8)  LONG TERM DEBT

                                              December 31,
                                           1997      1998

    Bank credit facility                    $-      $150,000
    Senior subordinated debt                 -       313,648
                                            --      --------

                                             -       463,648
    Current portion of long-term debt        -           -
                                            --      --------

    Long-term debt                          $-      $463,648
                                            ==      ========

   The weighted average interest rate for total debt outstanding during December 31, 1998 was 10.33%. The average rate at December 31, 1998 was 10.16%.

   (9)  BANK CREDIT FACILITY

   On February 3, 1998, (the Credit Facility Effective Date), the Company entered into a Credit Agreement (as amended from time to time, the Credit Facility), with Holdings, The Chase Manhattan Bank, as Administrative Agent, and certain banks and other financial institutions party thereto. The Credit Facility provides for (i) a $175.0 million senior secured term loan (the Tranche A Term Loan) which may be drawn in installments at any time through the third anniversary of the Credit Facility Effective Date and matures on the date that is eight and one-half years from the credit Facility Effective Date, (ii) a $150.0 million senior secured term loan (the Tranche B Term Loan and, together with the Tranche A Term Loan, the Term Loans) which matures on the date that is nine and one-quarter years from the Credit Facility Effective Date, and (iii) a $100.0 million senior secured revolving credit facility (the Revolving Credit Facility and, together with the commitments to make the Term Loans, the Facilities) which matures on the date that is eight and one-half years from the Credit Facility Effective Date.

   The commitment to make loans under the Revolving Credit Facility (Revolving Credit Loans and, together with the Term Loans, the Loans) automatically and permanently reduces, beginning on the date that is six years and six months after the Credit Facility Effective Date, in eight quarterly reductions (the amount of each of the first two reductions, $5.0 million, the next four reductions, $10.0 million, and the last two reductions, $25.0 million). The Tranche A Term Loans are required to be repaid, beginning on the date that is four years after the Credit Facility Effective Date, in eighteen consecutive quarterly installments (the amount of each of the first four installments, $4,375,000, the next four installments, $6,562,500, the next four installments $8,750,000, the next four installments, $10,937,500, and the last two installments, $26,250,000). The Tranche B Term Loans are required to be repaid beginning on the date that is four years after the Credit Facility Effective Date, in twenty-one consecutive quarterly installments (the amount of the first sixteen installments, $375,000, the next four installments $7.5 million, and the last installment, $114.0 million).

   Interest on all loans accrue, at the Companys option, either at (i) (a) a LIBOR rate, a defined in the Credit Facility plus (b) the Applicable Rate (as defined below) (Loans bearing interest described in (i), Eurodollar Loans) or (ii)
   (a) the higher of (1) the Administrative Agents prime rate and (2) the Federal Funds Effective Rate (as defined in the Credit Facility) plus 0.5%, plus (b) the Applicable Rate (Loans bearing interest described in (ii), ABR Loans). Interest on any overdue amounts will be at a rate per annum equal to 2% plus the rate otherwise applicable to such amounts. The Applicable Rate means, with respect to Tranche B Term Loans, 1.75% per annum, in the case of an ABR Loan, and 3.00% per annum, in the case of a Eurodollar Loan, and, with respect to Tranche A Term Loans and Revolving Credit Loans, a rate between 0.0% to 1.25% per annum (depending on the level of the Companys ratio of debt to earnings before income taxes, depreciation, and amortization (EBITDA) in the case of an ABR Loan, and a rate between 1.00% and 2.25% per annum (depending on the level of the Companys ratio of debt to EBITDA), in the case of a Eurodollar Loan.

   The  Credit  Facility  requires an annual  commitment  fee  of between 0.375% and 0.50% (depending on the level of the Companys ratio of debt to EBITDA) of the unused portion of the Facilities payable quarterly in arrears and a separate agents fee payable to the Administrative Agent. The Credit Facility also requires the Company to fix or limit the interest cost with respect to at least 60% (as amended in July 1998) of the total amount of the outstanding indebtedness of the Company. The Company incurred commitment fees of $2.0 million in 1998. At December 31, 1998, approximately 84% of the Companys outstanding debt was fixed.

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

   Loans under the Credit Facility are available to fund capital expenditures related to the construction of the Companys PCS network, the acquisition of related businesses, working capital needs of the Company, and customer acquisition costs. All indebtedness under the Credit Facility will constitute Senior Debt under the Companys 11% Senior Subordinated Discount Notes.

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

   (10) SUBORDINATED DEBT

   On May 7, 1998, the Company completed an offering (the Offering) of $512 million of 11% Senior Subordinated Discount Notes (the Notes), pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds of the Offering (after deducting an Initial Purchasers Discount of $9 million) were approximately $291 million. The Company has used and intends to use the net proceeds from the Offering, together with the Capital Contributions (note 15) and borrowings under the Credit Facility, to fund: (i) capital expenditures, including the build-out of its PCS network;
   (ii) the Myrtle Beach acquisition and the Norfolk acquisition (note 4); (iii) working capital as required; (iv) operating losses; (v) general corporate purposes, and (vi) potential acquisitions.

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

   (11) INCOME TAXES

   Income tax expense (benefit) consists of the following:

     Year ended December 31, 1998: Current    Deferred    Total

             Federal                $-        $(7,054)  $(7,054)
             State                  $-          $(482)  $  (482)
                                    --        --------  --------
                                    $-        $(7,536)  $(7,536)
                                    ==        ========  ========

The income tax expense (benefit) differs from those computed using the statutory U.S. Federal income tax rate as set forth below.

                                              1997    1998

    U.S. Federal statutory rate              35.00%   35.00%
    State income taxes, net of
       federal benefit                          -      0.80%
    Change in valuation allowance           (35.00%) (16.56%)
    Other, net                                  -     (0.53%)
                                            -------  -------
             Effective Tax Rate               0.00%   18.71%
                                            =======  =======

  The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows.

                                              1997    1998
    Deferred tax assets
    Non-deductible accrued liabilities       $  491  $ 1,049
    Capitalized start up costs                1,093    2,736
    Net operating loss carryforward               -   16,022
                                             ------  -------

                                              1,584   19,807
    Valuation allowance                      (1,584)  (8,506)
                                             ------   ------

             Net deferred tax assets              -   11,301
                                             ------  -------

    Deferred tax liabilities
    Intangible assets                             -   21,438
    Capitalized interest                          -    1,150
    Others                                        -      376
                                             ------  -------

             Deferred tax liabilities             -   22,964
                                             ------  -------

    Net deferred tax liabilities             $    -  $11,663
                                             ======  =======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Because the Company does not have an operating history, management has only considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Based upon the assessment, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 1998. The Company recorded a Deferred tax liability of $17,771 in connection with the contribution of licenses pursuant to the AT&T Transaction (note 3).

   (12) FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair value estimates, assumptions, and methods used to estimate the fair value of the Companys financial instruments are made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The Company has used available market information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

                                                  December 31,
                                          1997                       1998
                                                     ($000s)
                                   Carrying  Estimated     Carrying  Estimated
                                    Amount  Fair Value      Amount  Fair Value

   Cash and cash equivalents        $11,362  $11,362     $146,172  $146,172
   Marketable securities                  -        -       23,612    23,612
   Accounts and notes Receivable          -        -        3,102     3,102
   Accounts payable                   1,581    1,581       25,256    25,256
   Accrued expenses                   1,016    1,016        7,365     7,365
   Capital leases                         -        -        2,322     2,322
   Interest rate risk
      management agreements               -        -            -       623
   Long-term debt
      Subodinated debt                    -        -      313,648   239,355
      Bank term loan                      -        -      150,000   150,000


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

   MARKETABLE SECURITIES - The fair value of these securities are estimated based on quoted market prices. At December 31, 1998, marketable securities consist of the following:


                                                                   Unrealized
                                                Cost   Fair Value  Gain (Loss)
                                              ($000s)   ($000s)       (000s)
   Available for sale securities:
   Debt securities due in one year or less    $23,612   $23,612      $  -

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

   The following table summarizes the Companys off-balance sheet interest rate swap agreements at December 31, 1998:

                               Notional  Fair            Pay Rate    Receive
                                Amount  Value  Maturity  (Fixed) Rate (Variable)
                               ($000s) ($000s)           ($000s)   ($000s)

Pay fixed rate,
  receive floating rate       $35,000   $254     12/03    4.805%     5.156%
Pay fixed rate,
  receive floating rate.      $40,000   $369     12/03    4.760%     5.156%

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

                                              Operating Capital
                                                     ($000)
    1999                                        6,484     474
    2000                                        6,305     614
    2001                                        5,962     600
    2002                                        5,849     578
    2003                                        4,397     434
    Thereafter                                  1,724       -
                                               ------   -----
    Total                                      30,721   2,700
    Interest expense                                      378
                                                       ------
    Net present value of future payments                2,322
    Current portion of capital lease obligation           281
                                                       ------
                                                        2,041
                                                       ======
                                F-20

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

(15)   CAPITAL CONTRIBUTIONS

   On February 4, 1998, pursuant to the Securities Purchase Agreement, Holdings issued $140.0 million of equity to certain institutional investors and management stockholders. The Securities Purchase Agreement requires the institutional investors and management stockholders to fund their unconditional and irrevocable obligations in installments in accordance with the following schedule:

   DATE DUE                                                        AMOUNT
                                                                ($MILLIONS)
   Initial closing (funded on February 4, 1998)                      $45.0
   First anniversary of initial closing (funded February 4, 1999)     35.0
   Second anniversary of initial closing                              35.0
   Third anniversary of initial closing                               25.0
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

(17)   SUPPLEMENTAL CASH FLOW INFORMATION

                                                           1997    1998
                                                           ----    ----
                                                              ($000s)
    Cash paid during the year for interest, net of
       amounts capitalized                                 $-    $8,150
    Cash paid during the year for income taxes              -         -

    Noncash Investing and Financing Activities
     Equipment acquired under capital lease obligations     -     2,529
     Interest capitalized                                   -     3,538
     Capital contribution from parent in connection
        with conversion of short term debt to equity        -    13,362
     Capital contribution from parent related to Norfolk
        Acquisition                                         -    14,555
     Capital contribution from parent related to AT&T
        transaction net of deferred taxes                   -   100,947
     Capital expenditures included in accounts payable      -    21,027

(18) FINANCIAL STATEMENT ADJUSTMENT

   The Companys combined financial statements as of and for the year ended December 31, 1998 as originally presented have been adjusted to reflect deferred compensation related to the issuance of 75,077 shares of common stock of Holdings to employees. In February 1998 Holdings granted 16,876 shares of restricted stock to certain employees. Deferred compensation for the stock granted to employees of $307,000, net of $30,671 for forfeited shares was recorded in 1998 in connection with the adjustment based on the estimated fair value at the time of issuance. In June 1998 and December 1998 additional shares of 32,261 and 25,940, respectively, were issued to certain employees as anti-dilutive protection related to capital contributions received by Holdings for the Myrtle Beach and Norfolk transactions. Deferred compensation of $2,849,000 and $ 2,334,000, respectively, was recorded for stock granted to employees, net of forfeitures in connection with the adjustment. Deferred compensation will amortize into income as it vests over five years, and $ 1,120,000 was amortized into income for the period ended December 31, 1998. The following is a reconcilation of the adjusted amounts:

                                    As Originally
                                      Presented    Adjustment    As Adjusted
                                                    ($000s)

Balance Sheet at December 31, 1998:
    Additional paid in capital      $211,560         $5,490        $217,050
    Accumulated deficit               35,581          1,120          36,701
    Deferred compensation                  -          4,370           4,370

1998 Statement of Operation:
    Non-cash compensation                  -         $1,120          $1,120
    Net loss                         $31,620          1,120          32,740

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    NONE

Part III

EXECUTIVE OFFICERS AND DIRECTORS

The table below sets forth certain information regarding the directors of Holdings and the executive officers of Triton License Company and certain executive officers of Tritons subsidiaries. Triton is a wholly-owned subsidiary of Holdings.

NAME                 AGE                      POSITION
Michael Kalogris      50         Chairman of the Board of Directors and
                                    Chief Executive Officer
Steven Skinner        57         President, Chief Operating Officer and
                                    Director
Clyde  Smith          60         Executive Vice President and Chief
                                    Technical Officer
David  Clark          34         Senior  Vice  President,  Chief  Financial
                                    Officer and Secretary
Steven McNulty        46         President and General Manager of the Mid-
                                    Atlantic Region
Michael  Mears        44         President and General Manager of the
                                    South Carolina Region
Scott Anderson        40         Director
John Beletic          47         Director
Arnold Chavkin        48         Director
Mary Hawkins Key      48         Director
John Watkins          36         Director

MICHAEL KALOGRIS has been Chairman and Chief Executive Officer of the Company since its inception. Mr. Kalogris was previously President and Chief Executive Officer of Horizon Cellular Group which he joined October 1, 1991. Under Mr. Kalogris leadership, Horizon became the fifth largest independent non-wireline company in the United States, specializing in suburban markets and small cities encompassing approximately 3.2 million Pops, and was sold for approximately $575.0 million. Prior to joining Horizon, Mr. Kalogris served as President and Chief Executive Officer of Metrophone of Philadelphia, a non-wireline carrier in Philadelphia. Metrophone was acquired by Comcast Corporation for over $1.1 billion. Prior to joining Metrophone, Mr. Kalogris worked at IBM. Mr. Kalogris is a member of the Board of Directors of General Magic, Inc.

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

STEVEN MCNULTY has served as President and General Manager of the Companys Mid Atlantic region since July 1998. Prior to joining Triton, he was Vice President Central / West Operations with United States Cellular in Chicago, Illinois. Mr. McNulty previously served as Vice President of Marketing for ALLTEL Communications from January 1994 to June 1998.

MICHAEL MEARS has served as President and General Manager of the Companys South Carolina region since its inception. Mr. Mears previously served as the Vice President and General Manager of American Telecommunications Inc. from June 1995 until April 1997. Prior to that Mr. Mears was the Regional and Area General Manager of GTE Corp., serving in that capacity from 1992 October 1991 to June 1995. From 1986 to 1992 Mr. Mears served as Regional and Area General Manager for Providence Journal Co.

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

ARNOLD CHAVKIN has served as a member of the Board of Directors of Holdings since February 1998. Mr. Chavkin is also a member of the advisory board of Triton Cellular Partners, L.P. and a director of American Radio Systems Corp., American Tower Systems, Bell Sports Corporation, Patina Oil & Gas Corporation, R&B Falcon Corporation, Wireless One, Inc. and U.S. Silica Company. He also serves on the Advisory Investment Boards of Richina Group, the Indian Private Equity Fund and the Southeast Asian Investment Fund. Mr. Chavkin has been a General Partner of Chase Capital
Partners since January 1992. Prior to joining Chase Capital Partners, he was a member of Chemical Banks merchant banking group and a generalist in its corporate finance group specializing in mergers and acquisitions and private placements for the energy industry.

     MARY HAWKINS KEY has served as a member of the Board of Directors of Holdings since January 1999. Ms. Hawkins Key is the Senior Vice President of Partnership Operations for AT&T Wireless Services. Partnership operations include AT&Ts proportionate interests in active 850 MHz cellular markets (such as Bay Area Cellular Telephone), strategic alliances such as Rogers Cantel, and AT&Ts equity participation in affiliated new PCS businesses which are members of the AT&T Wireless Network. Ms. Hawkins Key leads the multi-disciplinary team which provides guidance, consulting and assistance to partnership operations in virtually every area of the business. Ms. Hawkins Key joined AT&T Wireless Messaging Division in 1995, and subsequently became Chief Operating Officer for the 1100 employee division. While in this role, Ms. Hawkins Key served as business leader of the team responsible for spinning off the Messaging business unit.

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

                     EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid by the Company for the years ended December 31, 1997 and 1998 to the Chief Executive Officer of the Company and to each of the Companys other four most highly compensated executive officers (the Named Executive Officers).

                   SUMMARY COMPENSATION TABLE

                          ANNUAL COMPENSATION LONG       TERM COMPENSATION
                          ------------------------       -----------------

                                                       RESTRICTED
                                                         STOCK      ALL OTHER
NAME     PRINCIPAL POSITION     YEAR   SALARY   BONUS    AWARD   COMPENSATION(1)
-------  ------------------     ----   ------ -------- --------- ---------------
Michael  Chairman of the Board  1998  $350,000  $350,000                  -
 Kalogris  of Directors and     1997   228,619   350,000                  -
           Chief Executive Officer

Steven   President and Chief    1998   225,000   225,000                  -
 Skinner   Operating Officer    1997   148,712   225,000              1,996

David    Senior Vice President, 1998  190,000    190,000                  -
 Clark     Chief Financial      1997  122,243    165,000             83,188
           Officer and Secretary

Clyde    Executive Vice         1998  205,051   220,000                   -
 Smith     Vice President and   1997        -         -              25,842
           Chief Technical Officer

David    Senior Vice President  1998  156,962    82,500                   -
 Standig   of Marketing         1997        -         -                   -


(1) All Other Compensation includes relocation and related expenses. (2) Mr. Standig resigned from the Company on March 1,
1999 (effective March 26, 1999).

EMPLOYMENT AGREEMENTS

     On February 4, 1998, Triton Management Co. (Management Co.), a wholly-owned subsidiary of Triton, entered into an employment agreement with Michael Kalogris, Chairman of the Board of
Directors and Chief Executive Officer of the Company. The Kalogris employment agreement has a term of five years unless terminated earlier by either Mr. Kalogris or Holdings. Mr. Kalogris may terminate his employment agreement (i) at any time at his sole discretion upon 30 days prior written notice and (ii) immediately, upon written notice, if (A) there is a Change of Control (as defined in the Kalogris employment agreement) or (B) Mr. Kalogris is demoted, removed or not re-elected as Chairman of the Board of Directors of Holdings (as used in this paragraph, Good Reason); provided, that following the IPO Date (as defined herein), so long as Mr. Kalogris remains a member of the Board of Directors and Chief Executive Officer of Holdings, it is not considered Good Reason if Mr. Kalogris is no longer Chairman of the Board of Directors. Holdings may terminate the Kalogris employment agreement (i) at any time, upon written notice, at the sole discretion of Holdings (as used in this paragraph, Without Cause) and (ii) for cause or the death or disability of Mr. Kalogris. Mr. Kalogris is entitled to receive from Holdings upon termination of the Kalogris employment agreement by Mr. Kalogris for Good Reason or by Holdings Without Cause the following severance benefits: (A) $1.0 million, (B) up to an additional $500,000 if Mr. Kalogris is unable to secure employment in a senior executive capacity by the second anniversary date of the termination of the agreement, (C) if the termination occurs prior to February 4, 2001, 50% of all shares of common stock that are unvested under such employment agreement as of such date will vest and, if the termination occurs between February 4, 2001 and February 3, 2002, 25% will vest and, if the termination occurs after such period, none will vest and (D) Holdings will allow Mr. Kalogris to participate in all health, dental, disability and other benefit plans maintained by Holdings for a period of two years following the date of termination of the agreement. In the event Mr. Kalogris employment is terminated on or after the initial five year term of the Kalogris employment agreement, or due to Holdings failure to renew the Kalogris employment agreement, Holdings will pay Mr. Kalogris a severance benefit in the amount of his base salary at such time. The Kalogris employment agreement provides for an initial annual base salary of $350,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on the Companys performance. Mr. Kalogris is also entitled to acquire shares of Holdings Series C preferred stock pursuant to a stock purchase plan to be created by Holdings as promptly as practicable pursuant to the terms of the Kalogris employment agreement and is required to invest toward the purchase of such shares 30% of any amounts he receives on account of an annual bonus in excess of 50% of his base salary.

     On February 4, 1998, Management Co. entered into an employment agreement with Steven Skinner, President and Chief
Operating Officer of the Company. The Skinner employment agreement has a term of five years unless terminated earlier by either Mr. Skinner or Holdings. Mr. Skinner may terminate his employment agreement (i) at any time at his sole discretion upon 30 days prior written notice and (ii) immediately, upon written notice, if (A) there is a Change of Control (as defined in the Skinner employment agreement) or (B) Mr. Skinner is demoted, removed or, prior to the IPO Date, not re-elected to the Board of Directors of Holdings (as used in this paragraph, Good Reason). Holdings may terminate the Skinner employment agreement (i) at any time, upon written notice, at the sole discretion of Holdings (as used in this paragraph, Without Cause) and (ii) for cause or the death or disability of Mr. Skinner. Mr. Skinner is entitled to certain benefits from Holdings upon termination of the Skinner employment agreement by Mr. Skinner for Good Reason or by Holdings Without Cause. Mr. Skinner is entitled to receive from Holdings upon termination of the Skinner employment agreement by Mr. Skinner for Good Reason or by Holdings Without Cause the following severance benefits: (A) $675,000, (B) up to an additional $337,500 if Mr. Skinner is unable to secure employment in a senior executive capacity by the second anniversary date of the termination of the agreement, (C) if the termination occurs prior to February 4, 2001, 50% of all shares of Common Stock that are unvested under such employment agreement as of such date will vest and, if the termination occurs between February 4, 2001 and February 3, 2002, 25% will vest and, if the termination occurs after such period, none will vest and (D) Holdings will allow Mr. Skinner to participate in all health, dental, disability and other benefit plans maintained by Holdings for a period of two years following the date of termination of the agreement. In the event Mr. Skinners employment is terminated on or after the initial five year term of the Skinner employment agreement, or due to Holdings failure to renew the Skinner Employment agreement, Holdings will pay Mr. Skinner a severance benefit in the amount of his base salary at such time. The Skinner employment agreement provides for an initial annual base salary of $225,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on the Companys performance. Mr. Skinner is also entitled to acquire shares of Holdings Series C preferred stock pursuant to a stock purchase plan and is required to invest toward the purchase of such shares 30% of any amounts he receives on account of an annual bonus in excess of 50% of his base salary.

     On January 8, 1998, Management Co. entered into an employment agreement with Clyde Smith, Executive Vice President and Chief Technical Officer of the Company. The Smith employment agreement has a term of five years unless terminated earlier by either Mr. Smith or Management Co. Mr. Smith may terminate his employment agreement (i) at any time at his sole discretion upon 60 days prior written notice and (ii) upon 60 days written notice, in the event that the employment by the Company of each of Michael Kalogris and Steve Skinner has been terminated during the five year period (as used in this paragraph, Good Reason). Management Co. may terminate the Smith employment agreement (i) at any time, upon 60 days written notice, at the sole discretion of Management Co. (as used in this paragraph, Without Cause) and
(ii) for cause (as defined in the Smith employment agreement) or at the death, or due to a specified period of disability, of Mr. Smith (as described in the Smith employment agreement). Mr. Smith is entitled to certain benefits from Management Co. upon termination of the Smith employment agreement prior to the termination of five years by Mr. Smith for Good Reason or by Management Co. Without Cause. Mr. Smith is entitled to received from Management Co. upon termination of the Smith employment agreement prior to the termination of five years by Mr. Smith for Good Reason or by Management Co. Without Cause the following severance benefits: (A) an amount equal to 150% of Mr. Smiths then annual base salary and (B) vesting of certain of Mr. Smiths unvested shares as follows: (1) the percentage of unvested shares that would have vested in the year following the year of his termination and (2) a pro rata amount (based on the number of days  worked that year) of the shares that would have  vested  in the year of Mr. Smiths termination. The Smith employment agreement provides for an initial annual base salary of $220,000, subject to annual increases at the discretion of the Compensation Committee of the Board of Directors, and an annual bonus in an amount up to 100% of his base salary based on the Companys performance. After the first calendar year of the Employment
Period, the Company has agreed to pay Mr. Smith a guaranteed bonus of 100% of his base salary. Mr. Smith has also received 3,762.01 shares of common stock, such shares to vest according to the schedule set forth in a letter agreement dated as of February 4, 1998, as amended, between Management Company and Mr. Smith.

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

                             COMMON STOCK       PREFERRED STOCK        TOTAL
   NAME (1)              NUMBER   PERCENTAGE   NUMBER  PERCENTAGE  NUMBER   PERCENTAGE
Michael Kalogris     165,515.56(9)   61.7%      5,000        a%   170,515.56      6.4%
Steven Skinner        80,537.70(10)  30.0       2,500        a     83,037.70      3.1
Clyde Smith.          4,295.34(11)    1.6          --        --     4,295.34        a
David Clark.          8,053.77(12)    3.0          --        --     8,053.77        a
David Standig.        4,026.89(13)    1.5          --        --     4,026.89        a
Scott Anderson          967.20          a          --        --       967.20        a
John Beletic            967.20          a          --        --       967.20        a
Arnold Chavkin(2).          --         --          --        --           --       --
William Hague.              --         --          --        --           --       --
John Watkins(3).            --         --          --        --           --       --
CB Capital
  Investors, L.P.(4).       --         --  533,510.62      22.1   533,510.62     19.9
J.P. Morgan Investment
  Corporation(5).           --         --  469,113.00(15)  19.4   469,113.00(15) 17.5
Desai Capital Management
  Incorporated(6)           --         --  517,510.62(16)  21.4   517,510.62(16) 19.3
Toronto Dominion Capital
  (USA), Inc.(7)            --         --  129,378.18       5.4   129,378.18      4.8
First Union Capital
   Partners, Inc            --         --  177,385.94       7.3   177,385.94      6.6
DAG - Triton PCS, L.P.      --         --   80,788.15       3.3    80,788.15      3.0
AT&T Wireless PCS, Inc.(8)  --         --  500,944.49(17)  17.3   500,944.49(17) 18.7
All directors and executive
   officers         268,459.01(14)  100.0    7,500.00         a   275,959.01     10.3

a    Represents less than 1%.
(1) Unless otherwise indicated, the address of each person listed in this table is c/o Triton PCS, Inc., 375 Technology Drive, Malvern PA 19355.
(2) CB Capital Investment Inc. is the sole general partner of CB Capital Investors, L.P. Mr. Chavkin is a vice president of CB Capital Investments Inc. Mr. Chavkin disclaims beneficial ownership of any such shares.
(3)  Mr. Watkins is a managing director and an officer of J.P.
     Morgan Investment Corporation. Mr. Watkins disclaims beneficial ownership of any such shares.
(4)  The address of this person is 380 Madison Avenue, New York,
     NY 10017.
(5)  The address of this person is 101 California Street, San
     Francisco, CA 94111.
(6)  The address of this person is 540 Madison Avenue, New York,
     NY 10022.
(7)  The address of this person is 31 West 52nd Street, New York,
     NY 10019.
(8)  The address of this person is 5000 Carillon Point, Kirkland,
     WA 98033.
(9) Includes 58,131.96 shares held by Mr. Kalogris as trustee under the Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated June 26, 1998 (the Common Stock Trust Agreement), pursuant to which the Company will distribute Common Stock to management employees and independent directors. 96,645.24 of the 107,383.60 shares of common stock directly held by Mr. Kalogris are subject to forfeiture in accordance with the Kalogris employment agreement.
(10) 63,483.93 of the 80,537.70 shares of common stock are subject to forfeiture in accordance with the Skinner employment agreement.
(11) All 3,762.01 shares of common stock are subject to forfeiture in accordance with the Smith employment agreement.
(12) All 8,053.77 shares of common stock are subject to forfeiture in accordance with the letter agreement, dated as of February 4, 1998, between the Company and Mr. Clark.
(13) All 4,026.89 shares of common stock are subject to forfeiture in accordance with the letter agreement, dated as of February 4, 1998, between the Company and Mr. Standig. Mr. Standig resigned from the Company on March 1, 1999 (effective as of March 26, 1999). In connection with the termination of his employment, as of March 29, 1999, Mr. Standigs share ownership in Holdings was reduced to 805.36 fully vested shares. The remaining shares were sold back to the Company and will be eligible for distribution to management members and independent directors of Holdings pursuant to the Common Stock Trust Agreement.
(14) See footnotes (9)-(13). Also includes 2,684.59 shares of common stock held by a certain management employee, all of which are subject to forfeiture in accordance with the terms of a letter agreement with such employee, and 1,410.76 shares of Common Stock held by a certain former management employee, all of which are subject to forfeiture in accordance with the terms of a separation agreement with such former employee.
(15) Includes 23,907 shares of Series C Preferred Stock held by
     Sixty Wall Street SBIC Fund, L.P., an affiliate of J.P. Morgan Investment Corporation.
(16) Consists of 258,755.31 shares of Series C Preferred Stock held by Private Equity Investors III, L.P., and 258,755.31 shares of Series C preferred stock held by Equity Linked Investors II, each an affiliate of Desai Capital Management Incorporated.
(17) Consists of 500,944.49 shares of Series D Preferred Stock.
     Shares of Series D Preferred Stock are convertible into an equivalent number of shares of Series C Preferred Stock at any time. AT&T Wireless PCS, Inc. also owns 732,371 shares of Series A Preferred Stock.

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

THE SECURITIES PURCHASE AGREEMENT

     Pursuant to the securities purchase agreement, dated as of October 8, 1997, by and among AT&T PCS, the Cash Equity Investors, Michael Kalogris, Steven Skinner (Steven Skinner together with Michael Kalogris, the Management Stockholders) and Holdings, AT&T transferred to Triton certain PCS licenses, which cover 20 MHz of authorized frequencies, and entered into certain other agreements, in exchange for 732,371 shares of Series A preferred stock and 366,131 shares of Series D preferred stock, such shares having an aggregate value of approximately $79.0 million and $39.5 million, respectively.

AT&T has retained 10 MHz of spectrum within the Licensed Areas for use as a non- mobility wireless provider.

     Chase Capital Partners, J.P. Morgan Investment Corporation, Desai Capital Management Incorporated, Toronto Dominion Capital
(USA), Inc., First Union Capital Partners, Inc. and DAG-Triton PCS, L.P. have severally made irrevocable commitments to contribute to Holdings approximately $39.8 million, $39.8 million, $39.8 million $9.9 million, $5.0 million and $5.0 million, respectively, in cash in exchange for approximately 398,000 shares, 398,000 shares, 398,000 shares, 99,000 shares,
50,000 shares and 50,000 shares, respectively, of Series C preferred stock, and Michael Kalogris and Steven Skinner have severally made irrevocable commitments to contribute to Holdings $500,000 and $250,000, respectively, in cash in exchange for 5,000 shares and 2,500 shares, respectively, of Series C preferred stock. The Cash Equity Investors, together with the Management Stockholders, have contributed an aggregate of $80 million of their $140 million commitment as of December 31, 1998. The Cash Equity Investors and the Management Stockholders are required to contribute the unfunded portion of their respective commitments under the securities purchase agreement (the Unfunded Commitment Amount) to Holdings on the second, and third anniversary dates of the securities purchase closing Date. Each Cash Equity Investors obligation to make capital contributions to Holdings after the securities purchase closing Date in respect of its unfunded commitment amount is (i) an unconditional and irrevocable obligation, and is not subject to counterclaim, set-off, deduction or defense, or to abatement, suspension, deferment, diminution or reduction for any reason whatsoever and
(ii) secured by a pledge of all shares of Series C preferred stock issued to such party under the securities purchase agreement pursuant to a pledge agreement between Holdings and such party.

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

THE NORFOLK CONTRIBUTION

     Pursuant to the terms of a Norfolk Preferred Stock Purchase agreement dated as of December 31, 1998, Holdings received an additional contribution of $16.5 million from certain of the Cash Equity Investors in order to fund a portion of the $111 million purchase price for the Norfolk Acquisition. In consideration therefor, at the closing of such acquisition, Holdings issued to such Cash Equity Investors an additional $16.5 million of Holdings Series C preferred stock which it contributed to the Company. At closing, Holdings also issued to AT&T PCS an additional $14.6 million of Holdings Series D preferred stock. The balance of the purchase price was financed through use of $96.6 million from the net proceeds of the Private Offering.

THE AT&T AGREEMENTS

The Stockholders Agreement

     General. Pursuant to a stockholders agreement, dated as of February 4, 1998, by and among AT&T PCS, the Cash Equity Investors, the Management Stockholders, David Clark, Clyde Smith, Patricia Gallagher, David Standig and Michael Mears (collectively the Other Management Stockholders) and Holdings, the stockholders and Holdings have agreed to certain matters in connection with the management and operations of the Company and the sale, transfer or other disposition of the capital stock of Holdings.

     Board of Directors. Holdings is governed by a Board of Directors consisting of seven persons, and, unless otherwise required, actions of the Board of Directors require the affirmative vote of a majority of the entire Board of Directors. The stockholders have agreed to vote for the seven persons as follows: (i) two directors selected by a majority in interest of common stock and securities convertible into common stock held by the Cash Equity Investors in their sole discretion, (ii) two directors selected by a majority in interest of common stock and securities convertible into common stock held by the Cash Equity Investors, which directors shall be acceptable to Michael Kalogris and Steven Skinner, on the one hand, and AT&T PCS, on the other hand, each in their sole discretion, (iii) Michael Kalogris so long as he is an officer of Holdings, (iv) Steven Skinner so long as he is an officer of Holdings, and (v) one director selected by AT&T PCS in its capacity as holder of the Series A preferred stock so long as it has the right to elect one director in accordance with the Restated Certificate of Incorporation (as defined herein). Representatives of AT&T PCS and certain Cash Equity Investors also have the right to attend each meeting of the Board of Directors as observers, provided that certain capital stock ownership thresholds are met. Any transactions between the Company and the stockholders (other than the AT&T Agreements and other arms-length agreements or transactions entered into from time to time between the Company and AT&T) must be approved by a majority of disinterested directors. Under the stockholders agreement, the two directors selected pursuant to clause (ii) above of this paragraph are deemed not to have been designated by any of the stockholders. If an executive committee of the Board of Directors is formed, it must consist of at least the Series A Director, one of the directors selected pursuant to clause (i) above of this paragraph and Michael Kalogris (so long as he is an officer of Holdings). The Cash Equity Investors also have agreed to contribute all or part of the unfunded commitment amount at any time to Holdings upon 20 business days notice from the Board of Directors.

     Restrictions on Transfer. The stockholders agreement imposes numerous restrictions with respect to the sale, transfer or other disposition of the capital stock of Holdings. Generally, prior to the date on which Holdings receives in excess of $20 million in gross proceeds from the sale of common stock pursuant to a registration statement under the Securities Act (the IPO
Date), no Transfers are permitted except: (i) Series C preferred stock, Series D preferred stock and common stock may be transferred (at any time) (A) to an affiliate of a person that is a transferee or a successor in interest to any or all of such persons capital stock of Holdings and that is required to become a party to the stockholders agreement in accordance with the terms thereof (an Affiliated Successor) or (B) in the case of a transfer by a Cash Equity Investor, to any partners, limited partners or members of a Cash Equity Investor that are transferees of Series C preferred stock or common stock pursuant to distributions in accordance with the partnership agreement or operating agreement of such Cash Equity Investor (an Equity Investor Affiliate), (ii) after the third anniversary of the securities purchase closing date, the Cash Equity Investors may Transfer Series C preferred stock or common stock to another Cash Equity Investor, and (iii) after the third anniversary of the securities purchase closing date, Series C preferred stock and common stock may be transferred to any person (except a prohibited transferee), subject to certain rights of first refusal of the non-transferring stockholders (the Rights of First Refusal). Additionally, prior to the IPO Date, (x) no Cash Equity Investor nor AT&T PCS may Transfer less than all of its Series C preferred stock or common stock to any person except an Affiliated Successor or a Equity Investor Affiliate unless after giving effect to such Transfer, the transferor and the transferee will each own at least the lesser of (A) 5% of common stock and
(B) one-half of the common stock beneficially owned by such transferor on the date of Transfer, and (y) no Management Stockholder or Other Management Stockholder (together, the Employee Stockholders) may effect more that one Transfer of its common stock during any 12-month period to any person other than an Affiliated Successor.

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

     AT&T PCS is subject to all of the foregoing restrictions with respect to its Series C preferred stock and common stock. AT&T PCS may not Transfer any of its Series D preferred stock at any time other than to an Affiliated Successor. Finally, with respect to AT&T PCS Series A preferred stock, (a) prior to the IPO Date, no Transfers are permitted except (i) to an Affiliated Successor or (ii) to any person after first complying with certain provisions relating to the rights of first refusal, and
(b) on or after IPO Date, no Transfer restrictions exist.

     In addition to the foregoing transfer restrictions, each stockholder has agreed, subject to certain exceptions, not to Transfer any Series A preferred stock, Series B preferred stock, Series D preferred stock or common stock to a Prohibited Transferee. A Prohibited Transferee is defined generally as one of the three largest carriers (other than AT&T, or any person that derives a material portion of its business from wireless communications systems and utilizes TDMA technology in a substantial majority of those systems) of telecommunications services that currently constitute interexchange services.

     Registration Rights. The stockholders agreement grants certain demand and piggyback registration rights to the Stockholders. On or after the 91st day after the IPO Date, the following Stockholders may cause an underwritten demand registration, subject to customary pro rata cutback and blackout restrictions, so long as such registration is reasonably expected to result in aggregate proceeds of at least $10 million: (a) AT&T PCS, (b) a holder of shares of Series C preferred stock or common stock (if such registration is reasonably expected to result in aggregate gross proceeds of at least $25 million) or (c) Employee Stockholders beneficially owning at least 50.1% of the shares of common stock then beneficially owned by the Employee Stockholders. In addition to such demand registration rights, any Stockholder may piggyback on a registration by Holdings at any time (other than registrations on Forms S-4 or S-8 of the Securities Act), subject to customary pro rata cutback restrictions. The demand and piggyback registration rights and obligations survive 20 years.

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

     Preemptive Rights. The stockholders agreement grants preemptive rights in certain circumstances to the Stockholders. If, on or prior to the IPO Date, Holdings proposes to issue any equity security (including in an initial public offering, but excluding pursuant to any stock option or stock appreciation rights plan), for cash, each Stockholder shall have a preemptive right to purchase its pro rata portion of such securities.

     Exclusivity. Holdings and the stockholders have also reached several agreements regarding operational matters pertaining to the Company. The Stockholders have agreed that during the term of the Stockholders Agreement, none of the Stockholders nor their respective affiliates will provide or resell, or act as the agent for any person offering, within the Territory (as defined in the stockholders agreement) mobile wireless telecommunications services initiated or terminated using TDMA and frequencies licensed by the FCC (Company Communications Services), except AT&T PCS and its affiliates may
(i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not yet placed a system into commercial service; provided that AT&T
PCS has provided the Company with prior written notice of AT&T PCS intention to do so and only dual band/dual mode phones are used in connection with such resale activities. Additionally, with respect to the markets listed in the roaming agreement, each of the Company and AT&T PCS agrees to cause their respective affiliates in their home carrier capacities to (a) program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and (b) refrain from inducing any of its customers to change such programming.

     Build-Out. The Company is bound to certain operational obligations, including meeting the construction requirements set forth in an agreed-upon minimum build-out plan, ensuring compatibility of the Companys PCS systems with the majority of systems in the southeastern region of the United States, satisfying the FCC construction requirements in the Territory, offering certain core service features with respect to its systems, causing the Companys systems to comply with AT&T PCS TDMA quality standards, and refraining from providing or reselling interexchange services other than interexchange services that constitute Company Communications Services or that are procured from AT&T. In the event that the Company materially breaches any of the foregoing operational obligations or if, in the event AT&T PCS decides to adopt in a majority of its markets a new technology standard and the Company declines to adopt such new technology, AT&T PCS may terminate its exclusivity obligations.

     Certain    Transactions.     In   the   event   a    merger,
consolidation, asset acquisition or disposition or other business combination involving (i) AT&T and (ii) a person that (a) derives from telecommunications businesses annual revenues in excess of $5 billion, (b) derives less than one-third of its aggregate revenues from the provision of wireless telecommunications and
(c) owns FCC licenses to offer (and does offer) mobile wireless telecommunications services serving more than 25% of the Pops within the Territory (such person, the Other Party), the Company and AT&T have certain rights, including the following: (i) AT&T may, upon written notice, terminate certain of its obligations described above under the caption --Exclusivity in the portion of the Territory in which the Other Party owns an FCC license to offer CMRS; provided, that, upon such termination, the Company has the right to cause AT&T PCS to exchange (A) certain shares of its Series A preferred stock into Series B preferred stock and
(B) certain shares of its Series D preferred stock (or Series C preferred stock or common stock into which such Series D preferred stock has been converted) into Series B perferred stock;
(ii) if AT&T PCS proposes to sell, transfer or assign to any non-affiliate any PCS system owned and operated by AT&T PCS and its affiliates in any of the Charlotte, NC, Atlanta, GA, Baltimore/Washington, D.C. or Richmond, VA BTAs (the Subject Markets), then AT&T PCS will provide the Company with the opportunity for a 180-day period to have AT&T PCS joint market with the applicable Subject Markets the portion of the Territory included in the MTA that includes such Subject Markets.

     Without the prior written consent of AT&T PCS, Holdings and its subsidiaries may not effect any sale of substantially all of the assets of Holdings or any of its subsidiaries or liquidation, merger or consolidation of Holdings or any of its subsidiaries, with certain limited exceptions.

     Acquisition of Licenses. The Company may acquire cellular licenses that the Board of Directors has determined are demonstrably superior alternatives to constructing a PCS system in the applicable area within the Territory, provided that: (i) a majority of the cellular Pops are within the Territory, (ii) AT&T PCS and its affiliates do not own Commercial Mobile Radio Service licenses in such area, and (iii) the Companys ownership of such cellular license will not cause AT&T PCS or any affiliate to be in breach of any law or contract.

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

Subsidiaries.   All of Holdings subsidiaries must be direct or
indirect wholly-owned subsidiaries of Holdings.

     Amendments. Amendments to the stockholders agreement require the consent of holders of (i) a majority of the shares of each class of capital stock, including AT&T PCS, (ii) two-thirds of the common stock beneficially owned by the Cash Equity Investors, and (iii) 60.1% of the common stock beneficially owned by the Employee Stockholders; provided however, that in the event any party thereto ceases to own any shares of Equity Securities, such party ceases to be a party to the stockholders agreement and the rights and obligations of such party thereunder terminates.

     Termination. The stockholders agreement terminates upon the earliest to occur of (i) the written consent of each party thereto, (ii) the eleventh anniversary of the securities purchase closing date, and (iii) one Stockholder owning all the Common Stock; provided, some provisions expire on the IPO Date and certain consent rights of AT&T PCS expire when it fails to own the requisite amount of capital stock of Holdings.

License Agreement

     Pursuant to the Network Membership License Agreement, dated as of February 4, 1998, between AT&T Corp. and Operating LLC,
AT&T Corp. has granted to the Company a royalty-free, non-transferable, non-sublicensable, non-exclusive, limited right and license to use the Licensed Marks solely in connection with Licensed Activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression Member, AT&T Wireless Services Network. The Licensed Activities include
(i) the provision to end-users and resellers, solely within the Territory, of Company Communications Services on frequencies licensed to the Company for Commercial Mobile Radio Service provided in accordance with the AT&T Agreements (collectively, the Licensed Services) and (ii) marketing and offering the Licensed Services within the Territory. The License Agreement also grants to the Company the right and license to use Licensed Marks on certain permitted mobile phones.

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

     The Company may not assign or sublicense any of its rights under the license agreement; provided, however, that the License Agreement may be, and has been, assigned to the Companys lenders under our Credit Facility and after the expiration of any applicable grace and cure periods under the Credit Facility, such lenders may enforce the Companys rights under the license agreement and assign the License Agreement to any person with AT&Ts consent.

     The term of the license agreement is for five years (the Initial Term) and renews for an additional five-year period if neither party terminates the Agreement. The license agreement may be terminated by AT&T at any time in the event of a significant breach by the Company, including the Companys misuse of any
Licensed Marks, the Company licensing or assigning any of the rights in the license agreement, the Companys failure to maintain AT&Ts quality standards or a change in control of the Company occurs. After the Initial Term, in the event AT&T converts any shares of Series A preferred stock into common stock in connection with a transaction described above under the caption -
- Stockholders Agreement-- the license agreement terminates on the later of (i) two years from the date of such conversion and
(ii) the then existing expiration date of the license agreement. After the Initial Term, AT&T may also terminate the license agreement upon the occurrence of certain transactions described above under the caption --Stockholders Agreement--.

Roaming Agreement

     Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998, between AT&T Wireless Service, Inc. (on behalf of its affiliates) and Operating LLC (on behalf of the Company), each of AT&T and the Company agrees to provide (each in its capacity as serving provider, the Serving Provider) mobile wireless radiotelephone service for registered customers of the other partys (the Home Carrier) customers while such customers are out of the Home Carriers geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a mobile wireless radiotelephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carriers charges for wireless service and 100% of pass-through charges
(i.e., toll or other charges). Each Service Carriers service charges per minute or partial minute for the use for the first 3 years will be fixed at a declining rate, and thereafter will be equal to an adjusted average home rate or such lower rate as the parties negotiate from time to time; provided, however, that with respect to the Norfolk BTA, the service rate is equal to the lesser of (a) $0.25 per minute and (b) the applicable home rate of AT&T PCS, or such other rate as agreed to by the parties. Each Serving Carriers toll charges per minute of use for the first 3 years will be fixed at a declining rate, and thereafter such other rates as the parties negotiate from time to time.

     The roaming agreement has a term of 20 years, unless earlier terminated by a party due to the other partys uncured breach of any term of the roaming agreement, the other partys voluntary liquidation or dissolution or the FCC revoking or denying renewal of the other partys license or permit to provide CMRS.

     Neither party may assign or transfer the roaming agreement or any of its rights thereunder except to an assignee of all or part of its license or permit to provide Commercial Mobile Radio Service, provided that such assignee expressly assumes all or the applicable part of the obligations of such party under the Roaming Agreement.

Resale Agreement

     Pursuant to the terms of the stockholders agreement, the Company is required to enter into a Resale Agreement, substantially in the form of Exhibit C to the securities purchase agreement (together with the stockholders agreement, the license agreement and the roaming agreement, the AT&T Agreements), at the request of AT&T. Pursuant to the resale agreement, AT&T PCS will be granted the right to purchase and resell on a nonexclusive basis access to and usage of the Companys services in the Territory. AT&T PCS will pay to the Company the charges, including usage and roaming charges, associated with services requested by AT&T PCS under the Resale Agreement. The Company will retain the continuing right to market and sell its services to customers and potential customers.

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

     Pursuant to the stockholders agreement, Holdings has agreed that the rates, terms and conditions of service, taken as a whole, provided by the Company to AT&T PCS pursuant to the resale agreement shall be at least as favorable as (or if permitted by applicable law, superior to) the rates, terms and conditions of service, taken as a whole, provided by the Company to any other customer. Without limiting the foregoing, the rate plans offered by the Company pursuant to the resale agreement will be designed to result in a discounted average actual rate per minute paid by AT&T PCS for service below the weighted average actual rate per minute billed by the Company to its customers generally for access and air time.

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

     On February 4, 1998, Holdings entered into letter agreements with Messrs. Clark, Standig and Mears, and Ms. Gallagher in connection with their employment. Pursuant to such letter agreements they were issued shares of common stock which vest at 20 percent per year over a five year period. Messrs. Clark, Standig, and Mears received 7,053.77, 3,526.89, and 2,351.26, respectively, and Ms. Gallagher received 3,526.89.  See  Security
Ownership.

     On March 7, 1997, each of Chase Venture Capital Associates, L.P., an affiliate of Chase Capital Partners, and J.P., Morgan Investment Corporation provided $550,000 in financing, and on July 3, 1997, each of Chase Venture Capital Associates, L.P. and J.P. Morgan Investment Corporation provided an additional $250,000 in financing, to Triton L.L.C. in the form of convertible promissory notes in order to fund Triton L.L.C.s start-up costs. The $1.6 million in notes originally bore interest at 14% annually, payable at maturity. On January 15, 1998, Triton L.L.C. assigned the notes to the Company. Triton, in conjunction with Holdings and the noteholders, subsequently negotiated a revised arrangement under which no interest would be paid on the notes and, in lieu of repaying the promissory notes in cash, the amount owed under such notes would be convertible into approximately $3.2 million worth of Holdings Series C preferred stock. The conversion of the Triton L.L.C. notes into 16,000 shares each of Series C preferred stock occurred on February 4, 1998. The $1.6 million preferred return to the investors has been accounted for as a financing cost during the period the notes were outstanding. Accordingly, the Company has accrued $1.2 million in financing costs on the notes as of December 31, 1997. The remaining $0.4 million financing costs were recognized in the first quarter of calendar 1998.

     On January 19, 1998, Operating LLC entered into the Master Services Agreement with Wireless Facilities Inc. (WFI) pursuant to which WFI will provide radio frequency design and system optimization support services to the Company. The Master Services Agreement could result in payments by the Company to WFI of up to $6.0 million. Mr. Scott Anderson, a director of Holdings, is also a director of WFI.

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

            TRITON PCS, INC. AND PREDECESSOR COMPANY

                VALUATION AND QUALIFYING ACCOUNTS
                             ($000S)

                                     Additions   Deductions     Add
                         Balance at  charged to  credited to   Myrtle   Balance
                          Beginning   cost and    costs and    Beach     at end
                           of year    expenses    expenses  acquisitions  year
                         ----------  ----------  ---------- ------------ ------
Year ended December 31, 1997

Allowance for doubtful
   accounts                     -           -            -           -       -

Year ended December 31, 1998

Allowance for doubtful
   accounts                     -        $636         $480        $915   $1,071


                           SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrants have duly caused this Registration Statement to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Malvern, State of Pennsylvania on March 31, 1999.

                         Triton PCS, Inc

                             By:     /s/ Michael Kalogris
                                Sole Director and Chief Executive Officer

                             Triton Management Company, Inc.

                             By:     /s/ Michael Kalogris
                                Sole Director and Chief Executive Officer

                             Triton PCS Holdings Company L.L.C.

                             By:Triton Management Company, Inc., its manager

                             By:     /s/ Michael Kalogris
                                Sole Director and Chief Executive Officer

                             Triton PCS Property Company L.L.C.,Inc.


                             By:Triton Management Company, Inc., its manager

                             By:     /s/ Michael Kalogris
                                Sole Director and Chief Executive Officer

                             Triton PCS Equipment Company L.L.C.

                             By:Triton Management Company, Inc., its manager

                             BY:     /s/ Michael Kalogris
                                Sole Director and Chief Executive Officer

                             Triton PCS Operating Company L.L.C.

                             By:Triton Management Company, Inc., its manager

                             By:     /s/ Michael Kalogris
                                Sole Director and Chief Executive Officer

                             Triton PCS License Company L.L.C

                             By:Triton Management Company, Inc., its manager

                             By:     /s/ Michael Kalogris
                                Sole Director and Chief Executive Officer

                             By:     /s/ David Clark
                                Senior Vice President, Chief Financial
                                    Officer, and Secretary