Form 10-Q/A
period 1999-03-31
TRITON PCS INC
filed 1999-11-15
CIK 1064735

Type:  10-Q/A
Sequence:   1
Description:   Form 10-Q/A


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           Form  10-Q/A
                         (Amendment No. 1)

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
               TRITON PCS HOLDINGS COMPANY L.L.C.
                 TRITON MANAGEMENT COMPANY, INC.
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
(State or other Jurisdictions             (I.R.S. Employer
Of Incorporation or Organization)     Identification Numbers)

SECURITES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___  No ______


The registrants meet the conditions set forth in General
Instruction H(i)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.



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

     Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1999 and 1998

     Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1999 and 1998

     Notes to the Consolidated Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations


PART II  Other Information

Item 6.   Exhibits and reports Reports on Form 8-K



PART I.   Financial Information

Item I.   Financial Statements

                        TRITON PCS, INC.

                   CONSOLIDATED BALANCE SHEET
                             ($000s)
                                       December 31,    March 31,
                                           1998           1999
                                                      (unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents               $146,172  $ 100,152
     Marketable securities                     23,612     53,087
     Due from related party                       951      1,427
     Accounts receivable net of
      allowance for doubtful accounts of
      $1,071 and $555 respectively              3,102      7,638
     Inventory                                  1,433      6,739
     Prepaid expenses and other
       current assets                           4,288      5,344
     Deferred income tax                           81         81
                                             --------   --------
Total current assets                          179,639    174,468

Property, plant, and equipment:
     Land                                         313        313
     Network infrastructure and equipment      34,147    170,558
     Office furniture and equipment            17,642     26,769
     Capital lease asset                        2,263      2,263
     Construction in progress                 145,667     31,734
                                             --------   --------
                                              200,032    231,637
Less accumulated depreciation                  (1,079)    (3,396)
                                             --------   --------
Net property and equipment                    198,953    228,241

Intangible assets, net                        307,361    304,120
Deferred transaction costs                        906      1,074
Other non current assets                            -      2,000
                                             --------  ---------
Total assets                                 $686,859   $709,903
                                             ========  =========
LIABILITIES AND SHAREHOLDERS EQUITY:
Current liabilities:
     Accounts payable                         $25,256    $33,553
     Accrued payroll and related expenses       3,719      3,197
     Accrued expenses                           3,646      1,184
     Accrued interest                             545        933
     Capital lease obligations                    281        280
                                             --------   --------
Total current liabilities                      33,447     39,147

Long-term debt                                463,648    472,488
Capital lease obligations                       2,041      1,997
Deferred income taxes                          11,744     11,744

Shareholders Equity:
Common stock, $.01 par value, 1,000 shares
  authorized, 100 shares issued and outstanding     -          -
Additional paid-in capital                    217,050    254,198
Deferred compensation                          (4,370)    (4,064)
Accumulated deficit                           (36,701)   (65,607)
                                             --------   --------
Total shareholders equity                     175,979    184,527
                                             --------   --------
Total liabilities and shareholders equity    $686,859   $709,903
                                             ========   ========


 See accompanying notes to consolidated financial statements.


                        TRITON PCS, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                             ($000s)

                                         Three Months Ended
                                               March 31,
                                         1998           1999
                                      (unaudited)    (unaudited)
Revenues:
  Service revenues                     $    -         $6,544
  Roaming revenues                          -          2,771
  Equipment revenues                        -          2,225
                                       ------        -------
  Total revenue                             -         11,540

Expenses:
  Cost of service                           -          6,587
  Cost of equipment                         -          3,604
  Selling and marketing                     -          7,646
  General and administrative            2,683          7,808
  Non-cash compensation                    11            410
  Depreciation and amortization             -          5,511
                                       ------        -------
  Loss from operations                  2,694         20,026

Interest expense, net of
  capitalized interest                    765         10,000
Interest income                          (459)        (1,076)
Other income, net                           -            (44)
                                      -------        -------
Loss before taxes                       3,000         28,906

Tax benefit                            (2,847)             -
                                      -------        -------
Net loss                                 $153        $28,906
                                      =======        =======

  See accompanying notes to consolidated financial statements.



                        TRITON PCS, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($000s)
                                             Three Months Ended
                                                  March 31,
                                             1998        1999
                                         (unaudited) (unaudited)
Cash flows from operating activities:
Net loss                                    $(153)    $(28,906)

Adjustments to reconcile net loss to cash
used in operating activities:
     Depreciation and amortization            557        5,511
     Amortization of bond discount              -          151
     Deferred income taxes                 (2,847)           -
     Accretion of interest                      -        8,691
     Non-cash compensation                     11          410

     Change in operating assets and liabilities:
     Accounts receivable                        -       (4,536)
     Inventory                                  -       (5,306)
     Prepaid expenses and other
       current assets                         (17)      (1,057)
     Other noncurrent assets                    -       (2,228)
     Accounts payable                       1,410       (4,651)
     Accrued expenses                        (182)      (2,986)
     Accrued interest                      (1,228)         663
                                          -------      -------
Net cash used in operating activities      (2,449)     (34,244)

Cash flows from investing activities:
Capital expenditures                       (3,842)     (18,657)
Purchase of marketable securites                -      (29,475)
Escrow deposit                             (8,000)           -
                                          -------      -------
     Net cash used in
       investing activities               (11,842)     (48,132)

Cash flows from financing activities:
Borrowings under credit facility           67,956            -
Capital contributions from parent          41,255       37,044
Payment of deferred transaction costs      (1,855)        (168)
Advances to related party, net                (45)        (475)
Principal payments under capital
  lease obligations                             -          (45)
                                          -------      -------
     Net cash provided by
       financing activities               107,311       36,356
                                          -------      -------
     Net increase /(decrease) in cash      93,020      (46,020)

Cash and cash equivalents, beginning
  of period                                11,362      146,172
                                          -------      -------
Cash and cash equivalents, end of period $104,382     $100,152
                                          =======      =======


  See accompanying notes to consolidated financial statements.


                         TRITON PCS, INC

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999
                           (Unaudited)



(1)  Basis of Presentation

     The accompanying consolidated financial statements are
     unaudited and have been prepared by management.   In the
     opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of the Company. The results of operations for the three months ended March 31, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. The financial information presented herein should be read in conjunction with the combined financial statements for the year ended December 31, 1998 which include information and disclosures notnot included herein.

     The consolidated accounts of the Company include Triton PCS, Inc; Triton PCS Holdings Company L.L.C.; Triton Management Company, Inc.; Triton PCS Property Company L.L.C., Triton PCS Equipment Company L.L.C.; Triton PCS Operating Company L.L.C.; Triton PCS License Company L.L.C. (License Company); and Triton PCS Investment Company, L.L.C. All significant intercompany accounts or balances have been eliminated in consolidation.

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2)  Potential Exchange

     On March 24, 1998, the Company entered into a non-binding letter of intent related to certain transactions with AT&T Wireless PCS, Inc. (AT&T), including the potential acquisition of 1.9 million additional net incremental Pops., and the exchange of the Hagerstown, MD BTAs. The agreement arrangement between the parties has been modified to only include the exchange by License Company of 512,000 Pops located in the Hagerstown, MD and Cumberland, MD BTAs for 517,000 Pops of AT&T located in certain counties in the Savannah, GA and Athens, GA BTAs, all of which are contiguous to the Companys existing service area. Due to the difference in value per Pop of the BTAs exchanged, consideration of approximately $9.7 million, all of which is expected to be represented by non-cash equity interests in Triton PCS Holdings, Company, Inc. (Holdings) will be issued to AT&T. The transaction is subject to execution of a definitive exchange agreement and closing conditions typical in transactions of the nature contemplated thereby. The networks relating to the Savannah and Athens Pops have not
     been built,.   However, the Company expects that the Pops
     will be included in the current build-out plan developed for the Companys existing footprint.

 (3) Capital Contributions

     On February 4, 1998, pursuant to the securities purchase agreement, Holdings issued $140.0 million of equity
     Series C Preferred Stock to certain institutional investors and management stockholders. The securities purchase agreement requires the institutional investors and management stockholders to fund their unconditional and irrevocable obligations in installments in accordance with the following schedule:


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
                                                  ======

     Pursuant to the securities purchase agreement provided that the initial cash contributions and the unfunded commitments are required to be made to Holdings. Pursuant to the Closing Agreement, Holdings has directed that all cash contributions subsequent to the initial cash contribution be made directly to the Company.

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

                          For the Three Months Ended March 31,
                                          ($000s)
                                  1998            1999
         Revenues              $ 6,000          $11,540
         Net Income (loss)    $(13,042)        $(28,906)

(5)  Financial Statement Adjustment

     The Companys consolidated financial statements as of and for the three month period ending March 31, 1999 as originally presented have been adjusted to reflect deferred compensation related to the issuance of 2,685 shares of common stock of Holdings to employees. In January 1999, Holdings granted 2,685 shares of restricted common stock to an employee and deferred compensation of $243,000 was recorded in connection with the adjustment. In March 1999, $139,000 of deferred compensation was forfeited by a terminated employee. Deferred compensation will amortize into income as it vests over five years, and $410,000 was amortized into income in for the three month period ended March 31, 1999. The following is a reconciliation of the adjusted amounts:


                                       As originally
                                         Presented    Adjustment   As Adjusted
                                                       ($000s)
     Balance Sheet at March 31, 1999:
        Additional paid in capital        $248,604      $5,594       $254,198
        Accumulated deficit                 64,077       1,530         65,607
        Deferred compensation                    -       4,064          4,064

     Statement of Operations:
      Three months ended March 31, 1999
        Non-cash compensation              $     -        $410           $410
        Net loss                            28,496         410         28,906

     Three months ended March 31, 1998
        Non-cash compensation              $     -         $11            $11
        Net loss                               142          11            153


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

OVERVIEW

The Company intends to become a leading provider of wireless broadband personal communications services (PCS) in the southeastern United States. The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon Cellular LP Group, along with various equity investors, with the intent to develop and operate a leading PCS network in the Southeast.

The Company has entered into a joint venture with AT&T Wireless PCS, Inc. (AT&T), whereby the Company is positioned as the exclusive provider of wireless mobility services under the AT&T consumer brand name in the southeastern United States. The Company is also party to agreements with AT&T that allows the Company to benefit from AT&Ts nationwide wireless footprint, as well as and promotional and marketing efforts, and provide the Company with favorable roaming and long distance rates for services on AT&Ts wireless and long distance networks.

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

FINANCIAL STATEMENT ADJUSTMENT

The Companys consolidated financial statements as of and for the three month period ending March 31, 1999 as originally presented have been adjusted to reflect deferred compensation related to the issuance of 2,685 shares of common stock of Holdings to employees. In January 1999, Holdings granted 2,685 shares of restricted common stock to an employee and deferred compensation of $243,000 was recorded in connection with the adjustment. In March 1999, $139,000 of deferred compensation was forfeited by a terminated employee. Deferred compensation will amortize into income as it vests over five years, and $410,000 was amortized into income in for the three month period ended March 31, 1999. The following is a reconciliation of the adjusted amounts:

                                       As originally
                                         Presented    Adjustment   As Adjusted
                                                        ($000s)
     Balance Sheet at March 31, 1999:
        Additional paid in capital       $248,604      $5,594       $254,198
        Accumulated deficit                64,077       1,530         65,607
        Deferred compensation                   -       4,064          4,064

     Statement of Operations:
      Three months ended March 31, 1999
        Non-cash compensation             $     -        $410           $410
        Net loss                           28,496         410         28,906

      Three months ended March 31, 1998
        Non-cash compensation             $     -         $11            $11
        Net loss                              142          11            153


POTENTIAL EXCHANGE

On March 24, 1998, the Company entered into a non-binding letter of intent with AT&T related to certain transactions, including the potential acquisition of 1.9 million additional net incremental Pops. The arrangement has been modified to only include the exchange by Triton PCS License Company L.L.C. (License Company) of 512,000 Pops located in the Hagerstown, MD and Cumberland, MD BTAs for 517,000 Pops of AT&T located in certain counties in the Savannah, GA and Athens, GA BTAs, all of which are contiguous to the Companys existing service area. Due to the difference in value per Pop of the BTAs exchanged, consideration of approximately $9.7 million, all of which is expected to be represented by non-cash equity interests in Triton PCS Holdings, Company, Inc. (Holdings) will be issued to AT&T. The transaction is subject to execution of a definitive exchange agreement and closing conditions typical in transactions of theis nature. If the networks relating to the Savannah and Athens Pops have not been built,. However, the Company expects that the Pops will be included in the current build-out plan developed for the Companys existing footprint.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1998

Revenues for the three months ended March 31, 1999 were $11.5 million related primarily exclusively to services launched in eight markets during the first quarter 1999 and ongoing services provided in the Myrtle Beach area. At March 31, 1999, subscribers totaled 43,741, representing an incremental increase of 9,897 for the three-month period, resulting primarily from the service launches. Service revenues were $6.5 million. The average revenue per subscriber was $47.30, reflecting average minutes of use per subscriber of 186. At March 31, 1999, roaming revenues were $2.8 million, reflecting total roaming minutes of use of approximately 7.3 million, generated primarily from the newly launched markets.

Costs of services includes the cost of interconnection, cell site costs, roaming validation, toll costs, and supplementary services. Costs of services were $6.6 million for the three months ended March 31, 1999, resulting primarily exclusively from the eight market launches and existing operations in Myrtle Beach.

Equipment margins were a loss of $1.4 million for the three months ended March 31, 1999. The Company expects to continue subsidizing the cost of handsets to consumers for the foreseeable future.

Selling and marketing costs were $7.6 million for the three months ended March 31, 1999. The costs were incurred primarily exclusively due to advertising and promotional activities related to the launch of eight markets in the first quarter and the establishment of the Companys distribution channels.

General and administrative expenses were $7.8 million for the three months ended March 31, 1999, an increase of $5.1 million over the same period in 1998, primarily as a result of increased employee headcount, and costs associated with the Companys corporate and regional administrative offices, and costs associated with commencement of operations in two regional call centers.

For the three months ended March 31, 1999, non-cash compensation was $0.4 million, as compared to $11,000 for the same period in 1998. This amount related to the issuances of common stock of Holdings to employees. The compensation is recognized over five years of the stock vests.

For the three months ended March 31, 1999, depreciation and amortization expense was $5.5 million. This amount relates primarily exclusively to depreciation on network equipment and the amortization of licenses put into service during the first quarter related to the market launches and amortization attributable to certain agreements acquired in the AT&T transaction.

For the three months ended March 31, 1999, interest expense was $10.0 million, net of capitalized interest of $3.0 million, an increase of $9.2 million over the same period in 1998. The increase is attributable to increased borrowings of $472.5 million as compared to $75.0 million in the same period in 1998. The Companys weighted average interest rate was 10.07%.

For the three months ended March 31, 1999, interest income was $1.1 million, as compared to $0.5 million for the same period in 1998. This amount relates primarily to interest income on the Companys cash and cash equivalents. The average available cash balance for the three months ended March 31, 1999 was $104.1 million, as compared to the $101.0 million for the same period in 1998. The available cash balance is due primarily from cash generated throughout the last 12 months from net proceeds of $291.0 million from the issuance of subordinated debt, borrowings of $150.0 million under the Companys bank credit facility, and $119.7 million of capital contributions, offset by capital expenditures related to the network build-out.

For the three months ended March 31, 1999, the net loss was $28.9 million as compared to $0.2 million for the same period in 1998.
The net loss increased $28.7 million, resulting primarily from the items discussed above.

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

Liquidity

The build-out of the Companys PCS network and the marketing of the Companys PCS services will require substantial capital. As it completes its build-out, the Company will be highly leveraged. The Company currently estimates that its capital requirements (including capital expenditures, working capital, debt service requirements and anticipated operating losses) for the period from inception through year-end 2002 (assuming substantial completion of the Companys network build-out to cover 80% of the Pops in the its licensed area by such time) will total approximately $743.3 million. Actual amounts of the funds required may vary materially from these estimates.

As part of the Companys network build-out, the Company expects to spend $272.0 million in 1999 related to the completion of the build-out of its initial coverage area and its continued build-out of the Companys licensed area toward coverage of 80% which is expected in by year-end 2002. The build-out of the initial coverage area included the installation of two switches and the lease or acquisition of approximately 1,200 cell sites, as well as spectrum clearing costs, retail store fitout, and administrative systems. The preceding capital forecasts exclude internal engineering and capitalized interest costs.

The cash equity investors and certain management stockholders have severally made irrevocable commitments to contribute $140 million in cash to the Company Holdings through February
2001 in exchange for 1.4 million shares of Holdings Series C Preferred Stock. Holdings, in turn, has contributed and will contribute all cash received on account thereof to the Company. The cash equity investors and certain management stockholders, have contributed $80 million on account of these commitments and are obligated to contribute the balance as follows: $35 million on February 4, 2000 and $25 million on February 4, 2001. In addition, the Company Holdings has received additional equity contributions of $35.0 million and $16.5 million from Holdings the cash equity investors (who contributed such amounts to the Company) related to the Myrtle Beach and Norfolk acquisitions, respectively.

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

On May 7, 1998, the Company completed an offering of $512 million aggregate principal amount at maturity of 11% senior subordinated discount notes due 2008, pursuant to Rule 144A of the Securities Act of 1933, as amended. The proceeds of the offering (after deducting an initial purchasers discount of $9 million) wasere $291 million. The Company has used or intends to use the net proceeds from the offering, together with the capital contributions and borrowings under the credit facility, to fund:
(i) capital expenditures, including the build-out of its PCS network; (ii) the acquisition of the Myrtle Beach system; (iii) the Norfolk acquisition; (iv) working capital as required; (v) operating losses; (vi) general corporate purposes; and (vii) potential acquisitions.

The Company believes that the proceeds from the notes, together with the availability under the credit facility and the committed equity contributions, provide the Company with funds sufficient to complete the build-out of the Companys planned network within the licensed area.

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

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. The failure of the Company to successfully resolve such issues could result in a disruption of the Companys service and operations, which wcould have a material adverse effect on the Company.

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

REGULATORY UPDATE

On January 25, 1999, the United States Supreme Court reversed the United States Court of Appeals for the Eighth Circuits decisions regarding the FCCs jurisdiction over interconnection provisions of the Telecommunications Act. The Court upheld the FCCs exercise of jurisdiction over local interconnection matters and on all other respects material to the Companys operations.

On February 8, 1999, the FCC extended the deadline for CMRS providers to comply with telephone number portability rules to November 24, 2002, subject to any later determination that an earlier phase-in of number portability is necessary to conserve telephone numbers.

On April 15, 1999, the FCC completed its re-auction of 347 C, E, and F block broadband PCS licenses, including licenses for markets in the Companys Licensed Area, and applications for these licenses are pending.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on  Form 8-K

      (a)  Exhibits

          4.1 First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998.

          10.1 Fourth Amendment, dated as of March 29, 1999, to Credit Agreement, dated as of February 3, 1998

          27   Financial Data Schedule

      (b)  Reports on Form 8-K

         None

                              SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration
Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Malvern, State of Pennsylvania on November 12, 1999.

                        Triton PCS, Inc.

                          By:     /s/ Michael Kalogris
                          --------------------------------------------
                            Sole Director and Chief Executive Officer

                         Triton Management Company, Inc.

                           By:     /s/ Michael Kalogris
                           ------------------------------------------
                             Sole Director and Chief Executive Officer

                         Triton PCS Holdings Company L.L.C.

                           By:Triton Management Company, Inc.,its manager

                           By:     /s/ Michael Kalogris
                           ------------------------------------------
                             Sole Director and Chief Executive Officer

                          Triton PCS Property Company L.L.C.

                            By:Triton Management Company, Inc., its manager

                            By:     /s/ Michael Kalogris
                            ------------------------------------------
                              Sole Director and Chief Executive Officer

                          Triton PCS Equipment Company L.L.C.

                            By:Triton Management Company, Inc., its manager

                            BY:     /s/ Michael Kalogris
                            ------------------------------------------
                              Sole Director and Chief Executive Officer

                          Triton PCS Operating Company L.L.C.

                            By:Triton Management Company, Inc., its manager

                            By:     /s/ Michael Kalogris
                            ------------------------------------------
                              Sole Director and Chief Executive Officer

                          Triton PCS License Company L.L.C

                            By:Triton Management Company, Inc., its manager

                            By:     /s/ Michael Kalogris
                            ------------------------------------------
                              Sole Director and Chief Executive Officer

                            By:     /s/ David Clark
                            ------------------------------------------
                               Senior Vice President, Chief Financial
                                    Officer, and Secretary