Form 10-Q/A
period 1999-06-30
TRITON PCS INC
filed 1999-11-15
CIK 1064735

Type:  10-Q/Q
Sequence:   1
Descritpion:   Form 10-Q/A


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

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
               TRITON PCS HOLDINGS COMPNAY L.L.C.
                 TRITON MANAGEMENT COMPANY,INC.
                      375 TECHNOLOGY DRIVE
                       MALVERN, PA  19355

                         (610) 651-5900


                      DELAWARE 23-2930873
                      DELAWARE 23-2941874
                      DELAWARE 23-2941874
                      DELAWARE 23-2941874
                      DELAWARE 23-2941874
                      DELAWARE 23-2941874
                      DELAWARE 23-2940271
(STATE OR OTHER JURISDICTIONS          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATIONS)  IDENTIFICATION NUMBERS)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  ____X____  No ______




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


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II  Other Information

Item 1.   Legal Proceedings

Item 6.   Exhibits and reports on From 8-K

          27 Financial Data Schedule


PART I.   Financial Information

Item I.   Financial Statements


                        TRITON PCS, INC.

                   CONSOLIDATED BALANCE SHEET
                             ($000s)
                                             December 31,     June 30,
                                                  1998         1999
                                                   (unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents                  $146,172     $9,250
     Marketable securities                        23,612     37,058
     Due from related party                          951      1,021
     Accounts receivable net of allowance
       for doubtful accounts of
       $1,071and $468 respectfully                 3,102     18,287
     Inventory                                     1,433      7,564
     Prepaid expenses and other
       current assets                              4,288      6,001
     Deferred income tax                              81         81
                                                --------   --------
Total current assets                             179,639     79,262

Property, plant, and equipment:
     Land                                            313        313
     Network infrastructure and equipment         34,147    198,045
     Office furniture and equipment               17,642     31,624
     Capital lease asset                           2,263      2,263
     Construction in progress                    145,667     71,836
                                                --------   --------
                                                 200,032    304,081
Less accumulated depreciation                     (1,079)   (10,375)
                                                --------   --------
Net property and equipment                       198,953    293,706

Intangible assets, net                           307,361    318,381
Deferred transaction costs                           906      1,124
Other long term assets                                 -      2,000
                                                --------   --------
Total assets                                    $686,859   $694,473
                                                ========   ========

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
     Accounts payable                            $25,256    $28,824
     Accrued payroll & related expenses            3,719      4,654
     Accrued expenses                              3,646      4,072
     Accrued interest                                545        779
     Capital lease obligation                        281        278
                                                --------   --------
Total current liabilities                         33,447     38,607

Long-term debt                                   463,648    481,650
Capital lease obligations                          2,041      1,924
Deferred income taxes                             11,744     11,744

Shareholder's Equity:
Common stock, $.01 par value, 1,000 shares
  authorized, 100 shares issued and outstanding        -          -
Additional paid-in capital                       217,050    274,528
Deferred compensation                             (4,370)   (13,302)
Unrealized gains on securities                         -        735
Accumulated deficit                              (36,701)  (101,413)
                                                --------   --------
Total shareholder's equity                       175,979    160,548
                                                --------   --------
Total liabilities & shareholder's equity        $686,859   $694,473
                                                ========   ========

  See accompanying notes to consolidated financial statements.


                        TRITON PCS, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            ($000s)

                                   Three Months             Six Months
                                      Ended                    Ended
                                     June 30,                 June 30,
                                 1998       1999          1998        1999
                             (unaudited) (unaudited)   (unaudited) (unaudited)
Revenues:
  Service revenues              $     -    $11,152     $      -   $17,662
  Roaming revenues                    -     10,148            -    12,953
  Equipment revenues                  -      5,402            -     7,627
                                -------   --------     --------   -------
  Total revenue                       -     26,702            -    38,242

Expenses:
  Cost of service                     -     11,938            -    18,525
  Cost of equipment                   -      9,212            -    12,816
  Selling and marketing               -     14,795            -    22,441
  General and administrative      2,498      8,263        5,153    16,072
  Non-cash compensation             295        526          306       936
  Depreciation and amortization   1,086     10,458        1,114    15,969
                                -------   --------     --------   -------
  Loss from operations            3,879     28,490        6,573    48,517

Interest expense, net of
   capitalized interest           9,566      8,847        9,872    18,847
Interest income                   2,739      1,398        2,739     2,474
Other income, net                     -        134            -       178
                                -------   --------      -------   -------
Loss before taxes                10,706     35,805       13,706    64,712

Tax benefit                       3,956          -        6,803         -
                                -------   --------      -------   -------
Net loss                          6,750     35,805        6,903    64,712

Unrealized gains on securities        -        735            -       735
                                -------   --------      -------   -------
Comprehensive loss               $6,750    $35,070       $6,903   $63,977
                                =======   ========      =======   =======

  See accompanying notes to consolidated financial statements.


                        TRITON PCS, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($000s)

                                                      Six Months Ended
                                                          June 31,
                                                      1998        1999
                                                  (unaudited)  (unaudited)
Cash flows from operating activities:
Net loss                                           $(6,903)     $(64,712)
Adjustments to reconcile net loss to cash
used in operating activities:
  Depreciation and amortization                      1,114        15,969
  Amortization of bond discount                        104           307
  Deferred income taxes                             (6,802)            -
  Accretion of interest                              5,876        17,694
  Non-cash compensation                                306           936

  Change in operating assets and liabilities:
  Accounts receivable                                    -       (15,185)
  Inventory                                              -        (6,131)
  Prepaid expenses and other current assets           (296)       (1,713)
  Other noncurrent assets                                -        (2,196)
  Accounts payable                                   2,400         3,568
  Accrued expenses                                       -         1,654
  Accrued interest                                   4,013           234
                                                 ---------     ---------
  Net cash used in operating activities               (188)      (49,575)

Cash flows from investing activities:
Capital expenditures                                (9,754)     (111,397)
Proceeds from maturity of short term investments         -         9,793
Purchase of marketable securites                         -       (22,504)
Myrtle Beach acquisition, net of cash acquired    (162,475)            -
                                                 ---------     ---------
     Net cash used in investing activities        (172,229)     (124,108)

Cash flows from financing activities:
Borrowings under credit facility                    75,000             -
Borrowings on subordinated debt                    291,000             -
Capital contributions from parent                   68,347        37,169
Payment of deferred transaction costs              (11,822)         (218)
Advances to related party, net                          38           (70)
Principal payments under capital
  lease obligations                                      -          (120)
                                                 ---------     ---------
     Net cash provided by financing activities     422,563        36,761
                                                 ---------     ---------
Net increase (decrease) in cash                    250,146      (136,922)

Cash and cash equivalents, beginning of period      11,362       146,172
                                                 ---------     ---------
Cash and cash equivalents, end of period          $261,508        $9,250
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

(2)  New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board
     (FASB) issued SFAS No. 137, Deferral of the Effective
     Date of FAS 133 which defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

(3)  Savannah/Athens Exchange

     One June 8, 1999, Triton completed an exchange of certain licenses with AT&T, transferring licenses to the Hagerstown, MD and Cumberland, MD Basic Trading Areas (BTAs) covering 512,000 potential customers in exchange for licenses to certain counties in the Savannah, GA and Athens, GA BTAs, which cover 517,000 potential customers. All acquired licenses are continguous to Triton's existing service area. In addition, consideration of approximately $10.4 million in Holdings preferred stock was issued to AT&T. The licensed areas in Savannah and Athens have not been built and are expected to be included in the current build-out plan developed for the Triton's existing footprint.

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

(6)  Financial Statement Adjustment

     The Companys consolidated financial statements as of and for the three and six month periods ended June 30, 1999 as originally presented have been adjusted to reflect deferred compensation related to the issuance of 32,175 shares of common stock of Holdings to employees. In January 1999, Holdings granted 2,685 shares of restricted common stock to an employee and deferred compensation of $243,000 was recorded in connection with the adjustment. In March 1999, $139,000 of deferred compensation was forfeited by a terminated employee. On June 8, 1999, Holdings issued 3,702 shares to certain employees as anti-dilutive protection related to the capital contributions received by Holdings in connection with the license exchange and acquisition transaction resulting in the recording of deferred compensation of $1,225,000 in conjunction with the adjustment. On June 30, 1999, Holdings granted 25,788 shares of restricted common stock to certain employees resulting in the recording of deferred compensation of $8,539,000 in conjunctin with the adjustment.
     Deferred compensation will amortize into income over five years, and $526,000 and $936,000 was amortized into income for the three and six month periods ended June 30, 1999 respectively. The following is a reconciliation of the adjusted amounts:

                                        As originally
                                          Presented   Adjustment   As Adjusted
                                                         ($000s)

     Balance Sheet at June 30, 1999:
         Additional paid in capital        $259,425     $15,103     $274,528
         Accumulated deficit                 99,366       2,047      101,413
         Deferred compensation                  255      13,047       13,302

     Statement of Operations:
       Three months ended June 30, 1999
         Non-cash compensation                   $9        $517         $526
         Net loss                            35,289         517       35,805
         Comprehensive loss                  34,554         517       35,070

     Three months ended June 30, 1998
         Non-cash compensation                    -         295          295
         Net loss                             6,455         295        6,750

     Six months ended June 30, 1999
         Non-cash compensation                    9         927          936
         Net loss                            63,785         927       64,712
         Comprehensive loss                  63,050         927       63,977

     Six months ended June 30, 1998
         Non-cash compensation                    -         306          306
         Net loss                             6,597         306        6,903


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

OVERVIEW

The Company was established by Michael Kalogris, Steven Skinner and other former executives of Horizon Cellular Group, along with AT&T and various equity investors. In February 1998, the Company entered into a joint venture with AT&T, whereby the Company is positioned as the exclusive provider of wireless mobility services under the AT&T consumer brand name in certain areas of the southeastern United States. The Company is also party to agreements with AT&T that allow the Company to benefit from AT&T's nationwide wireless footprint and promotional and marketing efforts and provide the Company with favorable roaming and long distance rates for services on AT&T's wireless and long distance networks.

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

FINANCIAL STATEMENT ADJUSTMENT

The Companys consolidated financial statements as of and for the three and six month periods ended June 30, 1999 as originally presented have been adjusted to reflect deferred compensation related to the issuance of 32,175 shares of common stock of Holdings to employees. In January 1999, Holdings granted 2,685 shares of restricted common stock to an employee and deferred compensation of $243,000 was recorded in connection with the adjustment. In March 1999, $139,000 of deferred compensation was forfeited by a terminated employee.On June 8, 1999, Holdings issued 3,702 shares to certain employees as anti-dilutive protection related to the capital contributions received by Holdings in connection with the license exchange and acquisition transaction resulting in the recording of deferred compensation of $1,225,000 in conjunction with the adjustment. On June 30, 1999, Holdings granted 25,788 shares of restricted common stock to certain employees resulting in the recording of deferred compensation of $8,539,000 in conjunction with the adjustment. Deferred compensation will amortize into income over five years, and $526,000 and $936,000 was amortized into income for the three and six month periods ended June 30, 1999 respectively. The following is a reconciliation of the adjusted amounts:

                                        As originally
                                          Presented   Adjustment   As Adjusted
                                                        ($000s)

     Balance Sheet at June 30, 1999:
         Additional paid in capital       $259,425     $15,103      $274,528
         Accumulated deficit                99,366       2,047       101,413
         Deferred compensation                 255      13,047        13,302

     Statement of Operations:
       Three months ended June 30, 1999
         Non-cash compensation                  $9       $517          $526
         Net loss                           35,289        517        35,805
         Comprehensive loss                 34,554        517        35,070

       Three months ended June 30, 1998
         Non-cash compensation                   -        295           295
         Net loss                            6,455        295         6,750

       Six months ended June 30, 1999
         Non-cash compensation                   9        927           936
         Net loss                           63,785        927        64,712
         Comprehensive loss                 63,050        927        63,977

      Six months ended June 30, 1998
        Non-cash compensation                    -        306           306
        Net loss                             6,597        306         6,903

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1998

Customer Analysis

The Company's number of customers increased to 78,364 at June 30, 1999. For the three months ended June 30, 1999, the Company added 34,586 customers, primarily related to the launch of seven markets including the Richmond and Roanoke, Virginia BTAs, marking the completion of the Company's initial build-out.

Service and Roaming Revenues

Service revenues were $11.2 million for the three months ended
June 30, 1999, which reflects the growth in our launched markets.
Roaming revenues were $10.1 million, generated primarily in our launched markets.

Cost of Service

Cost of services includes the cost of interconnection, cell site costs, roaming costs, toll costs, and supplementary services. Costs of services were $11.9 million for the three months ended June 30, 1999 resulting primarily from services provided in our launched markets.

Cost to Acquire New Customers

Cost to acquire new customers includes equipment margins, selling and marketing costs, and non-recurring launch related activities. Equipment margins were a negative 71% on equipment revenues of $5.4 million for the three months ended June 30, 1999. The Company expects to continue subsidizing the cost of handsets to consumers for the foreseeable future. Selling and marketing costs were $14.8 million for the three months ended June 30, 1999, which includes advertising and promotion related to the launches of the seven new markets.

General & Administrative Expenses

General and administrative expenses were $8.3 million for the three months ended June 30, 1999, an increase of $5.8 million over the same period in 1998. The increase was primarily a result of increased personnel and office expenses associated with the Company's corporate and regional headquarters, establishment and operations of the Company's two customer care centers, costs of operating the Company's internal information technology and telecommunications infrastructure, and expenses related to consultants and outside services in establishing the Company's operations.

Non-cash compensation

Non-cash compensation was $0.5 and $0.3 million for the three months ended June 30, 1999 and 1998. The increase of $0.2 million over the same period in 1998 was attributable to an increase in the vesting of restriced shares as compared to the same period in 1998 and the issuance of additional shares to certain management employees.

Depreciation & Amortization Expenses

For the three months ended June 30, 1999, depreciation and amortization expense was $10.5 million. This amount relates primarily to depreciation on equipment and the amortization of licenses in service during the second quarter, including the depreciation of equipment put into service in the seven markets launched during the second quarter.

Interest Expense & Income

For the three months ended June 30, 1999, interest expense was $8.8 million, net of capitalized interest of $4.3 million, a decrease of $0.7 million or 8% over the same period in 1998. The decrease is attributable to an increase in capitalized interest of $4.1 million due to higher capital expenditures, offset by an increase in interest expense of $3.4 million as compared to the same period in 1998. The Company had borrowings of $481.7 million as of June 30, 1999, with a weighted average interest rate of 10.02%.

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

Net Income

For the three months ended June 30, 1999, the net loss was $35.8 million as compared to $6.8 million for the same period in 1998.
The net loss increased $29.0 million, resulting primarily from the items discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1998

Customer Analysis

The Company's number of customers increased to 78,364 at June 30, 1999. For the six months ended June 30, 1999, the Company added 44,520 customers, primarily related to the launch of 14 markets included in the completion of the Company's initial build-out.

Service and Roaming Revenues

Service revenues were $17.7 million for the six months ended June
30, 1999, which reflects growth in our 14 launched markets during 1999. Roaming revenues were $13.0 million, generated primarily from the launched markets.

Cost of Service

Costs of services includes the cost of interconnection, cell site costs, roaming validation, toll costs, and supplementary services. Costs of services were $18.5 million for the six months ended June 30, 1999, resulting primarily from the 14 market launches, marking the completion of the Company's initial build-out.

Cost to Acquire New Customers

Costs to acquire new customers includes equipment margins, selling and marketing costs, and non-recurring launch related activities. Equipment margins were a negative 68% on equipment revenues of $7.6 million for the six months ended June 30, 1999. The Company expects to continue subsidizing the cost of handsets to consumers for the foreseeable future. Selling and marketing costs were $22.4 million for the six months ended June 30, 1999, which includes advertising and promotion related to the launches of the 14 launched markets.

General & Administrative Expenses

General and administrative expenses were $16.1 million for the six months ended June 30, 1999, an increase of $10.9 million over the same period in 1998. The increase was primarily a result of increased personnel and office expenses associated with the Company's corporate and regional headquarters, establishment and operations of the Company's two customer care centers, costs of operating the Company's internal information technology and telecommunications infrastructure, and expenses related to consultants and outside services in establishing the Company's operations.

Non-cash compensation

Non-cash compensation was $0.9 and $0.3 million for the six months ended June 30, 1999 and 1998. The increase of $0.6 million over the same period in 1998 was attributable to an increase in the vesting of restricted shares as compared to the same period in 1998 and the issuance of additional shares to certain management employees.

Depreciation & Amortization Expense

For the six months ended June 30, 1999, depreciation and amortization expense was $16.0 million. This amount relates primarily to depreciation on equipment and the amortization of licenses put into service related to the Company's initial build-out and amortization attributable to certain agreements acquired in the AT&T transaction.

Interest Expense & Income

For the six months ended June 30, 1999, interest expense was $18.8 million, net of capitalized interest of $7.2 million, an increase of $10.0 million over the same period in 1998. The increase is attributable to increased borrowings of $109.9 million as compared to the same period in 1998. The Company had borrowings of $481.7 million as of June 30, 1999, with a weighted average interest rate of 10.06%.

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

Net Income

For the six months ended June 30, 1999, the net loss was $64.7 million as compared to $6.9 million for the same period in 1998.
The net loss increased $57.8 million, resulting primarily from the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $9.3 million in cash and cash equivalents, as compared to $146.2 million in cash and cash equivalents at December 31, 1998. Net working capital was $40.7 million at June 30, 1999 and $146.2 million at December 31, 1998.

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

LIQUIDITY
The build-out of the Company's PCS network and the marketing of the Company's PCS services will require substantial capital. As it completes its build-out, the Company will be highly leveraged. As part of the Company's network build-out, the Company expects to spend approximately $300.0 million in 1999 related to the completion of the build-out of its initial coverage area and its continued build out of the Company's Licensed Area. The build-out of the initial coverage area and the continued buildout included the installation of two switches and the lease or acquisition of approximately 1,200 cell sites, as well as spectrum clearing costs, retail store fitout, and administrative systems. The preceding capital forecasts exclude internal engineering and capitalized interest costs.

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

Initial assessments of our information technology have shown that our network hardware, software and firmware was procured and deployed at a compliant version level. Some previously deployed information technology hardware in the Myrtle Beach markets is non-compliant. However, these non-compliant applications are currently in the process of being upgraded, and given the nature of the Company's operations, potential failures of these applications are not expected to have a material adverse effect on the Company.

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

      (a) A current report on Form 8-K dated June 23, 1999 was filed by the Company with respect to the June 8, 1999 agreement with AT&T to exchange licenses to the Hagerstown, MD and Cumberland, MD BTAs covering 512,000 potential customers for licenses to certain counties in Savannah, GA and Athens, GA covering 517,000 potential customers. In addition, consideration of approximately $10.4 million in preferred stock of Triton PCS Holdings, Triton PCS, Inc.s parent, was issued to AT&T.

      (b)  27 Financial Data Schedule


                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereto duly authorized.



                              TRITON PCS, INC.
                              (Registrant)


                              By: /S/   Michael E. Kalogris
                              ---------------------------------
                                   Michael E. Kalogris CEO



                              By: /S/   David D. Clark
                              ---------------------------------
                                    David D. Clark
                                    Senior Vice President & CFO