Form 10-Q
period 1999-09-30
TRITON PCS INC
filed 1999-11-15
CIK 1064735

Type:  10Q
Sequence:   1
Descritpion:   Form 10Q


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           Form  10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
     SEPTEMBER 30, 1999.

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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ____X___  No ______


                        TRITON PCS, INC.

                      THIRD QUARTER REPORT

                        Table of Contents


PART I  Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets at September 30, 1999
     (unaudited) and December 31, 1998

     Consolidated Statements of Operations and Comprehensive Loss
     (unaudited) for the three and nine months ended September
     30, 1999 and 1998

     Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1999 and 1998

     Notes to the Consolidated Financial Statements (unaudited)



Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations



PART II  Other Information

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits
            Exhibit 27 Financial Data Schedule


PART I.   Financial Information
Item I.   Financial Statements

                        TRITON PCS, INC.

                   CONSOLIDATED BALANCE SHEETS
                             ($000s)
                                      December 31,  September 30,
                                         1998           1999
(unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents               $146,172  $  50,931
     Marketable securities                     23,612          -
     Due from related party                       951        751
     Accounts receivable, net of
       allowance for doubtful accounts
       of $1,071and $451, respectively          3,102     16,032
     Inventory                                  1,433      6,822
     Prepaid expenses and other current assets  4,369      7,004
                                             --------  ---------
Total current assets                          179,639     81,540

Property, plant, and equipment:
     Land                                         313        313
     Network infrastructure and equipment      34,147    201,226
     Office furniture and equipment            17,642     26,953
     Capital lease asset                        2,263      4,567
     Construction in progress                 145,667    113,852
                                             --------  ---------
                                              200,032    346,911
Less accumulated depreciation                  (1,079)   (17,486)
                                             --------  ---------
Net property and equipment                    198,953    329,425

Intangible assets, net                        307,361    318,370
Deferred transaction costs                        906        430
Other long term assets                              -      2,944
                                             --------  ---------
Total assets                                 $686,859   $732,709
                                             ========  =========

LIABILITIES AND SHAREHOLDERS EQUITY:
Current liabilities:
     Accounts payable                         $25,256    $28,071
     Accrued payroll & related expenses         3,719      9,072
     Accrued expenses                           3,646     10,842
     Accrued interest                             545        638
     Capital lease obligation                     281        838
     Deferred gain on sale                          -      1,190
                                             --------  ---------
Total current liabilities                      33,447     50,651

Long-term debt                                463,648    500,975
Capital lease obligation                        2,041      3,417
Deferred gain on sale                               -     30,940
Deferred income taxes                           11,744    11,744

Shareholders Equity:
Common stock, $.01 par value,
  1,000 shares authorized, 100 shares
  issued and outstanding                           -           -
Additional paid-in capital                    217,050    280,786
Deferred compensation                          (4,370)   (17,836)
Accumulated deficit                           (36,701)  (127,968)
                                             --------  ---------
Total shareholders equity                     175,979    134,982
                                             --------  ---------
Total liabilities & shareholders equity      $686,859   $732,709
                                             ========  =========


  See accompanying notes to consolidated financial statements.

                        TRITON PCS, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             ($000s)

                                    Three Months          Nine Months
                                        Ended                Ended
                                    September 30,        September 30,
                                1998          1999      1998       1999
                           (unaudited) (unaudited)  (unaudited) (unaudited)
Revenues:
  Service revenues            $ 5,656    $19,887       $5,656   $37,516
  Roaming revenues              2,718     14,226        2,718    27,210
  Equipment revenues              431      9,000          431    16,629
                             --------   --------      -------  --------
  Total revenue                 8,805     43,113        8,805    81,355

Expenses:
  Cost of service               2,487     19,749        3,167    38,202
  Cost of equipment               770     14,677          770    27,494
  Selling and marketing           665     17,237          793    38,376
  General and administrative    5,011     11,119        9,385    28,558
  Non-cash compensation            33      1,390          339     2,325
  Depreciation and
      amortization              2,977     11,278        4,326    27,247
                             --------   --------      -------  --------
  Loss from operations          3,138     32,337        9,975    80,847

Interest and other expense,
   net of capitalized
   interest                    11,723      7,388       21,594    26,242
Interest and other income       4,147      1,488        6,886     4,140
Gain on sale of
   property and equipment           -     11,682            -    11,682
                             --------   --------     --------  --------
Loss before taxes              10,714     26,555       24,683    91,267

Income tax benefit              4,059          -       10,861         -
                             --------   --------     --------  --------
Net loss and comprehensive
     loss                      $6,655    $26,555      $13,822   $91,267
                             ========   ========     ========  ========


  See accompanying notes to consolidated financial statements.


                        TRITON PCS, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($000s)

                                                        Nine Months
                                                           Ended
                                                        September 30,
                                                       1998      1999
                                                  (unaudited) (unaudited)
Cash flows from operating activities:
Net loss                                           $(13,822)   $(91,267)

Adjustments to reconcile net loss to cash
used in operating activities:
     Depreciation and amortization                    4,326      27,248
     Deferred income taxes                          (10,861)          -
     Accretion of interest                           14,603      27,808
     Gain on sale of marketable securities                -      (1,004)
     Gain on sale of property and equipment               -     (11,682)
     Non-cash compensation                              339       2,325

     Change in operating assets and liabilities:
     Accounts receivable                             (1,716)    (12,930)
     Inventory                                          (54)     (5,389)
     Prepaid expenses and other current assets         (531)     (2,291)
     Other long term assets                               -      (3,158)
     Accounts payable                                 2,659     (12,245)
     Accrued payroll and liabilities                  2,387      11,983
     Accrued interest                                 2,543          93
                                                   --------    --------
     Net cash used in operating activities             (177)    (70,509)

Cash flows from investing activities:
Capital expenditures                                (33,245)  (162,661)
Proceeds from sale of property and
  equipment, net                                          -     69,712
Proceeds from maturity of short
  term investments                                        -     47,855
Purchase of marketable securites                          -    (23,239)
Myrtle Beach acquisition, net of
  cash acquired                                    (163,853)         -
                                                   --------    -------
     Net cash used in investing activities         (197,098)   (68,333)

Cash flows from financing activities:
Borrowings under credit facility                    150,000     10,000
Borrowings on subordinated debt                     291,000          -
Capital contributions from parent                    68,347     37,513
Payment of deferred transaction costs               (11,822)    (3,826)
Advances to related party, net                         (123)       200
Principal payments under capital
   lease obligations                                    (18)     (286)
                                                   --------    -------
Net cash provided by financing activities           497,384     43,601
                                                   --------    -------
Net increase (decrease) in cash                     300,109    (95,241)

Cash and cash equivalents, beginning of period       11,362    146,172
                                                   --------    -------
Cash and cash equivalents, end of period           $311,471    $50,931
                                                   ========    =======


  See accompanying notes to consolidated financial statements.



                         TRITON PCS, INC

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                           (unaudited)



(1)  Basis of Presentation

     The accompanying consolidated financial statements are
     unaudited and have been prepared by management.   In the
     opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. (Triton or the Company). The results of operations for the three and nine months ended September 30, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. The financial information presented herein should be read in conjunction with the combined financial statements for the year ended December 31, 1998 which include information and disclosures not included herein.

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

(3)  Capital Contributions

     On February 4, 1998, pursuant to the Securities Purchase Agreement, Holdings issued $140.0 million of equity to certain institutional investors and management stockholders in exchange for irrevocable capital commitments and contributions aggregating $140.0 million, $80.0 million of which has been contributed to date. The $60.0 million balance of the unfunded commitments are expected to be contributed by November 30, 1999.

     The Securities Purchase Agreement provides that the initial cash contributions and the unfunded commitments be made to Holdings. Holdings has directed that all cash contributions subsequent to the initial cash contributions be made directly to the Company.

(4)  Stock Compensation

     On August 9, 1999 Holdings granted, through the trust, 356,500 shares of restricted common stock to certain management employees. These shares are subject to vesting provisions. Deferred compensation of approximately $5.1 million was recorded based on the estimated fair value at the date of issuance.

     In September 1999, Holdings sold to certain directors and an officer, subject to stock purchase agreements, an aggregate of 3,400 shares of Holdings Series C preferred stock for a purchase price of $100.00 per share. Compensation expense of $0.8 million was recorded based on the excess of the estimated fair value at the date of issuance over amounts paid.

(5)  Credit Facility

     On February 3, 1998, the Company entered into a bank credit facility for an aggregate amount of $425.0 million of borrowings. On September 22, 1999 the Company entered into an amendment to the bank credit facility under which the credit available was increased to $600.0 million. This credit facility provides for (i) a $175 million, eight and one-half year Tranche A term loan, (ii) a $150 million, nine and one-quarter year Tranche B term loan (iii) a $175 million, eight and one-half year Tranche C term and (iv) a $100 million, eight and one-half year revolving credit facility. The commitment to make revolving credit loans is reduced automatically beginning on August 3, 2004 and the term loans must be repaid beginning on February 3, 2002. In addition, the credit facility requires the Company to make mandatory prepayments of outstanding borrowings under the credit facility commencing with the fiscal year ending December 31, 2001 based on a percentage of excess cash flow, and contains customary financial and other covenants. To date, $150 million of the Tranche B term loans have been drawn by the Company, which are expected to fund the Companys future operations. In addition, $10.0 million of the revolving credit facility were drawn by the Company in September to temporarily fund the Companys operations. Borrowings under the facilities are secured by a first priority pledge of all assets of the Company, including the capital stock of the Company and its subsidiary that holds the PCS licenses.

(6)  Sale of Fixed Assets and Sale Leaseback

     On September 22, 1999, Triton PCS, Inc. sold and transferred to American Tower Inc., a subsidiary of American Tower Company (ATC), 187 of its towers, related assets and certain liabilities. The purchase price was $71.1 million, reflecting a price of $380,000 per site. Triton PCS, Inc. has agreed to contract with ATC for additional 100 build-to-suit towers in addition to its current contracted 125 build-to-suit towers, and to extend its current agreement for turnkey services for co-location sites through 2001. In addition, Triton PCS, Inc. expects to receive an additional $1.52 million upon the construction and sale to ATC of four additional tower facilities. An affiliate of an investor has acted as the Companys financial advisor in connection with the sale of the Companys personal communication tower.

     The Company has also enter into a master lease agreement with ATC, in which the Company has agreed to pay ATC monthly rent for the continued use of the space that the Company occupied on the towers prior to the sale. The initial term of the lease is for 12 years and the monthly rental amount is subject to certain escalation clauses over the life of the lease and related options. Annual payments under the operating lease are $2.7 million.

     The carrying value of towers sold was $25.7 million. After $1.6 million of selling costs, the gain on the sale of the towers is approximately $43.8 million, of which $11.7 million was recognized immediately, and $32.1 million was deferred and will be recognized over operating leases term.

(7)  Subsequent Events

     On October 28, 1999 the Holdings completed an initial public offering and raised approximately $192.5 million, net of $14.5 million costs. Holdings subsequently contributed all funds to the Company. The Company expects to use the proceeds for general corporate purposes, including capital expenditures in connection with the expansion of our personal communication services network, sales and marketing activities, and working capital.


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

OVERVIEW

The Company was incorporated in October 1997. In February 1998, the Company entered into a joint venture with AT&T whereby AT&T contributed personal communications services licenses covering 20 MHz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, AT&T became the largest equity holder, and the Company was granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T in the licensed markets.

On June 30, 1998, the Company acquired an existing cellular system serving Myrtle Beach, South Carolina and the surrounding area from Vanguard Cellular Systems of South Carolina, Inc. This transaction was accounted for as a purchase. In connection with this acquisition, the Company began commercial operations and earning recurring revenue in July 1998. The Company integrated the Myrtle Beach system into our personal communications services network as part of the Phase I network deployment. Substantially all of the Companys revenues prior to 1999 were generated by cellular services provided in Myrtle Beach. The results of operations do not include the Myrtle Beach system prior to our acquisition of that system.

The Company began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. The personal communications services network build-out is scheduled for three phases. The Company completed the first phase of our build-out in the first half of 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1998

Customer Analysis

The Companys number of customers increased to 129,616 at September 30, 1999. For the three months ended September 30,
1999, the Company added 51,252 customers, which was primarily related to 15 markets launched as part of Phase I network build-out.

Revenues

Service revenues were $19.9 million and $5.7 million for the three months ended September 30, 1999 and 1998, respectively. Equipment revenues were $9.0 million and $0.4 million, for the three months ended September 30, 1999 and 1998, respectively.
The $14.2 million increase in service revenues and $8.6 million in equipment revenues over the same period in 1998 were primarily related to launching 15 markets as part of Phase I network build-out. Roaming revenues were $14.2 million and $2.7 million for the three months ended September 30, 1999 and 1998, respectively. The $11.5 million increase over the same period in 1998 was due primarily from our launched markets.

Cost of Service and Equipment

Cost of service and equipment were $34.4 million and $3.3 million for three months ended September 30, 1999 and 1998, respectively. The increase of $31.1 over the same period in 1998 was primarily related to launching 15 markets as part of the Phase I network build-out.

Selling and Marketing Expenses

Selling and marketing costs were $17.2 million and $0.7 for three months ending September 30, 1999 and 1998, respectively. The increase of $16.5 million over the same period in 1998 was due to higher salary and benefits expenses for new sales and marketing staff and advertising and promotion associated with launching 15 markets as part of completing our Phase I network build-out.

General & Administrative Expenses

General and administrative expenses were $11.1 million and $5.0 for three months ended September 30, 1999 and 1998, respectively. The increase of $6.1 million over the same period in 1998 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with launching 15 markets.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $11.3 million and $3.0 for three months ended September 30, 1999 and 1998, respectively. The increase of $8.3 million over the same period in 1998 relates primarily to depreciation of our fixed assets, as well as the amortization on personal communications services licenses and the AT&T agreements upon the commercial launch of our Phase I markets.

Non-cash Compensation

Non-cash compensation was $1.4 million and $0.1 million for three months ended September 30, 1999 and 1998, respectively. This increase of $1.3 million over the same period in 1998 was attributable to an increase in the vesting of restricted shares as compared to the same period in 1998 and the issuance of additional shares to certain management employees and directors.

Interest Expense & Income

Interest expense was $7.4 million, net of capitalized interest of $5.7 million, for the three months ended September 30, 1999. Interest expense was $11.7 million, net of capitalized interest of $0.5 million, for the three months ended September 30, 1998. The decrease of $4.3 million over the same peiod in 1998 is attributable to an increase in capitalized interest of $5.2 million due to higher capital expenditures, offset by an increase in interest expense of $0.8 million. The Company capitalizes the interest expense on debt incurred to build out our network until the applicable asset is placed in service. The Company had borrowings of $501.0 million as of September 30, 1999, with a weighted average interest rate of 10.12%.

Interest income was $1.5 million and $4.1 million for the three months ended September 30, 1999 and 1998 respectively. The decrease of $2.6 million over the same period in 1998 was due primarily to lower cash balances.

Net Income

For the three months ended September 30, 1999, the net loss was $26.6 million as compared to $6.7 million for the same period in 1998. The increase of $19.9 million over the same period in 1998 resulted primarily from the items discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 1998

Customer Analysis

The Companys number of customers increased to 129,616 at September 30, 1999. For the nine months ended September 30, 1999, the Company added 95,772 customers, primarily related to the launch of 15 markets included in the completion of the Companys initial build-out.

Revenues

For nine months ended September 30, 1999 and 1998, service revenues were $37.5 million and $5.7 million, respectively. For nine months ended September 30, 1999 and 1998, equipment revenues were $16.6 million and $0.4 million, respectively. The $31.8 million increase in service revenues and $16.2 million increase for equipment revenues over the same period in 1998 were primarily the result of launching 15 markets as part of completing the Phase I network build-out. In addition, the Company generated no revenue for the six months ended June 30, 1998. Roaming revenues were $27.2 million and $2.7 million for the nine months ended September 30, 1999 and 1998, respectively. The increase of $24.5 million over the same period in 1998 was due primarily from our launched markets.

Cost of Service and Equipment

For nine months ended September 30, 1999 and 1998 cost of service and equipment were $65.7 million and $3.9 million, respectively. The increase of $61.8 million over the same period in 1998 was primarily related to launching 15 markets as part of the Phase I network build-out. In addition, there were not cost of service and equipment for the six months ended June 30, 1998.

Selling and Marketing Expenses

For nine months ending September 30, 1999 and 1998 selling and marketing costs were $39.4 million and $0.8 million, respectively. The increase of $38.6 million increase over the same period in 1998 was due to higher salary and benefits expenses for new sales and marketing staff and advertising and promotion associated with launching 15 markets as part of completing our Phase I network build-out

General & Administrative Expenses

General and administrative expenses were $27.5 million and $9.4 million for the nine months ended September 30, 1999 and 1998,
respectively.   The increase of $18.1 million over the same
period in 1998 was due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with the commercial launch of our first 15 markets during 1999.

Non-cash Compensation

Non-cash compensation was $2.3 million and $0.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase of $1.3 million over the same period in 1998 was attributable to an increase in the vesting of restricted shares as compared to the same period in 1998 and the issuance of additional shares to certain management employees and directors.

Depreciation & Amortization Expense

Depreciation and amortization expense was $27.2 million and $4.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase of $22.9 million over the same period in 1998 relates primarily to depreciation on equipment launched in our 15 markets and the amortization of licenses put into service related to the Companys initial build-out and amortization attributable to certain agreements acquired in the AT&T transaction.

Interest Expense & Income

For the nine months ended September 30, 1999, interest expense was $26.2 million, net of capitalized interest of $12.9 million. For the nine months ended September 30, 1998, interest expense was $21.6 million, net of capitalized interest of $0.8 million. The increase of $4.6 million over the same period in 1998 is primarily due to increased borrowings for the network build-out. The Company had borrowings of $501.0 million as of September 30, 1999, with a weighted average interest rate of 10.07%.

Interest income was $4.1 million and $6.9 million for nine months ended September 30, 1999 and 1998, respectively. The decrease of $2.8 million over the same period in 1998 was the result of the lower average available cash balance for the nine months ended September 30, 1999 was $78.5 million, as compared to the $136.4 million for the same period in 1998. The reduction in available cash was due primarily to capital expenditures related to the network build-out.

Net Income

For the nine months ended September 30, 1999, the net loss was $91.3 million as compared to $13.8 million for the same period in 1998. The net loss increased $77.5 million, resulting primarily from the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $50.9 million in cash and cash equivalents, as compared to $146.2 million in cash and cash equivalents at December 31, 1998. Net working capital was $30.1 million at September 30, 1999 and $146.2 million at December 31, 1998.

Net Cash Used in Operating Activities
The $70.5 million in cash used by operating activities arose primarily from an increase in sales, marketing and operating activities related to launching 14 new markets and the ongoing establishment of the regional organization structures.

Net Cash Used in Investing Activities
The $68.3 million in cash used by investing activities arose from the purchase of marketable securities of $23.2 million and capital expenditures related to the network build-out of $162.7 million offset by the proceeds from the sale of towers of $69.8 million and the proceeds from the sale of short term investments of $47.9 million.

Net Cash Provided by Financing Activities
The $43.6 million provided by financing activities arose from $37.5 million in capital contributions from Holdings and $10.0 million draw down of the revolving credit line offset by $3.8 million of deferred transaction costs.

LIQUIDITY

Since inception, the Companys activities have consisted principally of hiring a management team, raising capital, negotiating strategic business relationships, participating in personal communications services auctions, initiating research and development, conducting market research, developing our wireless services offering and network, and launching our wireless services in our Phase I markets. The Companys primary source of financing during this time has been from borrowings under our credit facility and the net proceeds from issuances of capital stock and senior subordinated discount notes.

The construction of the network and the marketing and distribution of wireless communications products and services has required, and will continue to require, substantial capital. These capital requirements include license acquisition costs, capital expenditures for network construction, operating cash flow losses and other working capital costs, debt service and closing fees and expenses. The Company has incurred significant amounts of debt to implement the business plan, and therefore the Company is highly leveraged. The Company estimates that our total capital requirements, assuming substantial completion of our network build-out, which will allow us to provide services to 100% of the potential customers in the licensed area, from the Companys inception until December 31, 2001 will be approximately $1.3 billion.

Costs associated with the network build-out include switches, base stations, towers and antennae, radio frequency engineering, cell site acquisition and construction and microwave relocation, and include $95.6 million of capital expenditures related to purchase commitments as part of the agreement with Ericsson. The actual funds required to build out our personal communications services network may vary materially from these estimates, and additional funds could be required in the event of significant departures from the current business plan, in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

The Company has funded, and expects to continue to fund, our capital requirements with:
  . the proceeds from equity investments by our shareholders and from additional irrevocable equity commitments by our shareholders;
  .  borrowings under our credit facility;
  . the proceeds from an offering of senior subordinated discount notes in 1998;
  . the proceeds from the sale of our towers; and . the proceeds from Holdings offering.

The Company believes that with the available credit facility borrowings, the equity investments that have been committed to us and proceeds from the tower sale will be sufficient to meet our projected capital requirements through the end of 2001. Although the Company estimates that these funds will be sufficient to build-out our network and to enable us to provide services to 100% of the customers in our licensed area, it is possible that additional funding will be necessary.

Equity Contributions

As part of the joint venture agreement with AT&T, AT&T transferred personal communications services licenses covering 20 MHz of authorized frequencies in exchange for 732,371 shares for Holdings Series A preferred stock and 366,131 shares of Holdings Series D preferred stock. The Series A preferred stock provides for cumulative dividends at an annual 10% rate on the $100 liquidation value per share plus unpaid dividends. These dividends accrue and are payable quarterly; however, Holdings may defer all cash payments due to the holders until June 30, 2008 and quarterly dividends are payable in cash thereafter. The Series A preferred stock is redeemable at the option of its holders beginning in 2018 and at our option, at its accreted value, on or after February 4, 2008. Holdings may not pay dividends on, or, subject to specified exceptions, repurchase shares of, common stock without the consent of the holders of the Series A preferred stock. The Series D preferred stock provides for dividends when, as and if declared by our board of directors and contains limitations on the payment of dividends on the common stock.

In connection with the consummation of the joint venture with AT&T, Holdings received unconditional and irrevocable equity commitments from institutional equity investors, as well as Michael Kalogris and Steven Skinner, in the aggregate amount of $140.0 million in return for the issuance of 1.4 million shares of Series C preferred stock. As of September 30, 1999, $80.0 million of these equity commitments had been funded. Holdings expectsWe expect that the remaining equity commitments will be funded by November 30, 1999. The Series C preferred stock provides for dividends when, as and if declared by our board of directors and contains limitation on the payment of dividends on common stock.

Holdings also received equity contributions from our stockholders in the aggregate amount of $35.0 million in return for the issuance of 350,000 shares of Series C preferred stock in order to fund a portion of our acquisition of an existing cellular system in Myrtle Beach, South Carolina. In addition, Holdings received equity contributions from stockholders in the aggregate amount of approximately $30.1 million in return for the issuance of 165,187 shares of Series C preferred stock and 134,813 shares of Series D preferred stock in order to fund a portion of our Norfolk license acquisition.

On June 8, 1999, the Company completed an exchange of licenses with AT&T. We transferred licenses covering the Hagerstown and Cumberland, Maryland areas and received licenses covering the Savannah and Athens, Georgia areas. Holdings issued to AT&T 53,882 shares of our Series A preferred stock and 42,739 shares of Series D preferred stock in connection with this exchange.

Credit Facility

On February 3, 1998, the Company entered into a loan agreement that provided for a senior secured bank facility with a group of lenders for an aggregate amount of $425.0 million of borrowings. On September 22, 1999, the Company entered into an amendment to that loan agreement under which the amount of credit available to us was increased to $600.0 million. The bank facility provides for:

  . a $175.0 million senior secured Tranche A term loan maturing on August 4, 2006;

  . a $150.0 million senior secured Tranche B term loan maturing on May 4, 2007;

  . a $175.0 million senior secured Tranche C term loan maturing on August 4, 2006; and

  . a $100.0 million senior secured revolving credit facility maturing on August 4, 2006.

The terms of the bank facility will permit the Company, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $600.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Borrowings under these facilities are subject to customary conditions, including the absence of material adverse changes.

The Company must begin to repay the term loans in quarterly installments, beginning on February 4, 2002, and the commitments to make loans under the revolving credit facility are automatically and permanently reduced beginning on August 4, 2004. In addition, the credit facility requires the Company to make mandatory prepayments of outstanding borrowings under the credit facility, commencing with the fiscal year ending December 31, 2001, based on a percentage of excess cash flow and contains financial and other covenants customary for facilities of this type, including limitations on investments and on our ability to incur debt and pay dividends. As of September 30, 1999, the Company had drawn $150.0 million under the Tranche B term loan and $10.0 million under the revolving credit facility.

After giving effect to the amendment, the Company had an additional $440.0 million available under our credit facility as of September 30, 1999.

Tower Sale

On September 22, 1999 the Company sold 187 towers to American Tower. The net proceeds from the sale were $69.7 million at the closing, and we expect to receive an additional $1.5 million upon our construction and sale to American Tower of four additional tower facilities.
At the closing of the transaction, the parties entered into certain other agreements, including:

  . a master license and sublease agreement providing for our lease of the tower facilities from American Tower;

  . an amendment to an existing build-to-suit agreement between the Company and American Tower providing for American Towers construction of 100 additional tower sites that we will then lease from American Tower; and

  . an amendment to an existing site acquisition agreement expanding the agreement to provide for American Tower to perform site acquisition services for 70% of the tower sites we develop through December 31, 2000.


The estimates that capital expenditures will total approximately
$300.0 million for the year ended December 31, 1999, and we have incurred $162.7 million of capital expenditures in the six months ended September 30, 1999.

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

YEAR 2000 DISCLOSURE

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations and a temporary inability to process transactions, send invoices or engage in normal business activities.

Currently, the Company is actively taking measures to eliminate or mitigate the impact of any issues associated with the year 2000. To that end, the Company has established a project team with senior management sponsorship to provide centralized coordination for our year 2000 related activities. The Companys program is divided into five major phases which we implemented concurrently.

Awareness Phase. In the awareness phase the Company established the guidelines for the year 2000 project and communicated this information to the appropriate parties. The Company has completed this phase.

Assessment Phase. In the assessment phase of the program the Company defined the scope and level of effort for our project by conducting an inventory of potentially date and time sensitive applications. Upon completion of the Inventory, the Company determined the compliance status and the actions that will be required to bring non-conforming items into a conforming status. Through this assessment and surveying process, the Company identifying those remediation efforts necessary to ensure that our systems and applications will continue to operate without interruption prior to, during and after the year 2000. The Company expects to complete the assessment phase fully by November 1, 1999 and have completed the assessment for all our mission critical systems and components. However, the Company cannot assure that the information provided to us by our vendors, suppliers and third-party providers, upon whom we rely for our services, is accurate. As such, the Company cannot guarantee that inaccurate information provided to us could not have a material adverse effect upon our business.

The project team has substantially completed the inventory phase and has made significant progress on completing the assessment phase. The Company procured the majority of the software, hardware and firmware deployed as part of our start-up operation at the latest revision levels and the Company believes to be year 2000 capable, but our process requires a reverification of the year 2000 readiness capabilities of our vendors, suppliers and third party providers.

To date, the Companys assessments have shown that our main switching and transmission is capable of correctly recognizing and processing date sensitive information. This capability was further demonstrated through inter-operability testing conducted by the Cellular telecommunications Industry Association. In addition to revealing the year 2000 readiness of the wireless operational infrastructure, initial assessments of support system providers have revealed some products and applications that are not currently year 2000 compatible. In all the instances the Company has identified to date, the suppliers of those products or applications have asserted that their products will be compliant in the third quarter of 1999.

Remediation Phase. The remediation phase of the program encompasses the upgrade, modification or replacement of the non-conforming systems and components. The remediation phase has begun, and the Company will continue to conduct our remediation program in parallel with our assessment phase to assure all remediation is completed in a timely fashion. All systems that were found to be non-compliant have either been remediated or are in the process of remediation.

Validation Phase. Validation is the process used to ensure that the systems and components will properly function prior to, during and after the year 2000. The focus of the validation efforts is on testing and analysis of vendor supplied testing. The Company expects to complete all mission critical testing and the validation phase by November 30, 1999. However, the Company cannot guarantee that the systems of other companies which we rely on will be converted on a timely basis or that another companys failure to convert would not have a material adverse effect on our business.

Implementation Phase. The implementation phase of the project involves the development and implementation of contingency plans. The Company has begun the process of developing a comprehensive set of contingency plans to address situations that may result if we experience any disruptions of our critical operations due to year 2000 related issues. The goal of the contingency plans is to minimize the impact of any year 2000 interruptions as well as to mitigate any resulting damages. The Company expects to have all contingency plans for mission critical functions in place by November 30, 1999 and plans for the remaining functions shortly thereafter. The Company expects to complete the implementation phase, as a whole, by November 30, 1999. The Company cannot assure you that we will be able to develop contingency plans that will adequately address issues that may arise due to year 2000 issues. The Companys failure to resolve such issues successfully could result in a disruption of our service and operations, which would have a material adverse effect on our business.

The Company estimates the costs associated with year 2000 issues to be approximately $350,000, excluding internal costs, of which we have spent $318,000 to date. These costs are not material to our business operations or financial position. The costs of our contingency plan and the date on which the Company believes we will complete year 2000 modifications are based on managements best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. The Company cannot assure you that we will achieve these estimates, and actual results could differ materially from those we anticipate.

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



                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company

Item 4.   Submission of Matters to a Vote of Security Holders

      On September 22, 1999 the sole stockholder of Triton PCS, Inc. (i.e., Triton PCS Holdings, Inc.), by written consent, approved the execution by Triton PCS, Inc. of the Fifth Amendment (including the First Amended and Restated Credit Agreement annexed thereto) dated as of September 22, 1999 to the Credit Agreement dated as of February 3, 1998 among Triton PCS Holdings, Inc., Triton PCS, Inc. and Chase Manhattan Bank, N.A., as Administrative Agent on behalf of the Lenders thereto.


                           SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.



                              TRITON PCS, INC.

                              By: /S/   Michael E. Kalogris
                                  Sole Director and CEO

                              Triton Management Company, Inc.

                              By: /S/   Michael E. Kalogris
                                  Sole Director and CEO

                              By: /S/   David D. Clark
                                  Senior Vice President & CFO

                              Triton PCS Holdings Company L.L.C.

                              By: Triton Management Compayany, Inc.
                                  its manager

                              By: /S/   Michael E. Kalogris
                                  Sole Director and CEO

                              Triton Property Company L.L.C. Inc.

                              By: Triton Management Company, Inc.
                                  its manager

                              By: /S/   Michael E. Kalogris
                                  Sole Director and CEO

                              Triton PCS Equipment Company L.L.C.

                              By:  Triton Management Company Inc.
                                   its management

                              By:  /S/ Michael E. Kalogris
                                   Sole Director and CEO

                              Triton Operating Company L.L.C.

                              By: Triton Management Company, Inc.
                                  its

                              By: /S/  Michael E. Kalogris
                                  Sole Director and CEO

                              Triton PCS License Company L.L.C.

                              By: Triton Management Company, Inc.
                                  its management

                              By: /S/  Michael E. Kalogris
                                  Sole Director and CEO