Form 10-K405
period 1999-12-31
TRITON PCS INC
filed 2000-03-30
CIK 1064735

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE

                                   ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBERS:

                           TRITON PCS, INC. 333-57715
              TRITON PCS OPERATING COMPANY L.L.C. - 333-57715-02
               TRITON PCS LICENSE COMPANY L.L.C. - 333-57715-02
              TRITON PCS EQUIPMENT COMPANY L.L.C. - 333-57715-03
              TRITON PCS PROPERTY COMPANY L.L.C. - 333-57715-04 TRITON PCS HOLDINGS COMPANY L.L.C. - 333-57715-05
                TRITON MANAGEMENT COMPANY, INC. - 33357715-06

          (Exact name of Registrants as specified in their charter)

                     Delaware          23-2930873
                     Delaware          23-2941874
                     Delaware          23-2941874
                     Delaware          23-2941874
                     Delaware          23-2941874
                     Delaware          23-2941874
                     Delaware          23-2940271

              (State or other jurisdictions of (I.R.S. employer
            incorporation or organization) identification numbers)

                                1100 Cassatt Road
                          Berwyn, Pennsylvania 19312
            (Address and Zip Code of principal executive offices)

                                (610) 651-5900
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

The Registrants, are direct and indirect a wholly owned subsidiaries of Triton PCS Holdings, Inc. meet the conditions set forth in general instructions I (1)
(a) and (b) of Form 10-K and are therefore, filing this form with reduced disclosure format pursuant to general instruction I (2)

Indicate by check mark whether the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes   [X]        No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                 TRITON PCS, INC

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I

Item 1     Business...........................................     5
Item 2     Properties.........................................     21
Item 3     Legal Proceedings..................................     21
Item 4     Submission of Matters to a Vote....................     21

PART II

Item 5     Market for Registrant's Stock......................     22
Item 6     Selected Financial Data............................     22
Item 7     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............     23
Item 7A    Quantitative and Qualitative Disclosure
            about Market Risk.................................     30
Item 8     Financial Statements & Supplementary Data..........     F-1
           Report of PricewaterhouseCoopers LLP...............     F-2
           Consolidated Balance Sheets........................     F-3
           Consolidated Statements of Operations..............     F-4
           Consolidated Statements of Shareholder's
            Equity (Deficit)..................................     F-5

           Consolidated Statements of Cash Flows..............     F-6
           Notes to Consolidated Financial Statements.........     F-7
Item 9     Changes in and Disagreements with Accountants......     31

PART III

Item 10    Executive Officers and Directors...................     31
Item 11    Executive Compensation and Employment Agreements...     31
Item 12    Security Ownership.................................     31
Item 13    Certain Relationship...............................     31

PART IV

Item 14    Exhibits, Financial Statement Schedules, and
            Form 8-K .........................................     31
           Signatures
           Exhibit Index

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will and would or similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the Risk Factors section of the prospectus dated October 27, 1999 of Triton PCS Holdings, Inc., as well as any cautionary language in this report, provide examples of risk, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this report could have a material adverse effect on our business, results of operations and financial position.

 ITEM 1. BUSINESS

INTRODUCTION

Triton PCS, Inc. and its subsidiaries are direct and indirect wholly owned subsidiaries of Triton PCS Holdings, Inc. In this report, we refer to Triton PCS Holdings, Inc. as "Holdings" and references to "Triton," "we" "us" and "our" are to Holdings and its direct and indirect subsidiaries collectively, unless the context requires otherwise.

Our principal offices are located at 1100 Cassatt Road, Berwyn, Pennsylvania 19312, and our telephone number at that address is (610) 651-5900. Our World Wide Web site address is HTTP://WWW.TRITONPCS.COM. The information in our website is not part of this report.

OVERVIEW

We are a rapidly growing provider of wireless personal communications services in the southeastern United States. Our personal communications services licenses cover approximately 13 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T, our largest equity sponsor. As part of the agreement, AT&T contributed personal communications services licenses for 20 MHz of authorized frequencies covering 11 million potential customers within defined areas of our region in exchange for an equity position in Triton. Since that time, we have expanded our coverage area to include an additional 2 million potential customers through acquisitions and license exchanges with AT&T. As part of the transactions with AT&T, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T's wireless systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 27 million individuals. Our market location is attractive, as we are the preferred provider of wireless mobility services to AT&T's digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers coast-to-coast coverage and to benefit from roaming revenues generated by AT&T's and other carriers' wireless customers who roam into our covered area. Our management team is led by Michael Kalogris and Steven Skinner, the former Chief Executive Officer and Chief Operating Officer of Horizon Cellular Group, respectively.

Our network build-out is scheduled for three phases. In 1999, we completed Phase I and most of Phase II of this build-out and successfully launched personal communications services in 27 markets. We are now able to provide service to over 11.4 million individuals, or 87% of our potential customers. Our network in these 27 markets includes 1,014 cell sites and six switches. Since we began offering services in these 27 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown dramatically. During 1999, our subscriber base grew from 33,844 subscribers to 195,204 subscribers, and roaming minutes generated by non-Triton subscribers increased from approximately 0.7 million minutes per month to approximately 16.5 million minutes per month.

We expect to complete Phase II by the end of the first quarter of 2000, which will cover six additional markets, 1.6 million potential customers and 226 new cell sites. When Phase II is complete, we will be able to provide services to 98% of the potential customers in our licensed area.

Phase III of our network build-out will focus on covering major highways linking the cities in our licensed area, as well as neighboring cities where AT&T and other carriers use compatible wireless technology. We expect Phase III to be completed by year-end 2001 and to add approximately 1,050 cell sites and two switches to our network. Upon completion of Phase III, we will be able to provide services to 13 million potential customers, and our network will include approximately 2,300 cell sites and eight switches and span approximately 18,000 highway miles.

Our markets have attractive demographic characteristics for wireless communications services, including population growth rates that are higher than the national average and population densities that are 87% greater than the national average.

Our goal is to provide our customers with simple, easy-to-use wireless services with coast-to-coast service, superior call quality, personalized customer care and competitive pricing. We utilize a mix of sales and distribution channels, including a network of 60 company-owned retail stores, over 180 agents with 406 indirect outlets, including nationally recognized retailers such as Circuit City, Office Depot, Staples and Best Buy, and 82 direct sales representatives covering corporate accounts. We currently plan to add approximately 30 additional company-owned retail stores in 2000.

We believe that as a Member of the AT&T Wireless Network, we will attract customers by capitalizing on AT&T's national brand and its extensive digital wireless network. We have also entered into an agreement with two other Members of the AT&T Wireless Network, TeleCorp PCS and Tritel PCS, to operate with those affiliates under a common regional brand name, SunCom, throughout an area covering approximately 43 million potential customers primarily in the south-central and southeastern United States. We believe this arrangement will allow us to establish a strong regional brand name within our markets.

STRATEGIC ALLIANCE WITH AT&T

One of our most important competitive advantages is our strategic alliance with AT&T, the largest provider of wireless communications services in the United States. As part of its strategy to rapidly expand its digital wireless coverage in the United States, AT&T has focused on constructing its own network and making strategic acquisitions in selected cities, as well as entering into agreements with four independent wireless operators, including Triton, to construct and operate personal communications services networks in other markets.

Our strategic alliance with AT&T provides us with many business, operational and marketing advantages, including the following:

o RECOGNIZED BRAND NAME. We market our wireless services to our potential customers giving equal emphasis to the SunCom and AT&T brand names and logos.

o EXCLUSIVITY. We are AT&T's exclusive provider of facilities-based wireless mobility communications services using equal emphasis co-branding with AT&T in our covered markets, and, from time to time, we may participate with AT&T in other programs.

o PREFERRED ROAMING PARTNER. We are the preferred carrier for AT&T's digital wireless customers who roam into our coverage area.

o COVERAGE ACROSS THE NATION. With the use of advanced multi-mode handsets which transition between personal communications services and cellular frequencies, our customers have access to coast-to-coast coverage through our agreements with AT&T, other Members of the AT&T Wireless Network and with other third-party roaming partners.

o VOLUME DISCOUNTS. We receive preferred terms on certain products and services, including handsets, infrastructure equipment and administrative support from companies who provide these products and services to AT&T.

o MARKETING. We benefit from AT&T's nationwide marketing and advertising campaigns, including the success of AT&T's national rate plans, in the marketing of our own plans

COMPETITIVE STRENGTHS

In addition to the advantages provided by our strategic alliance with AT&T, we have the following competitive strengths:

o ATTRACTIVE LICENSED AREA. Our markets have favorable demographic characteristics for wireless communications services, such as population growth that is higher than the national average and population densities that are 87% greater than the national average.

o ADVANCED TECHNOLOGY. We are building our personal communications services network using time division multiple access digital technology. This technology is also used by AT&T, and, therefore, our network is compatible with AT&T's network and other time division multiple access digital technology networks. This technology allows wireless communications service providers to offer enhanced features, higher network quality, improved in-building penetration and greater network capacity relative to analog cellular service. In addition, handsets operating on a digital system are capable of sleep-mode while turned on but not in use, thus increasing standby availability for incoming calls as users will be able to leave these phones on for significantly longer periods than they can with wireless phones using an earlier technology.

o EXPERIENCED MANAGEMENT. We have a management team with a high level of experience in the wireless communications industry. Our senior management team has an average of 11 years of experience with wireless leaders such as AT&T, Bell Atlantic and Horizon Cellular. Our senior management team also owns in excess of 10% of Holdings' Class A common stock.

o CONTIGUOUS SERVICE AREA. We believe our contiguous service area allows us to cost effectively offer large regional calling areas to our customers. Further, we believe that we generate operational cost savings, including sales and marketing efficiencies, by operating in a contiguous service area.

o STRONG CAPITAL BASE. Our business plan from inception through year-end 2001 will be fully funded with capital of approximately $1.5 billion, consisting of $191.5 million of irrevocable equity contributions, $133.2 million of AT&T capital contributions, up to $600.0 million of borrowings under our senior credit facilities, approximately $291.0 million of net proceeds from a senior subordinated notes offering completed in 1998, approximately $71.1 million of proceeds from the sale of communications towers and approximately $190.2 million of net proceeds from the completion of Triton PCS Holdings, Inc.'s initial public offering.

BUSINESS STRATEGY

Our objective is to become the leading provider of wireless communications services in the markets we serve. We intend to achieve this objective by pursuing the following business strategies:

o OPERATE A SUPERIOR, HIGH QUALITY NETWORK. We are committed to making the capital investment required to develop and operate a superior, high quality network. Our network, when complete, will include approximately 2,300 cell sites and eight switches and span approximately 18,000 highway miles. We believe this network will enable us to provide extensive coverage within our region and consistent quality performance, resulting in a high level of customer satisfaction.

o PROVIDE SUPERIOR COAST-TO-COAST AND IN-MARKET COVERAGE. Our market research indicates that scope and quality of coverage are extremely important to customers in their choice of a wireless service provider. We have designed extensive local calling areas, and we offer coast-to-coast coverage through our arrangements with AT&T, its affiliates and other third-party roaming partners. Our network covers those areas where people are most likely to take advantage of wireless coverage, such as suburbs, metropolitan areas and vacation locations.

o PROVIDE ENHANCED VALUE AT LOW COST. We offer our customers advanced services and features at competitive prices. Our affordable, simple pricing plans are designed to promote the use of wireless services by enhancing the value of our services to our customers. We include usage-enhancing features such as call waiting, voice mail, three-way conference calling and short message service in our basic packages. We market our services with a simple, all-in-one focus: digital phone, pager and voice mail. We also allow customers to purchase large packages of minutes per month for a low fixed price. These minutes can generally be used throughout the southeast region of the United States without paying additional roaming fees or long distance charges.

o DELIVER QUALITY CUSTOMER SERVICE. We believe that superior customer service is a critical element in attracting and retaining customers. Our systems have been designed with open interfaces to other systems. This design allows us to select and deploy the best software package for each application in our administrative systems. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. We also emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina that house our customer service and collections personnel.

LICENSE ACQUISITION TRANSACTIONS

Our original personal communications services licenses were acquired as part of our joint venture agreement with AT&T.

On June 30, 1998, we acquired an existing cellular system serving Myrtle Beach and the surrounding area from Vanguard Cellular Systems for a purchase price of approximately $164.5 million. We integrated the Myrtle Beach system, which used time division multiple access digital technology, into our personal communications services network as part of our Phase I network deployment. Substantially all of our revenues prior to 1999 were generated by services provided in Myrtle Beach. We have used our position in Myrtle Beach to secure roaming arrangements with other carriers that enable us to offer regional calling plans on a cost-effective basis.

On December 31, 1998, we acquired from AT&T a personal communications services license covering the Norfolk, Virginia basic trading area, as well as a recently deployed network plant and infrastructure, for an aggregate purchase price of $111.0 million. The integration and launch of our Norfolk personal communications services were completed as part of our Phase I network build-out.

On June 8, 1999, we completed an exchange of personal communications services licenses with AT&T. As part of this transaction, we transferred Hagerstown and Cumberland, Maryland personal communications services licenses that cover approximately 512,000 potential customers, with an estimated value of $5.1 million, for Savannah and Athens, Georgia personal communications services licenses that cover approximately 517,000 potential customers, with an estimated value of $15.5 million. We also issued to AT&T 53,882 shares of our Series A preferred stock and 42,739 shares of our Series D preferred stock, with estimated values of $5.8 million and $4.6 million, respectively, in connection with the exchange. The build out of our Savannah and Athens license will be included in the completion of Phase II of our network deployment plan.

SUMMARY MARKET DATA

   The following table presents statistical information concerning the markets covered by our licenses.

                                       1998     ESTIMATED
                                    POTENTIAL   % GROWTH   POPULATION LOCAL INTERSTATE
LICENSED AREAS(1)                  CUSTOMERS(2) 1997-2002  DENSITY(3) TRAFFIC DENSITY(4)
-----------------                  ------------ ---------  ---------- ------------------
CHARLOTTE MAJOR TRADING AREA
Anderson, SC....................       339.0      1.49%       114         29,830
Asheville/Hendersonville, NC....       575.0      1.17%        93         28,806
Charleston, SC..................       612.0     -0.59%       118         36,887
Columbia, SC....................       637.2      1.52%       158         31,678
Fayetteville/Lumberton, NC......       625.0      0.74%       133         27,781
Florence, SC....................       260.5      0.75%       113         24,924
Goldsboro/Kinston, NC...........       236.6      1.03%       114          9,068
Greenville/Washington, NC.......       237.8      0.40%        60            N/A
Greenville/Spartanburg, SC......       885.9      1.58%       215         28,578
Greenwood, SC...................        73.6      1.26%        91            N/A
Hickory/Lenoir, NC..............       325.2      1.12%       196         31,709
Jacksonville, NC................       146.7      0.78%       197            N/A
Myrtle Beach, SC................       179.6      2.97%       137            N/A
New Bern, NC....................       171.7      1.31%        82            N/A
Orangeburg, SC..................       119.7      0.27%        63         27,530
Roanoke Rapids, NC..............        78.7     -0.20%        63         28,837
Rocky Mount/Wilson, NC..........       214.3      0.73%       150         26,101
Sumter, SC......................       158.8      0.53%        92         19,303
Wilmington, NC..................       311.6      2.25%       106         14,139
KNOXVILLE MAJOR TRADING AREA
Kingsport, TN...................       686.2      0.44%       116         23,560
Middlesboro/Harlan, KY..........       121.2     -0.50%        77            N/A
ATLANTA MAJOR TRADING  AREA
Athens, GA......................       191.7      1.54%       136         37,150
Augusta, GA.....................       574.7      0.45%        88         24,425
Savannah, GA....................       724.3      1.23%        78         24,362
WASHINGTON MAJOR TRADING  AREA
Charlottesville, VA.............       215.3      1.34%        73         15,981
Fredericksburg, VA..............       136.3      2.27%        98         67,775
Harrisonburg, VA................       143.1      1.01%        57         29,618
Winchester, VA..................       158.1      1.45%       116         25,166
RICHMOND MAJOR TRADING AREA
Danville, VA....................       169.7     -0.14%        79            N/A
Lynchburg, VA...................       158.4     -0.06%       116         32,447
Martinsville, VA................        89.0     -0.29%       102            N/A
Norfolk-Virginia Beach,  VA.....     1,763.4      0.53%       299         61,252
Richmond/Petersburg, VA.........     1,253.5      0.88%       131         36,233
Roanoke, VA.....................       639.6      0.39%        90         27,649
Staunton/Waynesboro, VA.........       109.4      1.05%        75         27,180
    TRITON TOTAL/AVERAGE........      13,323 (5)  0.86% (6)   144 (7)     30,240 (8)
    U.S. AVERAGE................         N/A      0.82%        77 (9)     31,521

1998 potential customers and estimated % Growth 1997 - 2002 figures are based on 1998 estimates published by Paul Kagan Associates, Inc. in 1999. Potential Density and Local Interstate Traffic Density figures are based on 1997 estimates published by Paul Kagan Associates, Inc. in 1998.

  (1) Licensed major trading areas are segmented into basic trading areas.

  (2) The estimated average annual population growth rate for 1997-2002 was applied to estimates of 1999 potential customers to calculate the 1999 potential customers in each market.

  (3) Number of potential customers per square mile.

  (4) Daily vehicle miles traveled (interstate only) divided by interstate highway miles in the relevant area.

  (5) Total potential customers in the licensed area.

  (6) Weighted by potential customers. Projected average annual population growth in our licensed area.

  (7) Weighted by population equivalents. Average number of potential customers per square mile in our licensed area.

  (8) Weighted by interstate miles. Average daily vehicle miles traveled (interstate only) divided by interstate highway miles in our licensed area.

  (9) Average number of potential customers per square mile for the U.S.

SALES AND DISTRIBUTION

Our sales strategy is to utilize multiple distribution channels to minimize customer acquisition costs and maximize penetration within our licensed service area. Our distribution channels include a network of company-owned retail stores, independent retailers and a direct sales force for corporate accounts, as well as direct marketing channels such as telesales, neighborhood sales and online sales. We also work with AT&T's national corporate account sales force to cooperatively exchange leads and develop new business.

o COMPANY-OWNED RETAIL STORES. We make extensive use of company-owned retail stores for the distribution and sale of our handsets and services. We believe that company-owned retail stores offer a considerable competitive advantage by providing a strong local presence, which is required to achieve high penetration in suburban and rural areas and the lowest customer acquisition cost. We have opened 60 company-owned SunCom stores as of December 31, 1999.

o RETAIL OUTLETS. We have negotiated distribution agreements with national and regional mass merchandisers and consumer electronics retailers, including Circuit City, Office Depot, Staples, Best Buy, Metro Call and Zap's. We currently have over 180 agents with 406 retail outlet locations where customers can purchase our services.

o DIRECT SALES. We focus our direct sales force on high-revenue, high-profit corporate users. Our direct corporate sales force consists of 82 dedicated professionals targeting wireless decision-makers within large corporations. We also benefit from AT&T's national corporate accounts sales force, which supports the marketing of our services to AT&T's large national accounts located in certain of our service areas.

o DIRECT MARKETING. We use direct marketing efforts such as direct mail and telemarketing to generate customer leads. Telesales allow us to maintain low selling costs and to sell additional features or customized services.

o WEBSITE. Our web page provides current information about our markets our product offerings and us. We have established an online store on our website, www.suncom.com. The web page conveys our marketing message, and we expect it will generate customers through online purchasing. We deliver all information that a customer requires to make a purchasing decision at our website. Customers are able to choose rate plans, features, handsets and accessories. The online store will provide a secure environment for transactions, and customers purchasing through the online store will encounter a transaction experience similar to that of customers purchasing service through other channels.

MARKETING STRATEGY

Our marketing strategy has been developed on the basis of extensive market research in each of our markets. This research indicates that the limited coverage of existing wireless systems, relatively high cost, and inconsistent performance has reduced the attractiveness of wireless service to existing users and potential new users. We believe that our affiliation with the AT&T brand name and the distinctive advantages of our time division multiple access digital technology, combined with simplified, attractive pricing plans, will allow us to capture significant market share from existing analog cellular providers in our markets and to attract new wireless users. We are focusing our marketing efforts on three primary market segments:

o  current cellular users;

o individuals with the intent to purchase a wireless product within six months; and

o  corporate accounts.

For each segment, we are creating a specific marketing program including a service package, pricing plan and promotional strategy. We believe that targeted service offerings will increase customer loyalty and satisfaction, thereby reducing customer turnover.

The following are key components of our marketing strategy:

o REGIONAL CO-BRANDING. We have entered into agreements with TeleCorp PCS and Tritel PCS, two other companies affiliated with AT&T, to adopt a common regional brand, SunCom. We market our wireless services as SunCom, Member of the AT&T Wireless Network and use the globally recognized AT&T brand name and logo in equal emphasis with the SunCom brand name and logo. We believe that use of the AT&T brand reinforces an association with reliability and quality. We and the other SunCom companies are establishing the SunCom brand as a strong local presence with a service area covering approximately 43 million potential customers. We enjoy preferred pricing on equipment, handset packaging and distribution by virtue of our affiliation with AT&T and the other SunCom companies.

o PRICING. Our pricing plans are competitive and straightforward, offering large packages of minutes, large regional calling areas and usage enhancing features. One way we differentiate ourselves from existing wireless competitors is through our pricing policies. We offer pricing plans designed to encourage customers to enter into long term service contract plans.

We offer our customers regional, network only and national rate plans. Our rate plans allow customers to make and receive calls anywhere within the southeast region and the District of Columbia without paying additional roaming or long distance charges. By contrast, competing flat rate plans generally restrict flat rate usage to such competitors' owned networks. By virtue of our roaming arrangements with AT&T, its affiliates and other third-party roaming partners, we believe we can offer competitive regional, network only and national rate plans. Our sizable licensed area allows us to offer large regional calling areas at rates as low as $.08 per minute throughout the Southeast.

CUSTOMER CARE. We are committed to building strong customer relationships by providing our customers with service that exceeds expectations. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina that house our customer service and collections personnel. We supplement these facilities with customer care services provided by Convergys Corporation in Clarksville, Tennessee. Through the support of approximately 225 customer care representatives and a sophisticated customer care platform provided by Integrated Customer Systems, we have been able to implement one ring customer care service using live operators and state-of-the-art call routing, so that over 90% of incoming calls to our customer care centers are answered on the first ring.

FUTURE PRODUCT OFFERINGS. We may bundle our wireless communications services with other communications services through strategic alliances and resale agreements with AT&T and others. We also may offer service options in partnership with local business and affinity marketing groups. Examples of these arrangements include offering wireless services with utility services, banking services, cable television, Internet access or alarm monitoring services in conjunction with local information services. Such offerings provide the customer access to information, such as account status, weather and traffic reports, stock quotes, sports scores and text messages from any location.

ADVERTISING. We believe our most successful marketing strategy is to establish a strong local presence in each of our markets. We are directing our media and promotional efforts at the community level with advertisements in local publications and sponsorship of local and regional events. We combine our local efforts with mass marketing strategies and tactics to build the SunCom and AT&T brands locally. Our media effort includes television, radio, newspaper, magazine, outdoor and Internet advertisements to promote our brand name. In addition, we use newspaper and radio advertising and our web page to promote specific product offerings and direct marketing programs for targeted audiences.

SERVICES AND FEATURES

We provide affordable, reliable, high-quality mobile telecommunications service. Our advanced digital personal communications services network allows us to offer customers the most advanced wireless features that are designed to provide greater call management and increase usage for both incoming and outgoing calls.

o FEATURE-RICH HANDSETS. As part of our service offering, we sell our customers the most advanced, easy-to-use, interactive, menu-driven handsets that can be activated over the air. These handsets have many advanced features, including word prompts and easy-to-use menus, one-touch dialing, multiple ring settings, call logs and hands-free adaptability. These handsets also allow us to offer the most advanced digital services, such as voice mail, call waiting, call forwarding, three-way conference calling, e-mail messaging and paging.

o MULTI-MODE HANDSETS. We exclusively offer multi-mode handsets, which are compatible with personal communication services, digital cellular and analog cellular frequencies and service modes. These multi-mode handsets allow us to offer customers coast-to-coast nationwide roaming across a variety of wireless networks. These handsets incorporate a roaming database, which can be updated over the air that controls roaming preferences from both a quality and cost perspective.

NETWORK BUILD-OUT

The principal objective for the build-out of our network is to maximize population coverage levels within targeted demographic segments and geographic areas, rather than building out wide-area cellular-like networks. We have successfully launched service in 27 cities, 1,014 cell sites and six switches. We expect to complete Phase II by the end of the first quarter 2000, which will add six new cities, cover approximately 4,400 highway miles, and add 226 of cell sites. The Phase III network design will complete our initial network build-out plan. We expect Phase III to add four cities, approximately 13,000 highway miles, approximately 1,050 cell sites and two switches to our network by year-end 2001.

The build-out of our network involves the following:

o PROPERTY ACQUISITION, CONSTRUCTION AND INSTALLATION. Two experienced vendors, Crown Castle International Corp. and American Tower, identify and obtain the property rights we require to build out our network, which includes securing all zoning, permitting and government approvals and licenses. As of December 31, 1999, we had signed leases or options for 1,032 sites, 9 of which were awaiting required zoning approvals. Crown Castle and American Tower also act as our construction management contractors and employ local construction firms to build the cell sites.

o INTERCONNECTION. Our digital wireless network connects to local exchange carriers. We have negotiated and received state approval of interconnection agreements with telephone companies operating or providing service in the areas where we are currently operating our digital personal communications services network. We use AT&T as our inter-exchange or long-distance carrier.

o ROAMING. In areas where time division multiple access-based personal communications services are not available, we offer a roaming option on the traditional analog cellular and digital cellular systems via multi-mode handsets capable of transmitting over either cellular or personal communications services frequencies. Under the terms of our agreements with AT&T, our customers who own multi-mode handsets are able to roam on AT&T's network, and we benefit from roaming agreements with AT&T, other Members of the AT&T Wireless Network and third-party operators of wireless systems.

NETWORK OPERATIONS

The effective operation of our network requires public switched interconnection and backhaul agreements with other communications providers, long distance interconnection, the implementation of roaming arrangements, the development of network monitoring systems and the implementation of information technology systems.

SWITCHED INTERCONNECTION/BACKHAUL. Our network is connected to the public switched telephone network to facilitate the origination and termination of traffic between our network and both the local exchange and long distance carriers. We have signed agreements with numerous carriers.

LONG DISTANCE. We have executed a wholesale long distance agreement with AT&T providing for preferred rates for long distance services.

ROAMING. Through our arrangements with AT&T and via the use of multi-mode handsets, our customers have roaming capabilities on AT&T's wireless network. Further, we have established roaming agreements with third-party carriers at preferred pricing, including in-region roaming agreements covering all of our launched service areas.

NETWORK MONITORING SYSTEMS. Our network monitoring systems provide around-the-clock monitoring and maintenance of our entire network. Our network-monitoring center is equipped with sophisticated systems that constantly monitor the status of all-base stations and switches and record network traffic. The network monitoring systems provide continuous monitoring of system quality for blocked or dropped calls call clarity and evidence of tampering, cloning or fraud. We designed our network-monitoring center to oversee the interface between customer usage, data collected at switch facilities and our billing systems. We manage usage reports, feature activation and related billing times on a timely and accurate basis. Our network-monitoring center is located in the Richmond, Virginia switching center, and we also have back-up network monitoring center capabilities in our Greenville, South Carolina switching center. We utilize Ericsson's network operations center in Richardson, Texas for off-hour network monitoring and dispatch, thereby providing constant network monitoring and support. In addition, we have contracted with Wireless Facilities, Inc. to provide network monitoring and dispatching 24 hours a day, seven days a week, to begin in the second quarter of 2000.

INFORMATION TECHNOLOGY. We operate management information systems to handle customer care, billing, network management and financial and administrative services. These systems focus on three primary areas:

    o network management, including service activation, pre-pay systems, traffic and usage monitoring, trouble management and operational support systems;

    o customer care, including billing systems and customer service and support systems; and

    o business systems, including financial, purchasing, human resources and other administrative systems.

We have incorporated sophisticated network management and operations support systems to facilitate network fault detection, correction and management, performance and usage monitoring and security. We employ system capabilities developed to allow over-the-air activation of handsets and to implement fraud protection measures. We maintain stringent controls for both voluntary and involuntary deactivations. We try to minimize subscriber disconnections by preactivation screening to identify any prior fraudulent or bad debt activity; credit review; and call pattern profiling to identify needed activation and termination policy adjustments. These systems have been designed with open interfaces. This design allows us to select and deploy the best software package for each application included in our administrative system. We are developing a state-of-the-art database and reporting system, which will also allow us to cross-link billing, marketing and customer care systems to collect customer profile and usage information. We believe this information provides us with the tools necessary to increase revenue through channel and product profitability analysis and to reduce customer acquisition costs through implementation of more effective marketing strategies.

TIME DIVISION MULTIPLE ACCESS DIGITAL TECHNOLOGY

We are building our network using time division multiple access digital technology on the IS-136 platform. This technology allows for the use of advanced multi-mode handsets, which allow roaming across personal communications services and cellular frequencies, including both analog and digital cellular. This technology allows for enhanced services and features over other technologies, such as short-messaging, extended battery life, added call security and improved voice quality, and its hierarchical cell structure enables us to enhance network coverage with lower incremental investment through the deployment of micro, as opposed to full-size, cell sites. This will enable us to offer customized billing options and to track billing information per individual cell site, which is practical for advanced wireless applications such as wireless local loop and wireless office applications. Management believes that time division multiple access digital technology provides significant operating and customer benefits relative to analog systems. In addition, management believes that time division multiple access digital technology provides customer benefits, including available features and roaming capabilities, and call quality that is similar to or superior to that of other wireless technologies. Time division multiple access technology allows three times the capacity of analog systems. Some manufacturers, however, believe that code division multiple access technology will eventually provide system capacity that is greater than that of time division multiple access technology and global systems for mobile communications. Time division multiple access digital technology is the digital technology choice of two of the largest wireless communications companies in the United States, AT&T and SBC Communications. This technology served an estimated 19 million subscribers worldwide and nine million subscribers in North America as of December 31, 1998, according to the Universal Wireless Communications Consortium, an association of time division multiple access service providers and manufacturers. We believe that the increased volume of time division multiple access users has increased the probability that this technology will remain an industry standard. Time division multiple access equipment is available from leading telecommunication vendors such as Lucent, Ericsson and Northern Telecom, Inc.

REGULATION

The FCC regulates aspects of the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States pursuant to the Communications Act, as amended from time to time, and the associated rules, regulations and policies it promulgates.

LICENSING OF CELLULAR AND PERSONAL COMMUNICATIONS SERVICES SYSTEMS. A broadband personal communications services system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband personal communications services. Broadband personal communications services systems generally are used for two-way voice applications. Narrowband personal communications services, in contrast, are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the United States into personal communications services markets, resulting in 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC awarded two broadband personal communications services licenses for each major trading area and four licenses for each basic trading area. Thus, generally, six licensees will be authorized to compete in each area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. In this fashion, AT&T assigned us 20 MHz of its 30 MHz licenses covering our licensed areas. Two cellular licenses are also available in each market. Cellular markets are defined as either metropolitan or rural service areas.

Generally, the FCC awarded initial personal communications services licenses by auction. Initial personal communications services auctions began with the 30 MHz major trading area licenses and concluded in 1998 with the last of the basic trading area licenses. However, in March 1998, the FCC adopted an order that allowed financially troubled entities that won personal communications services 30 MHz C-Block licenses at auction to obtain some financial relief from their payment obligations by returning some or all of their C-Block licenses to the FCC for reauctioning. The FCC completed the reauction of the returned licenses in April 1999, and some licenses were not sold. In January 2000, the FCC announced that certain personal communications services licenses previously held by licensees that had declared bankruptcy had cancelled and were available for reauction. The FCC announced that the unsold and reclaimed personal communications services licenses will be reauctioned in July 2000. These auctions place additional spectrum in the hands of our potential competitors. A petition for rulemaking and a petition for waiver concerning the eligibility rules for the July, 2000 auction, as well as a petition for reconsideration of the decision to auction many of the reclaimed licenses, are pending at the FCC.

Under the FCC's current rules specifying spectrum aggregation limits affecting broadband personal communications services and cellular licensees, no entity may hold ATTRIBUTABLE interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 45 MHz of personal communications services, cellular and certain specialized mobile radio services where there is significant overlap, except in rural areas. In rural areas, up to 55 MHz of spectrum may be held. Passive investors may hold up to a 40% interest. Significant overlap will occur when at least 10% of the population of the personal communications services licensed service area is within the cellular and/or specialized mobile radio service area(s). In a September 15, 1999 FCC order revising the spectrum cap rules, the FCC noted that new broadband wireless services, such as third generation wireless, may be included in the cap when spectrum is allocated for those services.

The FCC also may license other spectrum that may be used to provide services that compete with our services. Most recently, the FCC announced that it will auction licenses for fixed, mobile and broadcasting services in the 747-762 and 777-792 MHz bands in May 2000. Services offered over this spectrum will not included in the FCC's spectrum cap aggregation limitations.

All personal communications services licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a personal communications services licensee that has:

o     provided substantial service during its past license term; and

o has substantially complied with applicable FCC rules and policies and the Communications Act.

Cellular radio licenses also generally expire after a 10-year term in the particular market and are renewable for periods of 10 years upon application to the FCC. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in hearings. Under current policies, the FCC will grant incumbent cellular licenses the same renewal expectancy granted to personal communications services licensees.

All personal communications services licensees must satisfy certain coverage requirements. In our case, we must construct facilities that offer radio signal coverage to one-third of the population of our service area within five years of the original license grants to AT&T and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their license. We anticipate the last phase of our network build-out to be completed by year-end 2001. Our cellular license, which covers the Myrtle Beach area, is not subject to coverage requirements.

For a period of up to five years, subject to extension, after the grant of a personal communications services license, a licensee will be required to share spectrum with existing licensees that operate certain fixed microwave systems within its license area. To secure a sufficient amount of unencumbered spectrum to operate our personal communications services systems efficiently and with adequate population coverage, we have relocated two of these incumbent licensees and will need to relocate two more licensees. In an effort to balance the competing interests of existing microwave users and newly authorized personal communications services licensees, the FCC has adopted:

o a transition plan to relocate such microwave operators to other spectrum blocks; and

o a cost sharing plan so that if the relocation of an incumbent benefits more than one personal communications services licensee, those licensees will share the cost of the relocation.

Initially, this transition plan allowed most microwave users to operate in the personal communications services spectrum for a two-year voluntary negotiation period and an additional one-year mandatory negotiation period. For public safety entities that dedicate a majority of their system communications to police, fire or emergency medical services operations, the voluntary negotiation period is three years, with an additional two-year mandatory negotiation period. In 1998, the FCC shortened the voluntary negotiation period by one year, without lengthening the mandatory negotiation period for non-public safety personal communications services licensees in the C, D, E and F Blocks. Parties unable to reach agreement within these time periods may refer the matter to the FCC for resolution, but the incumbent microwave user is permitted to continue its operations until final FCC resolution of the matter. The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the personal communications services spectrum will be responsible for the costs of relocating to alternate spectrum locations. Our cellular license is not encumbered by existing microwave licenses.

Personal communications services and cellular systems are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC's environmental regulations. State or local zoning and land use regulations also apply to our activities. We expect to use common carrier point to point microwave facilities to connect the transmitter, receiver, and signaling equipment for each personal communications services or cellular cell, the cell sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service, which includes personal communications services and cellular service. The FCC does not regulate commercial mobile radio service or private mobile radio service rates. The Communications Act permits states to regulate the "other terms and conditions of CMRS." The FCC has not clearly defined what is meant by the "other terms and conditions" of CMRS, however, and has upheld the legality of state universal service requirements on CMRS carriers. The United States Court of Appeals for the 5th and District of Columbia Circuits have affirmed the FCC's determination.

TRANSFERS AND ASSIGNMENTS OF CELLULAR AND PERSONAL COMMUNICATIONS SERVICES LICENSES. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a personal communications services or cellular system. In addition, the FCC has established transfer disclosure requirements that require licensees who assign or transfer control of a personal communications services license within the first three years of their license terms to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to the FCC's spectrum aggregation limits. However, we may require approval of the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities having competent jurisdiction, if we sell or acquire personal communications services or cellular interests over a certain size.

FOREIGN OWNERSHIP. Under existing law, no more than 20% of an FCC licensee's capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If a FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity's capital stock may be owned or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage in order to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

RECENT INDUSTRY DEVELOPMENTS. The FCC has announced rules for making emergency 911 services available by cellular, personal communications services and other commercial mobile radio service providers, including enhanced 911 services that provide the caller's telephone number, location and other useful information. Commercial mobile radio service providers currently are required to be able to process and transmit 911 calls without call validation, including those from callers with speech or hearing disabilities and relay a caller's automatic number identification and cell site. By 2001, commercial mobile radio service providers must be able to identify the location of a 911 caller within 125 meters in 67% of all cases.

On September 15, 1999, the FCC adopted an order modifying the deadlines for identifying caller locations. Wireless carriers may now implement the identification requirement through either network based or handset-based technologies. Carriers that use handset-based technologies must:

o  begin selling compliant handsets by March 1, 2001;

o ensure that 50% of all newly activated handsets are compliant by October 1, 2001 and that at least 95% of all newly activated digital handsets are compliant by October 1, 2002;

o comply with additional requirements relating to passing location information upon the request of 911 operators; and

o make reasonable efforts to achieve 100% penetration of compliant handsets by no later than December 31, 2004.

Carriers that use network-based technologies must provide location information for 50% of callers within six months and 100% of callers within 18 months of a request from a 911 operator. The FCC will require network-based solutions to be accurate for 67% of calls to within 100 meters and for 95% of calls to within 300 meters and handset-based solutions to be accurate for 67% of calls to within 50 meters and for 95% of calls to within 150 meters.

On October 12, 1999, Congress adopted legislation that would establish national rules governing emergency services, which was signed into law on October 26, 1999. The legislation:

o  makes 911 the national emergency number for wireline and wireless phones;

o extends limited liability protection to wireless users, wireless providers and public safety officials;

o allows carriers to use a customer's network information for emergency purposes; and

o allows carriers to disclose the customer's network information, including location information, to family members and guardians in emergency situations.

On November 18, 1999, the FCC eliminated carrier cost recovery as a precondition to enhanced 911 deployment. The FCC's new cost-recovery rules require wireless carriers to implement enhanced 911 services without any specific mechanism to recoup their costs.

Pending the development of adequate technology, the FCC has granted waivers of the requirement to provide 911 service to users with speech or hearing disabilities to various providers, and we have obtained a waiver. On June 9, 1999, the FCC also adopted rules designed to ensure that analog cellular calls to 911 are completed. These rules, which do not apply to digital cellular service or to personal communications services, give each cellular provider a choice of three ways to meet this requirement. State actions incompatible with the FCC rules are subject to preemption.

In 1996, Congress passed legislation designed to open local telecommunications markets to competition. On August 8, 1996, the FCC released its order implementing cost-based carrier interconnection provisions of the Telecommunications Act. Although many of the provisions of this order were struck down by the United States Court of Appeals for the Eighth Circuit, the United States Supreme Court reversed the Eighth Circuit and upheld the FCC in all respects material to our operations. While appeals have been pending, the rationale of the FCC's order has been adopted by many states' public utility commissions, with the result that the charges that cellular and personal communications services operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels.

In its implementation of the Telecommunications Act, the FCC established federal universal service requirements that affect commercial mobile radio service operators. Under the FCC's rules, commercial mobile radio service providers are potentially eligible to receive universal service subsidies for the first time; however, they are also required to contribute to both federal and state universal service funds. Many states are also moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from commercial mobile radio service providers. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit affirmed most of the aspects of the FCC's universal service programs that are relevant to Triton. On October 8, 1999, the FCC implemented the Fifth Circuit's Order by revising its universal service rules to, among other changes, remove intrastate revenues from the universal service mandatory contribution base.

On August 1, 1996, the FCC released a report and order expanding the flexibility of cellular, personal communications services and other commercial mobile radio service providers to provide fixed as well as mobile services. Such fixed services include, but need not be limited to, wireless local loop services, for example, to apartment and office buildings, and wireless backup to private branch exchange or switchboards and local area networks, to be used in the event of interruptions due to weather or other emergencies. The FCC has not yet decided whether such fixed services should be subjected to universal service obligations, or how they should be regulated, but it has proposed a presumption that they be regulated as commercial mobile radio service services.

The FCC has adopted rules on telephone number portability that will enable customers to migrate their landline and cellular telephone numbers to cellular or personal communications services providers and from a cellular or personal communications services provider to another service provider. On February 8, 1999, the FCC extended the deadline for compliance with this requirement to November 24, 2002, subject to any later determination that an earlier implementation of number portability is necessary to conserve telephone numbers. The FCC has also adopted rules requiring providers of wireless services that are interconnected to the public switched telephone network to provide functions to facilitate electronic surveillance by law enforcement officials. On August 29, 1999, the FCC adopted an order requiring wireless providers to provide information that identifies the cell sites at the origin and destination of a mobile call to law enforcement personnel in response to a lawful court order or other legal requirement. Providers may petition the FCC for a waiver of these law enforcement obligations if they can demonstrate under a multi-factor test that these requirements are not reasonably achievable. Wireless carriers have been given until September 30, 2001 to implement fully the law enforcement assistance obligations.

In addition, state commissions have become increasingly aggressive in their efforts to conserve numbering resources. These efforts may impact wireless service providers disproportionately by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include:

o     number pooling;

o     number rationing; and

o     transparent overlays.

Number pooling is especially problematic for wireless providers because it is dependent on number portability technology. In addition, the FCC has rejected transparent overlays, although that decision is subject to petitions for reconsideration before the FCC. On March 17 2000, the FCC adopted rules to promote more efficient allocation and use of numbering resource. This order has not been released. According to the FCC's press release, the FCC adopted a requirement that carriers share blocks of telephone numbers, which are assigned in-groups of 10,000 and reclamation requirements to ensure that carriers return their unused numbers to the North American Numbering Plan Administrator. Commercial mobile radio service providers are not required to implement the number-sharing requirement until November 2002. When they are required to implement local number portability, the FCC also adopted a further notice of proposed rulemaking to examine whether the November 2002 local portability deadline should be extended.

On October 21, 1999, the FCC released an order holding that neither interim or long-term number portability obviates the need for 10-digit dialing in an area code overlay. The FCC also eliminated the requirement that new entrants must guaranteed to receive a block of numbers from the existing area code where an overlay is being implemented.

In the latter half of 1999, the FCC granted interim number conservation authority to several state commissions, including Ohio, Wisconsin, Texas, New Hampshire, Connecticut, California, Florida, Maine, Massachusetts and New York. The FCC granted these states interim authority to establish requested number assignment and utilization requirements until the FCC promulgates a decision in its numbering optimization proceeding.

The FCC has determined that the interstate, interexchange offerings, commonly referred to as long distance, of commercial mobile radio service providers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging requires us to average our interstate long distance commercial mobile radio service rates between high cost and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans we offer pending further reconsideration of its rules. The FCC also delayed the requirement that there be commercial mobile radio service long distance rate integration among commercial mobile radio service affiliates. On December 31, 1998, the FCC reaffirmed, on reconsideration, that its interexchange rate integration rules apply to interexchange commercial mobile radio service services. The FCC initiated a further proceeding to determine how integration requirements apply to typical commercial mobile radio service offerings, including single-rate plans. Until this further proceeding is concluded, the FCC will enforce long distance rate integration on our services only where we separately state a long distance toll charge and bill to our customers. To the extent that we offer services subject to the FCC's rate integration and averaging requirements, these requirements generally reduce our pricing flexibility. We cannot assure you that the FCC will decline to impose rate integration or averaging requirements on us or decline to require us to integrate our commercial mobile radio service long distance rates across our commercial mobile radio service affiliates.

The FCC recently adopted new rules limiting the use of customer proprietary network information by telecommunications carriers, including Triton, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The new rules give wireless carriers broader discretion to use customer proprietary network information, without customer approval, to market all information services used in the provision of wireless services. The FCC also allowed all telephone companies to use customer proprietary network information to solicit lost customers. While all customers must establish a customer's approval prior to using customer proprietary network information for purposes not explicitly permitted by the rules, the specific details of gathering and storing this approval are now left to the carriers. The FCC's order was issued following a decision by the U.S. Court of Appeals for the 10th Circuit, which overturned the FCC's rules, but not the underlying statute, on First Amendment grounds.

The FCC appealed the court's order to the full 10th Circuit. On November 30, 1999, the 10th Circuit denied the FCC's rehearing request. Because the 10th Circuit did not invalidate the customer proprietary network information provision in the Communications Act, carriers are still obligated under the Communications Act not to misuse customer proprietary network information.

The FCC has adopted rules governing customer billing by commercial mobile radio services providers. The FCC adopted detailed billing rules for landline telecommunications service providers and extended some of those rules to commercial mobile radio services providers. Commercial mobile radio service providers must comply with two fundamental rules: (i) clearly identify the name of the service provider for each charge; and (ii) display a toll-free inquiry number for customers. In December 1999, the FCC granted waivers of these rules, so that their effect is suspended until April 1, 2000.

The FCC has adopted an order that determines the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The order requires telecommunications services providers, including Triton, to offer equipment and services that are accessible to and useable by persons with disabilities, if that equipment can be made available without much difficulty or expense. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. While we expect our vendors to develop equipment compatible with the rules, we cannot assure you that we will not be required to make material changes to our network, product line, or services.

In June 1999, the FCC initiated an administrative rulemaking proceeding to help facilitate the offering of calling party pays as an optional wireless service. Under the calling party pays service, the party placing the call to a wireless customer pays the wireless airtime charges. Most wireless customers in the U.S. now pay both to place calls and to receive them. Adoption of rules that permit calling party pays to be offered on a widespread basis by all commercial mobile radio service providers could make commercial mobile radio service providers more competitive with traditional landline telecommunications providers for the provision of regular telephone service.

STATE REGULATION AND LOCAL APPROVALS

The states in which we operate do not regulate wireless service at this time. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into commercial mobile radio service, including cellular and personal communications services. The FCC, to date, has denied all state petitions to regulate the rates charged by commercial mobile radio service providers. States may, however, regulate the other terms and conditions of commercial mobile radio service. The siting of cells also remains subject to state and local jurisdiction, although the FCC is considering issues relating to siting in a pending rulemaking. States also may require wireless service providers to charge and collect from their customers fees such as the fee to defray the costs of state emergency 911 services programs.

There are several state and local legislative initiatives that are underway to ban the use of wireless phones in motor vehicles. New York State's motor vehicle commissioner is calling for a study to determine if it is necessary to ban the use of wireless phones while driving. San Francisco and Chicago are considering such action and a suburb near Cleveland, Ohio has enacted a law that requires drivers to keep both hands on the steering wheel while the vehicle is moving. Should this become a nationwide initiative, commercial mobile radio service providers could experience a decline in the number of minutes of use by subscribers.

COMPETITION

We compete directly with two cellular providers and other personal communications services providers in each of our markets except Myrtle Beach, where we are one of two cellular providers, and against enhanced specialized mobile radio providers in some of our markets. These cellular providers have an infrastructure in place and have been operational for a number of years, and some of these competitors have greater financial, technical resources and spectrum than we do. These cellular operators may upgrade their networks to provide services comparable to those we offer. The technologies primarily employed by our digital competitors are code division multiple access and global system for mobile communications, two competing digital wireless standards.

We will also compete with personal communications services license holders in each of our markets. We believe that the ownership of other personal communications services licenses in our licensed area is fragmented. We believe that most personal communications services license holders have not commenced the rollout of their networks in our licensed area. However, we expect to compete directly with one or more personal communications service providers in each of our markets in the future. We also expect to face competition from other existing communications technologies such as specialized mobile radio and enhanced specialized mobile radio, which is currently employed by Nextel Communications, Inc. in our licensed area. Although the FCC originally created specialized mobile radio as a non-interconnected service principally for fleet dispatch, in the last decade it has liberalized the rules to permit enhanced specialized mobile radio, which, in addition to dispatch service, can offer services that are functionally equivalent to cellular and personal communications services and may be less expensive to build and operate than personal communications services systems.

The FCC requires all cellular and personal communications services licensees to provide service to resellers. A reseller provides wireless service to customers but does not hold a FCC license or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and a competitor of that licensee. Several small resellers currently compete with us in our licensed area. Several years ago, the FCC initiated an administrative proceeding seeking comments on whether resellers should be permitted to install separate switching facilities in cellular systems. Although it tentatively concluded it would not require interconnection, this issue is still pending at the FCC. The FCC is also considering whether resellers should receive direct assignments of telephone numbers from the North American Numbering Plan Administrator. With respect to cellular and personal communications services license, the resale obligations terminate five years after the last group of initial licenses of currently allotted personal communications services spectrum were awarded. Accordingly, our resale obligations end on November 24, 2002, although licensees will continue to be subject to the provisions of the Communications Act requiring non-discrimination among customers. We have also agreed to permit AT&T to resell our services.

The FCC is scheduled to offer additional spectrum for wireless mobile licenses this year. In May 2000, the FCC has scheduled the 700 MHz auction that is exempt from Spectrum Cap limitations, and in July 2000, the FCC has scheduled the C-Block and F-Block reauction. Some applicants have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low-earth-orbit satellites. One such system, the Iridium system, began commercial operations in 1998, and another, Globalster, began service in February 2000. We anticipate that market prices for two-way wireless services generally will decline in the future based upon increased competition.

Our ability to compete successfully will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors' discount pricing strategies, all of which could adversely affect our operating margins. We plan to use our digital feature offerings, coast-to-coast digital wireless network through our AT&T joint venture, contiguous presence providing an expanded home-rate billing area and local presence in secondary markets to combat potential competition. We expect that our extensive digital network, once deployed, will provide cost-effective means to react effectively to any price competition.

INTELLECTUAL PROPERTY

The AT&T globe design logo is a service mark owned by AT&T and registered with the United States Patent and Trademark Office. Under the terms of our license agreement with AT&T, we use the AT&T globe design logo and certain other service marks of AT&T royalty-free in connection with marketing, offering and providing wireless mobility telecommunications services using time division multiple access digital technology and frequencies licensed by the FCC to end-users and resellers within our licensed area. The license agreement also grants us the right to use the licensed marks on certain permitted mobile phones.

AT&T has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, those licensed services under the licensed marks in our licensed area except:

    o to any person who resells, or acts as our agent for, licensed services provided by us, or

    o any person who provides or resells wireless communications services to or from specific locations such as buildings or office complexes, even if the applicable subscriber equipment being used is capable of routine movement within a limited area and even if such subscriber equipment may be capable of obtaining other telecommunications services beyond that limited area and handing-off between the service to the specific location and those other telecommunications services.

In all other instances, AT&T reserves for itself and its affiliates the right to use the licensed marks in providing its services whether within or outside of our licensed area.

The license agreement contains numerous restrictions with respect to the use and modification of any of the license marks.

We have entered into agreements with TeleCorp PCS and Tritel PCS to adopt and use a common regional brand name, SunCom. Under these agreements, we have formed the Affiliate Licensing Company with TeleCorp PCS and Tritel PCS for the purpose of sharing ownership of and maintaining the SunCom brand name. Each of the companies shares equally in the ownership of the SunCom brand name and the responsibility of securing protection for the SunCom brand name in the United States Patent and Trademark Office, enforcing our rights in the SunCom brand name against third parties and defending against potential claims against the SunCom brand name. The agreements provide parameters for each company's use of the SunCom brand name, including certain quality control measures and provisions in the event that any one of these company's licensing arrangements with AT&T is terminated.

An application for registration of the SunCom brand name was filed in the United States Patent and Trademark Office on September 4, 1998, and the application is pending. Affiliate Licensing Company owns the application for the SunCom brand name. The application has undergone a preliminary examination at the United States Patent and Trademark Office, and no pre-existing registrations or applications were raised as a bar or potential bar to the registration of the SunCom brand name.

We also filed an application for registration of the m-net Technology trademark, relating to our multi-mode handsets, in the United States Patent and Trademark Office on October 19, 1998, and the application is pending. We are the sole owner of the application for the m-net Technology trademark. The application has undergone a preliminary examination at the United States Patent and Trademark Office, and no pre-existing registrations or applications were raised as a bar or potential bar to the registration of the m-net Technology trademark.

EMPLOYEES

As of December 31, 1999, we had 994 employees. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

Triton maintains its executive offices in Berwyn, Pennsylvania. We also maintain two regional offices in Richmond, Virginia and Charleston, South Carolina. We lease these facilities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any lawsuit or proceeding which, in management's opinion, is likely to have a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

Omitted puruant to General Instruction I(2) of the Form 10-K requirement.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S STOCK

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected financial data derived from audited financial statements of Triton for the period from March 6, 1997 to December 31, 1997 and the years ended December 31, 1997, 1998 and 1999. In addition, subscriber and customer data for the same periods are presented. The following financial information is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes.

                                    Period from
                                  March 6, 1997 to           December 31,
                                  December 31, 1997     1998            1999
                                  -----------------   --------        --------
                                       (in thousands, except per share data)

Statement of Operations Data:
Revenues:
  Service ...........................  $     --       $ 11,172        $ 63,545
  Roaming ...........................        --          4,651          44,281
  Equipment .........................        --            755          25,405
                                       --------       --------        --------
    Total revenues ..................        --         16,578         133,231
                                       --------       --------        --------

Expenses:
   Costs of services and equipment...        --         10,466         107,521
   Selling and marketing ............        --          3,260          59,580
   General and administrative .......     2,736         15,589          42,354
  Non-cash compensation .............        --          1,120           3,309
  Depreciation and amortization .....         5          6,663          45,546
                                       --------       --------        --------

    Total operating expenses ........     2,741         37,098         258,310

Loss from operations ................     2,741         20,520         125,079

Interest and other expense ..........     1,228         30,391          41,061
Interest and other income ...........         8         10,635           4,852
Gain on sale of property, equipment
 and marketable securities, net .....        --             --          11,928
                                       --------       --------        --------

Loss before taxes ...................     3,961         40,276         149,360
Income tax benefit ..................        --          7,536              --
                                       --------       --------        --------

Net loss ............................  $  3,961       $ 32,740        $149,360
                                       ========       ========        ========


                                                            December 31,
                                                       1998             1999
                                                      --------        --------
                                                           (in thousands)
Balance Sheet Data:
Cash and cash equivalents.........................    $146,172        $186,251
Working capital...................................     146,192         134,669
Property, plant and equipment, net................     198,953         421,864
Total assets......................................     686,859         979,797
Long-term debt and capital lease obligations......     465,689         504,636
Shareholder's equity..............................     175,979         328,113

                                                           December 31,
                                                      1998             1999
                                                     --------        --------
                                                       (in thousands, except
                                                   subscriber and customer data)
Other Data:
Subscribers (end of period).......................     33,844         195,204
Launched potential customers  (end of period).....    248,000      11,450,000
EBITDA(1).........................................   $(12,737)   $    (76,224)
Cash flows from:
  Operating activities............................   $ (4,130)   $    (72,549)
  Investing activities............................   (372,372)       (170,511)
  Financing activities............................    511,312         283,139

(1) "EBITDA" is defined as operating loss plus depreciation and amortization expense and non-cash compensation. EBITDA is a key financial measure but should not be construed as an alternative to operating income, cash flows from operating activities or net income (or loss), as determined in accordance with generally accepted accounting principles. EBITDA is not a measure determined in accordance with generally accepted accounting principles and should not be considered a source of liquidity. We believe that EBITDA is a standard measure commonly reported and widely used by analysts and investors in the wireless communications industry. However, our method of computation may or may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

   We were incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T whereby AT&T contributed to us personal communications services licenses covering 20 MHz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, AT&T became our largest equity holder, and we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T in our licensed markets.

   On June 30, 1998, we acquired an existing cellular system serving Myrtle Beach and the surrounding area from Vanguard Cellular Systems of South Carolina, Inc.. In connection with this acquisition, we began commercial operations and earning recurring revenue in July 1998. We integrated the Myrtle Beach system into our personal communications services network as part of our Phase I network deployment. Substantially all of our revenues prior to 1999 were generated by cellular services provided in Myrtle Beach. Our results of operations do not include the Myrtle Beach system prior to our acquisition of that system.

   We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our personal communications services network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed most of Phase II during 1999 launching 12 additional markets. We expect to complete Phase II by the end of the first quarter of 2000 and the third Phase of our build-out in 2001.

REVENUE

We derive our revenue from the following sources:

SERVICE. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' roaming charges are rate plan dependent and based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage charges associated with our prepaid subscribers and non-recurring activation and de-activation service charges.

EQUIPMENT. We sell wireless personal communications phones and accessories that are used by our customers in connection with our wireless services.

ROAMING. We charge per minute fees to other wireless telecommunications companies for their customers' use of our network facilities to place and receive wireless services.

A particular focus of our strategy is to reduce subscriber churn. Industry data suggest that those providers, including personal communications services providers that have offered poor or spotty coverage, poor voice quality, unresponsive customer care or confusing billing suffer higher than average churn rates. Accordingly, we have launched, and will continue to launch, service in our markets only after comprehensive and reliable coverage and service can be maintained in that market. In addition, our billing systems have been designed to provide customers with simple, understandable bills and flexible billing cycles. We offer simplified rate plans in each of our markets that are tailored to meet the needs of targeted customer segments. We offer local, regional and national rate plans that include local, long distance and roaming services, as well as bundled minutes with multiple options, designed to suit customers' needs. Finally, proactive subscriber retention is an important initiative for our customer care program.

We believe our roaming revenues will be subject to seasonality. We expect to derive increased revenues from roaming during vacation periods, reflecting the large number of tourists visiting resorts in our coverage area. We believe that our equipment revenues will also be seasonal, as we expect sales of telephones to peak in the fourth quarter, primarily as a result of increased sales during the holiday season.

COSTS AND EXPENSES

   Our costs of services and equipment include:

      EQUIPMENT. We purchase personal communications services handsets and accessories from third party vendors to resell to our customers for use in connection with our services. Because we subsidize the sale of handsets to encourage the use of our services, the cost of handsets is higher than the resale price to the customer. We do not manufacture any of this equipment.

      ROAMING FEES. We incur fees to other wireless communications companies based on airtime usage by our customers on other wireless communications networks.

      TRANSPORT AND VARIABLE INTERCONNECT. We incur charges associated with interconnection with other carriers' networks. These fees include monthly connection costs and other fees based on minutes of use by our customers.

      VARIABLE LONG DISTANCE. We pay usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our subscribers' usage, applied at pre-negotiated rates with the other carriers.

      CELL SITE COSTS. We will incur expenses for the rent of towers, network facilities, engineering operations, field technicians, and related utility and maintenance charges.

Recent industry data indicate that transport, interconnect, roaming and long distance charges that we currently incur will continue to decline, due principally too competitive pressures and new technologies. Cell site costs are expected to increase due to escalation factors included in the lease agreements.

Other Expenses include:

      SELLING AND MARKETING. Our selling and marketing expense includes the cost of brand management, external communications, retail distribution, sales training, direct, indirect, third party and telemarketing support.

      GENERAL AND ADMINISTRATIVE. Our general and administrative expense includes customer care, billing, information technology, finance, accounting, legal services, network implementation, product development, and engineering management. Functions such as customer care, billing, finance, accounting and legal services are likely to remain centralized in order to achieve economies of scale.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Amortization of network development costs begins when the network equipment is ready for its intended use and is amortized over the estimated useful life of the asset. Our personal communications services licenses and our cellular license are being amortized over a period of 40 years.

      NON-CASH COMPENSATION. We have recorded $21.3 million of deferred compensation associated with the issuances of common and preferred stock to employees. The compensation is being recognized over five years as the stock vests. In addition, we sold to certain directors and an officer, subject to stock purchase agreements, an aggregate of 3,400 shares of Holdings Series C preferred stock. Compensation expense was recognized for the excess of the fair market value at the date of issuance over the amounts paid.

      INTEREST INCOME (EXPENSE) AND OTHER. Interest income is earned primarily on our cash and cash equivalents. Interest expense through December 31, 1999 consists of interest on our credit facility and our senior subordinated discount notes, net of capitalized interest. Other expenses include amortization of certain financing charges.

Our ability to improve our margins will depend on our ability to manage our variable costs, including selling general and administrative expense, costs per gross added subscriber and costs of building out our network. We expect our operating costs to grow as our operations expand and our customer base and call volumes increase. Over time, these expenses should represent a reduced percentage of revenues as our customer base grows. Management will focus on application of systems and procedures to reduce billing expense and improve subscriber communication. These systems and procedures will include debit billing, credit card billing, over-the-air payment and Internet billing systems.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Total revenue was $133.2 million and $16.6 million for the years ended December 31, 1999 and 1998, respectively. Service revenue was $63.5 million and $11.2 million for the years ended December 31, 1999 and 1998, respectively. Equipment revenue was $25.4 million and $0.8 million for the years ended December 31, 1999 and 1998, respectively. Roaming revenue was $44.3 million and $4.7 million for the years ended December 31, 1999 and 1998, respectively. This revenue was primarily related to launching 27 markets as part of our Phase I and Phase II network build-out.

Cost of service and equipment was $107.5 million and $10.5 million for the years ended December 31, 1999 and 1998, respectively. These costs were primarily related to launching 27 markets as part of our Phase I and Phase II network build-out.

Selling and marketing expenses were $59.6 million and $3.3 million for the years ended December 31, 1999 and 1998, respectively. The increase of $56.3 million was due to increased salary and benefit expenses for new sales and marketing staff and advertising and promotion associated with launching 27 markets as part of our Phase I and Phase II network build-out.

General and administrative expenses were $42.4 million and $15.6 million for the years ended December 31, 1999 and 1998, respectively. The increase of $26.8 million was due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with the commercial launch of 27 markets during 1999.

Non-cash compensation expense was $3.3 million and $1.1 million for the years ended December 31, 1999 and 1998, respectively. This increase is attributable to the issuance of additional shares in 1999 and to an increase in the vesting of certain restricted shares as compared to the same period in 1998.

Depreciation and amortization expense was $45.5 million and $6.7 million for the years ended December 31, 1999 and 1998, respectively. This increase of $38.8 million was related to depreciation of our fixed assets, as well as the initiation of amortization on personal communications services licenses and the AT&T agreements upon the commercial launch of our Phase I and Phase II markets.

Interest expense was $41.1 million, net of capitalized interest of $12.3 million, and $30.4 million, net of capitalized interest of $3.5 million, for the years ended December 31, 1999 and 1998, respectively. The increase is attributable to increased borrowings as compared to the same period in 1998.

Interest income was $4.9 million and $10.6 million for the years ended December 31, 1999 and 1998, respectively. This reduction is due primarily to lower average cash balances resulting from the continued Phase I and Phase II build-out.

Gain on sale of property, equipment and marketable securities was $11.9 million for the year ended December 31, 1999, relating primarily to the gain recorded on the tower sale of $11.6 million, and the gain on the sale of marketable securities of $1.0 million, partially off set by a $0.8 million loss on the sale of furniture and fixtures. We recorded no gains on the sale of assets in 1998.

Income tax benefit for years ended December 31, 1999 and 1998 was $0 and $7.5 million, respectively. The decrease was due to the inability to recognize additional tax benefits in 1999.

Net loss was $149.4 million and $32.8 million for the years ended December 31, 1999 and 1998, respectively. The net loss increased $116.6 million primarily due to the initial launch of commercial service as discussed in the items above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM MARCH 6, 1997 (INCEPTION) TO DECEMBER 31, 1997

Total revenue for the year ended December 31, 1998 was $16.6 million, which was comprised of services, roaming and equipment revenues related to our Myrtle Beach operations, which we acquired in June 1998. We had no revenue for the period from March 6, 1997 to December 31, 1997.

Costs of services and equipment were $10.5 million for the year ended December 31, 1998. These costs were associated with our Myrtle Beach operations. We had no costs of services and equipment for the period from March 6, 1997 to December 31, 1997.

Selling and marketing costs were $1.7 million for the year ended December 31, 1998, relating primarily to advertising, marketing and promotional activities associated with our Myrtle Beach operations. We had no selling and marketing expense for the period from March 6, 1997 to December 31, 1997.

General and administrative expenses increased by $12.9 million to $15.6 million for the year ended December 31, 1998, as compared to the period from March 6, 1997 to December 31, 1997. The increase was due primarily to administrative costs associated with the Myrtle Beach network and our establishment of our corporate and regional operational infrastructure.

Non-cash compensation expense was $1.1 million for the year ended December 31, 1998, relating to the vesting of shares issued as compensation. We had no non-cash compensation for the period from March 6, 1997 to December 31, 1997.

Depreciation and amortization expense was $6.7 million and $5,000 for year ended December 31, 1998 and for the period from March 6, 1997 to December 31, 1997, respectively. This amount relates primarily to the depreciation of the tangible and intangible assets acquired in the Myrtle Beach transaction and amortization attributable to certain agreements executed in connection with the AT&T joint venture.

Interest expense was $30.4 million, net of capitalized interest of $3.5 million, and $1.2 million for the year end December 31, 1998 and for the period March 6, 1997 to December 31, 1997, respectively. No interest was capitalized in 1997. This increase is attributable to increased borrowings in the year ended December 31, 1998.

Interest and other income was $10.6 million and $8,000 for the year ended December 31, 1998 and for the period from March 6, 1997 to December 31, 1997, respectively. This amount relates primarily to interest income on our cash and cash equivalents.

For the year ended December 31, 1998, we recorded a tax benefit of $7.5 million related to temporary deductible differences, primarily net operating losses.

For the year ended December 31, 1998, our net loss was $32.7 million, as compared to $4.0 million for the period from March 6, 1997 to December 31, 1997. The net loss increased $28.7 million, resulting primarily from the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have funded, and expect to continue to fund, our capital requirements with:

    o     the proceeds from Holding's initial public offering of in October
          1999;

    o     the proceeds from equity investments by Holding's shareholders;

    o     borrowings under our credit facility;

    o the proceeds from an offering of senior subordinated discount notes completed in 1998; and,

    o     the proceeds from the sale of our communications towers.

 The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. These capital requirements include license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We estimate that our total capital requirements, assuming substantial completion of our network build-out, which will allow us to offer services to nearly 100% of the potential customers in our licensed area, from our inception until December 31, 2001 will be approximately $1.4 billion.

We believe that cash on hand and available credit facility borrowings, will be sufficient to meet our projected capital requirements through the end of 2001. Although we estimate that these funds will be sufficient to build- out our network and to enable us to offer services to nearly 100% of the potential customers in our licensed area, it is possible that additional funding will be necessary.

EQUITY CONTRIBUTIONS. In October 1999, Holdings completed an initial public offering of shares of its common stock and raised approximately $190.2 million, net of $16.8 million of costs. We expect to use the proceeds for general corporate purposes, including capital expenditures in connection with the expansion of its personal communications services network, sales and marketing activities, and working capital.

As part of our joint venture agreement with AT&T, AT&T transferred personal communications services licenses covering 20 MHz of authorized frequencies in exchange for 732,371 shares of Holdings' Series A preferred stock and 366,131 shares of Holdings' Series D preferred stock. The Series A preferred stock provides for cumulative dividends at a rate of 10% on the $100 liquidation value per share plus unpaid dividends. These dividends accrue and are payable quarterly; however, we may defer all cash payments due to the holders until June 30, 2008 and quarterly dividends are payable in cash thereafter. The Series A preferred stock is redeemable at the option of its holders beginning in 2018 and at our option, at its accreted value, on or after February 4, 2008. We may not pay dividends on, or, subject to specified exceptions, repurchase shares of, our common stock without the consent of the holders of the Series A preferred stock. The Series D preferred stock provides for dividends when, as and if declared by our board of directors and contains limitations on the payment of dividends on our common stock.

In connection with the consummation of the joint venture with AT&T, we received contributions from institutional equity investors, as well as Michael Kalogris and Steven Skinner, in the aggregate amount of $140.0 million, in return for the issuance of 1.4 million shares of Holdings' Series C preferred stock.

We also received equity contributions from Holdings' shareholders in the aggregate amount of $35.0 million in return for the issuance of 350,000 shares of Holdings Series C preferred stock in order to fund a portion of our acquisition of an existing cellular system in Myrtle Beach, South Carolina. In addition, we received equity contributions from Holdings' shareholders in the aggregate amount of approximately $30.1 million in return for the issuance of 165,187 shares of Holdings' Series C preferred stock and 134,813 shares of Holdings' Series D preferred stock in order to fund a portion of our Norfolk license acquisition.

On June 8, 1999, we completed an exchange of licenses with AT&T. We transferred licenses covering the Hagerstown and Cumberland, Maryland areas and received licenses covering the Savannah and Athens, Georgia areas. We issued to AT&T 53,882 shares of Holdings Series A preferred stock and 42,739 shares of Holdings' Series D preferred stock in connection with this exchange.

CREDIT FACILITY. On February 3, 1998, we entered into a loan agreement that provided for a senior secured bank facility with a group of lenders for an aggregate amount of $425.0 million of borrowings. On September 22, 1999, we entered into an amendment to that loan agreement under which the amount of credit available to us was increased to $600.0 million. The bank facility provides for:

o     a $175.0 million senior secured Tranche A term loan maturing on August
      4, 2006;

o a $150.0 million senior secured Tranche B term loan maturing on May 4, 2007;

o a $175.0 million senior secured Tranche C term loan maturing on August 4, 2006; and

o a $100.0 million senior secured revolving credit facility maturing on August 4, 2006.

The terms of the bank facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $600.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under these facilities are subject to customary terms and conditions.

We must begin to repay the term loans in quarterly installments, beginning on February 4, 2002, and the commitments to make loans under the revolving credit facility are automatically and permanently reduced beginning on August 4, 2004. In addition, the credit facility requires us to make mandatory prepayments of outstanding borrowings under the credit facility, commencing with the fiscal year ending December 31, 2001, based on a percentage of excess cash flow and contains financial and other covenants customary for facilities of this type, including limitations on investments and on our ability to incur debt and pay dividends. As of December 31, 1999, we had drawn $150.0 million under the Tranche B term loan, which we expect to use to fund future operations.

SENIOR DISCOUNT NOTES. On May 7, 1998, we completed an offering of $512.0 million aggregate principal amount at maturity of 11% senior subordinated discount notes due 2008 under Rule 144A of the Securities Act. The proceeds of the offering, after deducting an initial purchasers' discount of $9.0 million, were $291.0 million. The notes are guaranteed by all of our subsidiaries. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries' ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default.

TOWER SALE. We entered into an agreement on July 13, 1999 with American Tower Corporation to sell all of our owned personal communications tower facilities, along with certain other related assets, and we completed the sale on September 22, 1999. The proceeds from the sale were $71.1 million. At the closing of the transaction, the parties entered into certain other agreements, including:

o a master license and sublease agreement providing for our lease of the tower facilities from American Tower;

o an amendment to an existing build-to-suit agreement between us and American Tower providing for American Tower's construction of 100 additional tower sites that we will then lease from American Tower; and

o an amendment to an existing site acquisition agreement expanding the agreement to provide for American Tower to perform site acquisition services for 70% of the tower sites we develop through December 31, 2000.

Cash and cash equivalents totaled $186.3 million at December 31, 1999, as compared to $146.2 million at December 31, 1998. This increase of $40.1 million was due primarily to the net proceeds from our initial public offering of $190.2 million and the private equity investors of $95.0 million offset by capital expenditures of $264.9 million related to our network build out. Working capital totaled approximately $134.7 million at December 31, 1999, as compared to $146.2 million at December 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on Triton's consolidated results of operations, financial position, or cash flows.

The Securities and Exchange Commission recently released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, the SAB will have on Triton's financial position and results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

    We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. We do not hold or issue financial instruments for trading or speculative purposes. Through December 31, 1999, we entered into two interest rate swap transactions having an aggregate non-amortizing notional amount of $75 million. Both instruments terminate on December 4, 2003. As of December 31, 1998 and 1999, we were in a net gain position. Net gain or loss positions are settled quarterly. We pay a fixed rate (4.76% and 4.805%) and receive a floating rate, equivalent to the three month London interbank offered rate, on respective $40 million and $35 million notional amounts. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition. Swap counterparties are major commercial banks.

    Our cash and cash equivalents consist of short-termed assets having initial maturities of three months or less and are managed by high credit quality financial institutions. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

ITEM 8. FINANCIAL STATEMENTS

                               TRITON PCS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of PricewaterhouseCoopers LLP                                         F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999                 F-3
Consolidated Statements of Operations for the period
   March 6, 1997 (inception) to December 31, 1997, and the
   years ended December 31, 1998 and 1999                                    F-4
Consolidated Statements of Shareholder's Equity (Deficit)
   for the period March 6, 1997 (inception) to December
   31, 1997, and the years ended December 31, 1998 and 1999                  F-5
Consolidated Statements of Cash Flows for the period
   March 6, 1997 (inception) to December 31, 1997, and the
   years ended December 31, 1998 and 1999                                    F-6
Notes to Consolidated Financial Statements                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholder of Triton PCS, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Triton PCS, Inc., as defined in
Note 1 to the financial statements, and its subsidiaries (Triton) at December 31, 1998 and 1999, and the results of their operations and their cash flows for the period from March 6, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Triton's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 25, 2000

                                TRITON PCS, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                     DECEMBER 31, 1998 DECEMBER 31, 1999
                                                     -----------------------------------
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents .........................   $ 146,172          $ 186,251
   Marketable securities .............................      23,612                 --
   Due from related party ............................         951              1,099
   Accounts receivable net of $1,071 and $1,765 ......       3,102             29,064
   Inventory, net ....................................       1,433             15,270
   Prepaid expenses and other current assets .........       4,288              7,619
   Deferred income tax ...............................          81                 55
                                                         ----------------------------
TOTAL CURRENT ASSETS .................................     179,639            239,358

PROPERTY AND EQUIPMENT:
   Land ..............................................         313                313
   Network infrastructure and equipment ..............      34,147            304,656
   Office furniture and equipment ....................      17,642             38,382
   Capital lease assets ..............................       2,263              5,985
   Construction in progress ..........................     145,667            105,593
                                                         ----------------------------
                                                           200,032            454,929
Less accumulated depreciation ........................      (1,079)           (33,065)
                                                         ----------------------------
Net property and equipment ...........................     198,953            421,864
Intangible assets, net ...............................     308,267            315,538
Other long term assets ...............................          --              3,037
                                                         ----------------------------

TOTAL ASSETS .........................................   $ 686,859          $ 979,797
                                                         ============================

LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES:

   Accounts payable ..................................   $  25,256          $  72,580
   Bank overdraft liability ..........................          --              9,549
   Accrued payroll & related expenses ................       3,719              9,051
   Accrued expenses ..................................       3,646              4,890
   Accrued interest ..................................         545                626
   Current portion of long-term debt .................         281              1,277
   Deferred revenue ..................................          --              5,526
   Deferred gain on sale of property and equipment ...          --              1,190
                                                         ----------------------------
TOTAL CURRENT LIABILITIES ............................      33,447            104,689

Long-term debt .......................................     465,689            504,636
Deferred income taxes ................................      11,744             11,718
Deferred gain on sale of property and equipment ......          --             30,641
                                                         ----------------------------
TOTAL LIABILITIES ....................................     510,880            651,684
Common stock, $.01 par value, 1,000 shares authorized,
   100 shares issued and outstanding .................          --                 --
Additional paid-in capital ...........................     217,050            531,026
Accumulated deficit ..................................     (36,701)          (186,061)
Deferred compensation ................................      (4,370)           (16,852)
                                                         ----------------------------
TOTAL SHAREHOLDER'S EQUITY ...........................     175,979            328,113
                                                         ----------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY .............   $ 686,859          $ 979,797
                                                         ============================

         See accompanying notes to consolidated financial statements.

                                       TRITON PCS, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (DOLLARS IN THOUSANDS)

                                Period from March 6, For the Year Ended  For the Year Ended
                                1997 (Inception) to  December 31, 1998   December 31, 1999
                                December 31, 1997
Revenues:
    Service .......................   $      -            $ 11,172            $ 63,545
    Roaming .......................          -               4,651              44,281
    Equipment .....................          -                 755              25,405
                                      ------------------------------------------------
        Total revenue .............          -              16,578             133,231
Expenses:
    Cost of service ...............          -               8,767              63,200
    Cost of equipment .............          -               1,699              44,321
    Selling and marketing .........          -               3,260              59,580
    General and administrative ....      2,736              15,589              42,354
    Non-cash compensation .........          -               1,120               3,309
    Depreciation and amortization .          5               6,663              45,546
                                      ------------------------------------------------

        Loss from operations ......      2,741              20,520             125,079
Interest and other expense ........      1,228              30,391              41,061
Interest and other income .........          8              10,635               4,852
Gain on sale of property, equipment
  and marketable securities, net ..          -                   -              11,928
                                      ------------------------------------------------

Loss before taxes .................      3,961              40,276             149,360

Income tax benefit ................          -               7,536                   -
                                      ------------------------------------------------

Net loss ..........................      3,961              32,740             149,360
                                      ========            ========            ========


                 See accompanying notes to consolidated financial statements.

                                               TRITON PCS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT) AND MEMBERS CAPITAL

                                            (Dollars in thousands)

        `                          COMMON STOCK     AMOUNT   ADDITIONAL  ACCUMULATED    DEFFERRED    TOTAL
                                       SHARES                  PAID-IN     DEFICIT
                                   -------------------------------------------------------------------------
COMPENSATION
Issuance of common stock                  100          $-           $-           $-           $-          $-

Net loss                                    -           -            -       (3,961)           -      (3,961)
                                    ------------------------------------------------------------------------

Balance at December 31, 1997              100          $-           $-    $  (3,961)          $-   $  (3,961)

Capital Contributions from parent           -           -      211,560            -            -     211,560

Deferred compensation                       -           -        5,490            -       (5,490)          -

Non-cash compensation                       -           -            -            -        1,120       1,120

Net loss                                    -           -            -      (32,740)           -     (32,740)
                                    ------------------------------------------------------------------------

Balance at December 31, 1998              100          $-    $ 217,050    $ (36,701)   $  (4,370)  $ 175,979

Capital Contributions from parent           -           -      298,185            -            -     298,185

Deferred compensation                       -           -       15,791            -      (15,791)          -

Non-cash compensation                       -           -            -            -        3,309       3,309

Net loss                                    -           -            -     (149,360)           -    (149,360)
                                    ------------------------------------------------------------------------

Balance at December 31, 1999              100          $-    $ 531,026    $(186,061)   $ (16,852)  $ 328,113
                                    ========================================================================

                         See accompanying notes to consolidated financial statements.

                                                     TRITON PCS, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (DOLLARS IN THOUSANDS)

                                                     Period from March 6, 1997     For the Year Ended   For the Year Ended
                                                 (Inception) to December 31, 1997  December 31, 1998    December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $   (3,961)               $  (32,740)          $(149,360)
Adjustments to reconcile net loss to cash used
  in operating activities:
Depreciation and amortization                                         5                     6,663              45,546
Deferred income taxes                                                 -                    (7,536)                  -
Accretion of interest                                                 -                    22,648              38,213
Bad debt expense                                                      -                       636               2,758
Gain on sale of property, equipment and marketable
  securities, net                                                     -                         -             (11,928)
Non-cash compensation                                                 -                     1,120               3,309
Change in operating assets and liabilities, net of
  effects of acquisitions:
    Accounts receivable                                               -                      (599)            (28,587)
    Inventory                                                         -                    (1,046)            (13,837)
    Prepaid expenses and other current assets                       (21)                     (468)             (1,035)
    Other assets                                                      -                         -              (3,408)
    Accounts payable                                                658                     2,647              24,664
    Bank overdraft liability                                          -                         -               9,549
    Accrued payroll and liabilities                               1,014                     6,205               6,272
    Accrued interest                                              1,228                    (1,660)                 81
    Deferred revenue                                                  -                         -               5,214
                                                             ----------                ----------           ---------

NET CASH USED IN OPERATING ACTIVITIES                            (1,077)                   (4,130)            (72,549)
                                                             ----------                ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                               (478)                  (87,715)           (264,839)
Myrtle Beach acquisition, net of cash acquired                        -                  (164,488)                  -
Norfolk acquisition                                                   -                   (96,557)                  -
Proceeds from sale of property and equipment, net                     -                         -              69,712
Proceeds from maturity of marketable securities                       -                         -              47,855
Purchase of marketable securities                                     -                   (23,612)            (23,239)
                                                             ----------                ----------           ---------

NET CASH USED IN INVESTING ACTIVITIES                              (478)                 (372,372)           (170,511)
                                                             ----------                ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under notes payable                                   13,344                         -                   -
Proceeds from issuance of subordinated debt, net of discount          -                   291,000                   -
Borrowings under credit facility                                      -                   150,000              10,000
Payments under credit facility                                        -                         -             (10,000)
Capital contributions from parent                                     -                    82,696             287,754
Payments of deferred transaction costs                             (324)                  (11,329)             (3,592)
Advances to related-party, net                                     (103)                     (848)               (148)
Principal payments under capital lease obligations                    -                      (207)               (875)
                                                             ----------                ----------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        12,917                   511,312             283,139
                                                             ----------                ----------           ---------
Net increase in cash and cash equivalents                        11,362                   134,810              40,079
Cash and cash equivalents, beginning of period                        -                    11,362             146,172
                                                             ----------                ----------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   11,362                $  146,172           $ 186,251
                                                             ==========                ==========           =========

                                See accompanying notes to consolidated financial statements
                                                           F - 6

                                TRITON PCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Period from March 6, 1997 (inception) to December 31, 1997, and years ended December 31, 1998 and 1999

(1) ORGANIZATION AND NATURE OF BUSINESS

   On March 6, 1997, Triton Communications L.L.C. ("L.L.C.") was formed to explore various business opportunities in the wireless telecommunications industry, principally related to personal communications services (PCS) and cellular activities. During the period March 6, 1997 through October 1, 1997, L.L.C.'S activities consisted principally of hiring a management team, raising capital and negotiating strategic business relationships, primarily related to PCS business opportunities. On October 1, 1997, Triton PCS Holdings, Inc. ("Holdings" or "Parent") was organized to pursue PCS-related activities. Holdings subsequently formed a wholly owned subsidiary, Triton PCS, Inc. ("Triton") which directly or indirectly owns several related wholly owned subsidiaries (collectively the "Company"). Subsequent to October 2, 1997, these PCS-related activities continued but were conducted primarily through Triton and its subsidiaries. Consequently, for purposes of the accompanying financial statements, L.L.C. has been treated as a "predecessor" entity. As a result of certain financing relationships and the similar nature of the business activities conducted by each respective legal entity, L.L.C. and Triton are considered companies under common control and were combined for financial reporting purposes for periods prior to October 2, 1997. All significant intercompany accounts or balances have been eliminated in consolidation.

   The consolidated financial statements incorporate the PCS-related business activities of L.L.C. and the activities of Triton. The consolidated accounts of Triton include Triton PCS Inc.; Triton PCS Holdings Company L.L.C.; Triton Management Company, Inc.; Triton PCS Property Company L.L.C.; Triton PCS Equipment Company L.L.C.; Triton PCS Operating Company L.L.C.; and Triton PCS License Company L.L.C. All significant intercompany accounts or balances have been eliminated in consolidation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (b) CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include cash on hand, demand deposits and short term investments with initial maturities of three months or less. Triton maintains cash balances at financial institutions, which at times exceed the $100,000 FDIC limit. Bank overdraft balances are classified as a current liability.

   (c) MARKETABLE SECURITIES

   Marketable securities consist of debt securities with initial maturities greater than three months. Triton classifies all such debt securities as available for sale and records them at fair value with unrealized holding gains and losses to be included as a separate component of other comprehensive income until realized.

   (d) INVENTORY

   Inventory, consisting primarily of wireless handsets and accessories held for resale, is valued at lower of cost or market. Cost is determined by the first-in, first-out method.

   (e) PROPERTY AND EQUIPMENT

   Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets which are ten to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. In addition, Triton capitalizes interest on expenditures related to the buildout of the network. Expenditures for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations.

   Capital leases are included under property and equipment with the corresponding amortization included in depreciation. The related financial obligations under the capital leases are included in current and long-term obligations. Capital leases are amortized over the useful lives of the respective assets.

   (f) CONSTRUCTION IN PROGRESS

   Construction in progress includes expenditures for the design, construction and testing of Triton's PCS network and also includes costs associated with developing information systems. Triton capitalizes interest on certain of its construction in progress activities. Interest capitalized for the year ended December 31, 1998 and 1999 totaled $3.5 million and $12.3 million, respectively. When the assets are placed in service, Triton transfers the assets to the appropriate property and equipment category and depreciates these assets over their respective estimated useful lives.

   (g) INVESTMENT IN PCS LICENSES

   Investments in PCS Licenses are recorded at their estimated fair value at the time of acquisition. Licenses are amortized on a straight-line basis over 40 years.

   (h) DEFERRED TRANSACTION COSTS

   Costs incurred in connection with the negotiation and documentation of the AT&T transaction (see Note 3), were deferred and included in the aggregate purchase price allocated to the net assets acquired upon completion of the transaction.

   Costs incurred in connection with the negotiation and documentation of the bank financing and Triton's issuance of senior subordinated discount notes were deferred and amortized over the terms of the bank financing and notes using the effective interest rate method.

   (i) LONG-LIVED ASSETS

   Triton periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such assets are separately identifiable and are less than the carrying value. In the event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved. Measurement of the impairment, if any, will be based upon the difference between carrying value and the fair value of the asset.

   (j) REVENUE RECOGNITION

   Revenues from operations consist of charges to customers for monthly access, airtime, roaming charges, long-distance charges, and equipment sales. Revenues are recognized as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier's customers using Triton's systems. Equipment sales are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

   (k) INCOME TAXES

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

   (l) FINANCIAL INSTRUMENTS

   Triton utilizes derivative financial instruments to reduce interest rate risk. Triton does not hold or issue financial instruments for trading or speculative purposes. Management believes losses related to credit risk are remote. The instruments are accounted for on an accrual basis. The net cash amounts paid or received are accrued and recognized as an adjustment to interest expense

   (m) ADVERTISING COSTS

   Triton expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $643,000 in 1998 and $25.8 million in 1999.

   (n) CONCENTRATIONS OF CREDIT RISK

   Financial instruments, which potentially subject Triton to concentration of credit risk, consist principally of cash and equivalents, marketable securities, and accounts receivable. Triton's credit risk is managed through diversification and by investing its cash and cash equivalents and marketable securities in high-quality money market instruments and corporate issuers.

   Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers' financial condition are performed and security deposits are obtained for customers with a higher credit risk profile. Triton maintains reserves for potential credit losses and such losses have not exceeded management expectations.

   (o) RECLASSIFICATIONS

   Certain reclassifications have been made to prior period financial statements to conform to the current period presentation

   (p) NEW ACCOUNTING PRONOUNCEMENTS

   On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. Triton is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on Triton results of operations, financial position, or cash flows.

   The Securities Exchange and Commission recently released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of the revenue in the financial statement. Triton is currently assessing the impact, if any, the SAB will have on Triton's financial position, results of operations, and cash flows.

(3) AT&T TRANSACTION

   On October 8, 1997, Holdings entered into a Securities Purchase Agreement with AT&T Wireless PCS, Inc. ("AT&T"), a subsidiary of AT&T Corp., and the shareholders of Holdings, whereby Triton was to become the exclusive provider of wireless mobility services in the AT&T Southeast regions.

   On February 4, 1998, Holdings executed the Closing Agreement with AT&T and the other shareholders of Holdings finalizing the transactions contemplated in the Security Purchase Agreement. Under the Closing Agreement, the Company issued 732,371 shares of Holdings' Series A convertible preferred stock and 366,131 shares of Holdings' Series D convertible preferred stock to AT&T in exchange for 20 MHz A and B block PCS licenses covering certain areas in the southeastern United States and the execution of certain related agreements, as further described below. The fair value of the FCC licenses was $92.8 million with an estimated useful life of 40 years. This amount is substantially in excess of the tax basis of such licenses, and accordingly, the Company recorded a deferred tax liability, upon the closing of the transaction.

   In accordance with the Closing Agreement, Triton and AT&T and the other shareholders of Holdings consented to executing the following agreements:

   (a) SHAREHOLDER'S AGREEMENT

   The Shareholder's Agreement expires on February 4, 2009. The agreement was amended and restated on October 27, 1999 in connection with Holdings initial public offering and includes the following sub-agreements:

   RESALE AGREEMENT - Triton is required to enter into a Resale Agreement at the request of AT&T, which provides AT&T with the right to purchase and resell on a nonexclusive basis access to and usage of Triton's services in Triton's Licensed Area. Triton will retain the continuing right to market and sell its services to customers and potential customers in competition with AT&T.

   EXCLUSIVITY - None of Holdings Shareholders will provide or resell, or act as the agent for any person offering, within the Territory wireless mobility telecommunications services initiated or terminated using Time Division Multiple Access and frequencies licensed by the FCC (Company Communications Services), except AT&T and its affiliates may (i) resell or act as agent for Triton in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where Triton has not placed a system into commercial service, provided that AT&T has provided Triton with prior written notice of AT&T's intention to do so and only dual band/dual mode phones are used in connection with such resale activities.

   Additionally, with respect to the markets listed in the Roaming Agreement, Triton and AT&T agreed to cause their respective affiliates in their home carrier capacities to program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and refrain from inducing any of its customers to change such programming.

   BUILD-OUT - Triton is required to conform to certain requirements regarding the construction of Triton's PCS system. In the event that Triton breaches these requirements, AT&T may terminate its exclusivity provisions.

   DISQUALIFYING TRANSACTIONS - In the event of a merger, asset sale, or consolidation, as defined, involving AT&T and another person that derives annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer wireless mobility telecommunication services to more than 25% of the population within Triton's territory, AT&T and Triton have certain rights. AT&T may terminate its exclusivity in the territory in which the other party overlaps that of Triton. In the event that AT&T proposes to sell, transfer, or assign to a non-affiliate its PCS system owned and operated in Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, BTAs, then AT&T will provide Triton with the opportunity for a 180 day period to have AT&T jointly market Triton's licenses that are included in the MTA that AT&T is requesting to sell.

   (b) LICENSE AGREEMENT

   Pursuant to a Network Membership License Agreement, dated February 4, 1998 as amended, (the "License Agreement"), between AT&T and Triton, AT&T granted to Triton a royalty-free, nontransferable, nonsublicensable, limited right, and license to use certain Licensed Marks solely in connection with certain licensed activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression "Member, AT&T Wireless Services Network." The "Licensed Activities" include (i) the provision to end-users and resellers, solely within the Territory, of Company Communications Services on frequencies licensed to Triton for Commercial Mobile Radio Services (CMRS) provided in accordance with the AT&T Agreement (collectively, the Licensed Services) and
(ii) marketing and offering the Licensed Services within the Territory. The License Agreement also grants to Triton the right and license to use Licensed Marks on certain permitted mobile phones.

   The License Agreement, along with the Exclusivity and Resale Agreements, have a fair value of $20.3 million with an estimated useful life of 10 years. Amortization commenced upon the effective date of the agreement.

   (c) ROAMING AGREEMENT

   Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended, the "Roaming Agreement"), between AT&T and Triton, each of AT&T and Triton agrees to provide (each in its capacity as serving provider, the "Serving Provider") wireless mobility radiotelephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a wireless mobility radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other charges).

   The fair value of the Roaming Agreement, as determined by an independent appraisal, was $5.5 million, with an estimated useful life of 20 years. Amortization commenced upon the effective date of the agreement.

(4) ACQUISITIONS

   (a) SAVANNAH/ATHENS EXCHANGE

   On June 8, 1999, Triton completed an exchange of certain licenses with AT&T, transferring licenses to the Hagertown, MD and Cumberland, MD Basic Trading Areas ("BTAs") covering 512,000 potential customers in exchange for licenses to certain counties in the Savannah, GA and Athens, GA BTAs, which cover 517,000 potential customers. All acquired licenses are contiguous to Triton's existing service area. In addition, consideration of approximately $10.4 million in Holdings Series A and Series D preferred stock was issued to AT&T.

   (b) NORFOLK ACQUISITION

   On December 31, 1998, Triton acquired from AT&T (the Norfolk Acquisition) (i) an FCC license to use 20MHz of authorized frequencies to provide broadband PCS services throughout the entirety of the Norfolk, Virginia BTA and (ii) certain assets of AT&T used in the operation of the PCS system in such BTA for an aggregate purchase price of approximately $111 million. The excess of the aggregate purchase price over the fair market value of tangible net assets acquired of approximately $46.3 million was assigned to FCC licenses and is being amortized over 40 years. The build-out of the network relating to the Norfolk Acquisition, including the installation of a switch, has been completed.

   The Norfolk Acquisition was funded through the use of proceeds from the Subordinated Debt offering (see note 11); the issuance of 134,813 shares of Holdings Series D preferred stock, valued at $14.6 million, and the issuance of 165,187 shares of Holdings Series C preferred stock valued at $16.5 million. In addition, 766,667 shares of Holdings Class A Common Stock were issued as anti-dilutive protection in accordance with a prior agreement among the Holdings shareholders.

   (c) MYRTLE BEACH ACQUISITION

   On June 30, 1998, Triton acquired an existing cellular system (the Myrtle Beach System) which serves the South Carolina 5-Georgetown Rural Service Area (the SC-5) for a purchase price of approximately $164.5 million. The acquisition has been accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon management's best estimate of their fair value. The purchase price was allocated to FCC licenses of approximately $123.4 million; subscriber lists of approximately $20 million; fixed assets of approximately $24.7 million and other net assets of $3.8 million.

   The Myrtle Beach Acquisition was funded through the use of proceeds from the Subordinated Debt offering and the issuance of 350,000 shares of Holdings Series C preferred stock valued at $35.0 million, to certain cash equity shareholders. In addition, 894,440 shares of Holdings common stock were issued as anti-dilutive protection in accordance with a prior agreement among the shareholders.

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

                                       1997              1998
                                   ------------      -----------
                                            Unaudited
                                      (Dollars in thousands)

      Net revenues                 $     23,608      $    31,116
      Net loss                     $     47,336      $    38,945

(5) TOWER SALE

   On September 22, 1999, Triton sold and transferred to American Tower Corporation ("ATC"), 187 of its towers, related assets and certain liabilities. The purchase price was $71.1 million, reflecting a price of $380,000 per site. Triton also contracted with ATC for an additional 100 build-to-suit towers in addition to its current contracted 125 build-to-suit towers, and the parties extended their current agreement for turnkey services for co-location sites through 2001. An affiliate of an investor has acted as Tritons financial advisor in connection with the sale of the personal communications towers.

   Triton also entered into a master lease agreement with ATC, in which Triton has agreed to pay ATC monthly rent for the continued use of the space that Triton occupied on the towers prior to the sale. The initial term of the lease is for 12 years and the monthly rental amount is subject to certain escalation clauses over the life of the lease and related option. Annual payments under the operating lease are $2.7 million.

   The carrying value of towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 million was recognized immediately, and $32.1 million was deferred and will be recognized over the operating leases term. As of December 31, 1999, $0.3 million have been amortized.

(6) STOCK COMPENSATION

   In October 1997 Holdings granted 3,159,416 shares of restricted common stock to certain management employees. The shares are subject to five-year vesting provisions. At the issuance date, the estimated value of the shares was insignificant, and, accordingly, no deferred compensation was recognized.

   In February 1998 Holdings granted 1,354,035 shares of restricted common stock to certain employees through a common stock trust intended for future grants to management employees and independent directors. Deferred compensation for stock granted to employees of $0.3 million net of amounts forfeited for shares returned to the trust, was recorded in 1998 based on the estimated fair value at the date of issuance.

   In June 1998 and December 1998 additional shares of 894,440 and 766,667, respectively were issued as anti-dilutive protection related to capital contributions received by Holdings for the Myrtle Beach and Norfolk transactions. Deferred compensation of $2.8 million and $2.3 million respectively, was recorded for stock granted to employees, including stock granted out of the trust, net of forfeitures. Deferred compensation was recorded based on the estimated value of the shares at the date of issuances.

   In January 1999, Holdings granted, through the trust, 61,746 shares of restricted common stock to an employee and deferred compensation of $0.2 million was recorded. The shares are subject to five-year vesting provisions. In March 1999, an employee terminated employment with Triton and forfeited $0.1 million of deferred compensation and returned 74,095 shares to the trust.

   On June 8, 1999, 109,222 additional shares were issued as anti-dilutive protection related to capital contributions received by Holdings in connection with the license exchange and acquisition transaction. The shares are subject to five-year vesting provisions. Deferred compensation of $1.2 million was recorded based on the estimated value of the shares at the date of issuance.

   On June 30, 1999, Holdings granted, through the trust, 593,124 shares of restricted common stock to certain management employees. The shares are subject to five-year vesting provisions. Deferred compensation of $8.5 million was recorded based on the estimated fair value at the date of issuance.

   On August 9, 1999, Holdings granted, through the trust, 356,500 shares of restricted common stock to certain management employees. These shares are subject to vesting provisions. Deferred compensation of approximately $5.1 million was recorded based on the estimated fair value at the date of issuance.

   In September 1999, Holdings sold to certain directors and an officer, subject to stock purchase agreements, an aggregate of 3,400 shares of Series C preferred stock for a purchase price of $100.00 per share. Compensation expense of $0.8 million was recorded based on the excess of the estimated fair value at the date of issuance over amounts paid

(7) INTANGIBLE ASSETS

                                        December 31,       Amortizable
                                       1998      1999         Lives
                                    ---------  --------    -----------
                                      (Dollars in thousands)

   PCS Licenses                     $ 257,799  $277,969    40 years
   AT&T agreements                     26,026    26,026    10-20 years
   Subscriber lists                    20,000    20,000      5 years
   Bank financing                      10,994    12,504    8.5-10 years
   Trademark                                -        64      40 years
                                    ---------  --------

                                      314,819   336,563
   Less: accumulated amortization      (6,552)  (21,025)
                                    ---------  --------

   Intangible assets, net           $ 308,267  $315,538
                                    =========  ========

   Amortization for the year ended December 31, 1998 and 1999 totaled $5.6 and $14.5 million, respectively.

(8) SHORT-TERM DEBT

   (a) CONVERTIBLE NOTES

      At various dates in 1997, certain private equity investors provided $1.6 million in financing to L.L.C. in the form of convertible promissory notes. The notes originally bore interest at 14% annually, payable at maturity. On January 15, 1998, L.L.C. assigned the notes to Triton. Triton in conjunction with Holdings, and the noteholders subsequently negotiated a revised arrangement under which no interest would be paid on the notes, which became convertible into approximately $3.2 million worth of Holding's Series C preferred stock. The conversion of L.L.C. notes into Holdings equity occurred on February 4, 1998. The $1.6 million preferred return to the investors was accounted for as a financing cost during the period the notes were outstanding.

   (b) NONINTEREST-BEARING LOANS

      During 1997, Holdings Cash Equity Investors provided short-term financing in the form of $11.8 million noninterest-bearing loans. Pursuant to the Closing Agreement, such loans were converted to equity of Holdings as a reduction of the requirements of the initial cash contributions of the investors. No gain or loss was recognized on the conversion of the shares.

(9) LONG-TERM DEBT

                                                 December 31,
                                             1998          1999
                                          (Dollars in thousands)

   Bank credit facility                   $  150,000     $ 150,000
   Senior subordinated debt                  313,648       350,639
   Capital lease obligation                    2,322         5,274
                                          ----------     ---------
                                             465,970       505,913
   Less current portion of long-term debt        281         1,277
                                          ----------     ---------

   Long-term debt                         $  465,689     $ 504,636
                                          ==========     =========

      The weighted average interest rate for total debt outstanding during 1998 and 1999 was 10.33% and 11.04%, respectively. The average rate at December 31, 1998 and 1999 was 10.16% and 12.38%, respectively.

(10) BANK CREDIT FACILITY

   On February 3, 1998, Triton and Holdings (collectively referred to as the "Obligors") entered into a Credit Agreement with certain banks and other financial institutions, to establish a $425.0 million senior collateralized Bank Credit Facility (the "Facility"). On September 22, 1999, the Obligors entered into an amended agreement whereby the Facility was increased to $600.0 million. The Facility provides for (i) a $175 million Tranche A term loan, maturing August 2006, (ii) a $150 million Tranche B term loan, maturing May 2007, (iii) a $175 million Tranche C term loan, maturing August 2006, and (iv) a $100 million Revolving Facility, maturing August 2006.

   The lenders' commitment to make loans under the Revolving Facility automatically and permanently reduce, beginning in August 2004, in eight quarterly reductions (the amount of each of the first two reductions, $5.0 million, the next four reductions, $10.0 million, and the last two reductions, $25.0 million). The Tranche A and Tranche C Term Loans are required to be repaid, beginning in February 2002, in eighteen consecutive quarterly installments (the amount of each of the first four installments, $4,375,000, the next four installments, $6,562,500, the next four installments, $8,750,000, the next four installments, $10,937,500, and the last two installments, $26,250,000). The Tranche B Term Loan is required to be repaid beginning in February 2002, in twenty-one consecutive quarterly installments (the amount of the first sixteen installments, $375,000, the next four installments, $7.5 million, and the last installment, $114.0 million).

   Loans accrue interest, at the Obligor's option, at (i) (a) the LIBOR rate (as defined per the credit agreement) plus (b) the Applicable Rate (Loans bearing interest described in (i), "Eurodollar Loans") or (ii) (a) the higher of (1) the Administrative Agent's prime rate or (2) the Federal Funds Effective Rate (as defined per the Credit Agreement) plus 0.5%, plus (b) the Applicable Rate (Loans bearing interest described in (ii), "ABR Loans"). The Applicable Rate means, with respect to the Tranche B Term Loan, 2.00% per annum, in the case of an ABR Loan, and 3.00% per annum, in the case of a Eurodollar Loan, and, with respect to Tranche A and C Term Loans and the Revolving Facility, a rate between 0.0% and 1.25% per annum (dependent upon the Obligor's leverage ratio, or ratio of end-of-period debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA")) in the case of an ABR Loan, and a rate between 1.00% and 2.25% per annum (dependent upon the Obligor's leverage ratio), in the case of a Eurodollar Loan. A per annum rate equal to 2% plus the rate otherwise applicable to such Loan will be assessed on past due principal amounts, and accrued interest payable in arrears.

   The Facility provides for an annual commitment fee between .375% and .75% to be paid on undrawn commitments under the Tranche A and C Term Loans and the Revolver Facility (dependent upon the level of drawn commitments). The Obligor incurred commitment fees of approximately $2 million in both 1998 and 1999. Under the Facility, the Obligor must also fix or limit the interest cost with respect to at least 50% of its total outstanding indebtedness. At December 31, 1999, approximately 85% of the outstanding debt was fixed. At December 31, 1999 committed availability under the Facility was $450 million.

   All obligations of the Obligor under the Facilities are unconditionally and irrevocably guaranteed by each existing and subsequently acquired or organized domestic subsidiary of the Company. Borrowings under the Facility, and any related hedging contracts provided by the lenders thereunder, are collateralized by a first priority lien on substantially all of the assets of the Company and each existing and subsequently acquired or organized domestic subsidiary of the Company, including a first priority pledge of all the capital stock held by Holdings, or any of its subsidiaries, provided that the pledge of shares of foreign subsidiaries may be limited to 65% of the outstanding shares of such foreign subsidiaries. The PCS Licenses will be held by one or more single purpose subsidiaries of the Company and will not be pledged to secure the obligations of the Company under the Facility, although the equity interests of such subsidiaries will be pledged thereunder. Each single purpose subsidiary will not be allowed, by the Company, to incur any liabilities or obligations other than the Bank Facility Guarantee issued by it, the security agreement entered into by it in connection with the Facility, and, in the case of any single purpose subsidiary established to hold real estate, liabilities incurred in the ordinary course of business of such subsidiary which are incident to being the lessee of real property of the purchaser, owner or lessee of equipment, and taxes and other liabilities incurred in the ordinary course in order to maintain its existence.

   The Facility contains financial and other covenants, customary for a facility of this type, including covenants relating to the population covered by Triton's network, number of subscribers and level of service revenue generated, the amount of indebtedness that Triton may incur including customary representations, warranties, indemnities and conditions precedent to borrowing, limitations on dividends, distributions, redemptions and repurchases of capital stock, and events of default.

      The Term Loans are required to be prepaid, and commitments under the Revolving Facility reduced, in an aggregate amount equal to (i) 50% of excess cash flow of each fiscal year commencing with the fiscal year ending December 31, 2001, (ii) 100% of the net proceeds of asset sales, outside the ordinary course of business, or otherwise precluded, (iii) unused insurance proceeds, as defined per the Credit Agreement, (iv) 100% of net cash proceeds received from additional debt issuance, over and above the first $150.0 million (senior and/or subordinated) which Triton may subsequently incur pursuant to the build-out of its PCS network, and (v) 50% of the net cash proceeds received from additional equity issuances other than (1) in connection with certain Equity Commitments, and (2) in the case of (iv) and (v), if, after giving effect to such issuance(s), (a) Triton's ratio of senior debt to EBITDA is less than 5 to 1 and
(b) Triton is in pro forma compliance with required Credit Facility covenants.

   Loans under the Facility are available to fund capital expenditures related to the construction of Triton's PCS network, the acquisition of related businesses, working capital needs of Triton, subscriber acquisition costs, and other permitted business activities, as defined per the Credit Agreement. All indebtedness under the Facility constitutes debt which is senior to Triton's 11% Senior Subordinated Discount Notes.

(11) SUBORDINATED DEBT

   On May 7, 1998, Triton completed an offering (the "Offering") of $512 million of 11% Senior Subordinated Discount Notes ("the Notes"), pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds of the Offering (after deducting an Initial Purchaser's Discount of $9 million) were approximately $291 million.

   Commencing on November 1, 2003, cash interest will be payable semiannually. Each Note was offered at an original issue discount. Although cash interest will not be paid prior to May 1, 2003, the original issue discount will accrue from the issue date to May 1, 2003.

   Triton's publicly held notes may be redeemed at the option of Triton, in whole or in part, at various points in time after May 1, 2003 at redemption prices specified in the indenture governing the notes plus accrued and unpaid interest, if any.

   The Notes are guaranteed on a joint and several basis by all of the subsidiaries of Triton but are not guaranteed by Holdings. The Guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment to all senior debt of the guarantors, including all of their obligations under their guarantees of the Credit Facility.

   Upon a change in control, each holder of the Notes may require Triton to repurchase such Holder's Notes, in whole or in part, at a purchase price equal to 101% of the accreted value thereof or the principal amount at maturity, as applicable, plus accrued and unpaid interest to the purchase date.

   The debt principal begins to mature in 2003 and is fully repaid in 2008.

(12) INCOME TAXES

There was no income tax benefit recorded in 1999. The income tax benefit for the year ended December 31, 1998 consists of the following:

                                    Current       Deferred          Total
                                    --------------------------------------
      US Federal                    $     -        $ 7,054         $ 7,054
      State                         $     -        $   482         $   482
                                    --------------------------------------

                                    $     -        $ 7,536         $ 7,536
                                    --------------------------------------

The income tax benefit differs from those computed using the statutory U.S. Federal income tax rate as set forth below:

                                                      1998      1999
                                                 --------------------
      U.S. Federal statutory rate                     35.00%    35.00%
      State income taxes, net of federal benefit       0.80%     0.00%
      Change in federal valuation allowance          (16.56%)  (34.12%)
      Other, net                                      (0.53%)   (0.88%)
                                                 --------------------
      Effective Tax Rate                              18.71%     0.00%
                                                 ====================

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                          1998          1999
                                                  ---------------------------
Deferred tax assets:
        Non-deductible accrued liabilities             $ 1,049       $    411
        Capitalized startup costs                        2,736          2,176
        Deferred gain                                        -         12,465
        Net operating loss carryforward                 16,022         76,607
                                                  ---------------------------
                                                        19,807         91,659
        Valuation allowance                             (8,506)       (66,684)

                      Net deferred tax assets           11,301         24,975
                                                  ---------------------------

Deferred liabilities

        Intangible assets                               21,438         23,173
        Capitalized interest                             1,150          1,139
        Depreciation and amortization                      376         12,326
                                                  ---------------------------

                      Deferred tax liabilities          22,964         36,638
                                                  ---------------------------

Net deferred tax liabilities                           $11,663        $11,663
                                                  ===========================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not Triton will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 1999.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

   Fair value estimates, assumptions, and methods used to estimate the fair value of Triton's financial instruments are made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. Triton has used available market information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts Triton could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

                                                     December 31,
                                  ----------------------------------------------------
                                          1998                           1999
                                  ----------------------      ------------------------
                                  Carrying    Estimated       Carrying      Estimated
                                   Amount     Fair Value       Amount       Fair Value
                                  ----------------------      ------------------------
                                                     (in thousands)
        Interest rate swaps              -         623              -          2,547
        Long-term debt:
             Subordinated debt     313,648     239,355        350,639        363,512
             Bank term loan        150,000     150,000        150,000        150,000
        Capital leases               2,322       2,322          5,274          5,274
        Marketable securities       23,612      23,612            --              --

   The carrying amounts of cash and cash equivalents, accounts and notes receivable, bank overdraft liability, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of the instruments.

   The fair value of marketable securities is estimated based on quoted market prices. We did not hold any marketable securities at December 31, 1999. At December 31, 1998, marketable securities consisted of the following:

                                                                  Unrealized
                                                   Cost    Fair Value    Gain (Loss)
                                                   ----    ----------    ----------
                                                           (in thousands)
        Available for sale securities:
        Debt securities due in one year or less   $23,612    $23,612          -

   Long-term debt is comprised of subordinated debt, bank term loan, and capital leases. The fair value of subordinated debt is stated at quoted market value. The carrying amount of bank loans are a reasonable estimate of its fair value because market interest rate interest are variable. Capital leases are recorded at their net present value, which approximates fair value.

Triton enters into interest rate swaps to hedge against the effect of interest rate fluctuation on the variable portion of its debt. We do not hold or issue financial instruments for trading or speculative purposes. A 100 basis point fluctuation in market rates would not have a material effect on Triton's overall financial condition.

As of December 31, 1999 Triton had two interest rate swap transactions outstanding as follows:

Term              Notional    Fixed Rate Variable Rate  Net Receivable  Fair Value
----              --------    ---------- -------------  --------------  ----------
12/8/98-12/4/03  $35,000,000    4.805%      6.12%          $33,272      $1,154,014
12/8/98-12/4/03  $40,000,000    4.760%      6.12%          $39,325      $1,393,070

As of December 31, 1999, the aggregate non-amortizing swap notional amount was $75 million. Triton pays a fixed rate and receives 3-Month USD-LIBOR-BBA. Net interest positions are settled quarterly. Swap counter-parties are major commercial banks.

Management believes that determining a fair value for Holdings preferred stock is impractical due to the closely held nature of these investments.

(14) RELATED-PARTY TRANSACTIONS

   Triton is associated with Triton Cellular Partners L.P. (Triton Cellular) by virtue of certain management overlap. As part of this association, certain costs are incurred on behalf of Triton Cellular and subsequently reimbursed to Triton. Such costs totaled $148,000, $482,000 and $2.2 million during 1997, 1998 and 1999, respectively. In addition, pursuant to an agreement between Triton and Triton Cellular, allocations for management services rendered are charged to Triton Cellular. Such allocations totaled $469,000 and $505,000 for 1998 and 1999, respectively. The outstanding balance at December 31, 1998 and 1999 was $951,000 and $1.0 million, respectively. Triton expects settlement of these outstanding charges during 2000.

   In January 1998, we entered into a master service agreement with a related party pursuant to which the related party will provide Triton with radio frequency design and system optimization support services.

   In February 1998, Triton entered into a credit facility for which affiliates of certain investors serve as agent and lenders. In connection with execution of the credit facility, the agent and lenders receive customary fees and expenses.

   In May 1998, Triton consummated a private offering of senior subordinated notes. Affiliates of several cash investors were initial purchasers in the private offering and received a placement fee of $6.3 million.

(15) COMMITMENTS AND CONTINGENCIES

   (a) LEASES

   Triton has entered into various leases for its offices, land for cell sites, cell sites, and furniture and equipment under capital and operating leases expiring through 2027. Triton has various capital lease commitments of approximately $5.3 million as of December 31, 1999. As of December 31, 1999, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

                                               Operating  Capital
                                               --------- --------
                                                  (in thousands)
      2000                                      $ 21,755 $  1,582
      2001                                        21,247    1,572
      2002                                        20,709    1,475
      2003                                        19,236    1,115
      2004                                         7,288      297
      Thereafter                                 116,754        -
                                                -------- --------

        Total                                   $206,989    6,041
                                                ========
      Interest expense                                        767
                                                         --------
      Net present value of future payments                  5,274
      Current portion of capital lease obligation           1,277
                                                         --------
                                                         $  3,997
                                                         ========

   Rent expense under operating leases was $3.0 million and $13.2 million for the year ended December 31, 1998 and 1999, respectively.

   (b) LITIGATION

   Triton has been involved in litigation relating to claims arising out of its operations in the normal course of business. Triton does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on Triton's results of operations.

(16) PREFERRED STOCK AND SHAREHOLDER'S EQUITY

   (a) CAPITAL CONTRIBUTIONS

On February 4, 1998, pursuant to the Securities Purchase Agreement, Holdings issued $140.0 million of equity to certain institutional investors and management shareholders in exchange for irrevocable capital commitments aggregating $140.0 million. The Securities Purchase Agreement provided that the cash contributions be made to Holdings. Holdings directed that all cash contributions subsequent to the initial cash contributions be made directly to Triton. All contributions have been received as of December 31, 1999.

   (b) INITIAL PUBLIC OFFERING

   On October 27, 1999, Holdings completed an initial public offering of shares of its Class A common stock and raised approximately $190.2 million, net of $16.8 million of costs. Affiliates of Affordable Housing Community Development Corporation and J.P. Morgan Investment Corporation, each of which beneficially owns more than 5% of the Company's stock, served as underwriters and received underwriter's fees in connection with the initial public offering.

(17) 401(K) SAVINGS PLAN

   Triton sponsors a 401(k) Savings Plan which permits employees to make contributions to the Savings Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code.

Substantially all full-time employees are eligible to participate in the next quarterly open enrollment after 90 days of service. Triton matches a portion of the voluntary employee contributions. The cost of the Savings Plan charged to expense was $65,000 in 1998 and $482,400 in 1999.

(18) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                               1998      1999
                                                                             --------  --------
                                                                              (in thousands)
        Cash paid during the year for interest, net of amounts capitalized.  $  8,150  $  4,111
        Non-cash investing and financing activities:
            Equipment acquired under capital lease obligation                   2,529     3,456
            Holdings' capital contribution in connection with conversion of
              short-term debt to equity.                                       13,362         -
            Issuance of Holdings' Preferred stock in connection with Norfolk
              Acquisition                                                      14,555         -
            Issuance of Holdings' Preferred stock in connection with AT&T
              transaction net of deferred taxes                               100,947         -
            Issuance of Holdings' Preferred stock in connection with
              Savannah/Athens Transaction                                           -    10,432
            Capital expenditures included in accounts payable                  21,027    26,145

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   None.


PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

      Omitted pursuant to General Instruction I(2) of the Form 10-K requirement.

ITEM 11.  EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

      Omitted pursuant to General Instruction I(2) of the Form 10-K requirement.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

      Omitted pursuant to General Instruction I(2) of the Form 10-K requirement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Omitted pursuant to General Instruction I(2) of the Form 10-K requirement.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND FORMS 8-K

(a)   EXHIBITS

3.1 Certificate of Incorporation to Triton PCS, Inc. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.2 By-laws of Triton PCS, Inc. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.3        Certificate of Incorporation of Triton Management Company, Inc.
           (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.4 Bylaws of Triton Management Company, Inc. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.5 Certificate of Formation of Triton PCS Holdings Company L.L.C (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.6        Certificate of Formation of Triton PCS License Company L.L.C.
           (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.7 Limited Liability Company Agreement of Triton PCS License Company L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.8 Limited Liability Company Agreement of Triton PCS Holdings Company L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.9        Certificate of Formation of Triton PCS Equipment Company L.L.C.
           (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.10 Limited Liability Company Agreement of Triton PCS Equipment Company L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.11 Certificate of Formation of Triton PCS Operating Company L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.12 Limited Liability Company Agreement of Triton PCS Operating Company L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.13 Certificate of Formation of Triton PCS Property Company L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
3.14 Limited Liability Company Agreement of Triton PCS Property Company L.L.C. (incorporated by reference to the corresponding exhibit to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).
4.2 Indenture, dated as of May 4, 1998, between Triton PCS, Inc., the Guarantors party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
4.3 First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Triton PCS, Inc. and its subsidiaries, for the quarter ended March 31, 1999).

10.1 Credit Agreement, dated as of February 3, 1998 (the "Credit Agreement"), among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit
           10.1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.2 First Amendment, Consent and Waiver, dated as of April 16, 1998, to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.3 Second Amendment, dated as of July 29, 1998, to the Credit Agreement (incorporated by reference to Exhibit 10.2.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.4 Fourth Amendment, dated as of March 29, 1999, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS, Inc. and its subsidiaries, for the quarter ended March 31,
           1999).
10.5 Fifth Amendment, dated as of September 22, 1999, to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.6 Securities Purchase Agreement, dated as of October 8, 1997, (the "Securities Purchase Agreement") among AT&T Wireless PCS, Inc., the cash equity investors listed on the signature pages thereto, the management stockholders listed on the signature pages thereto and Triton PCS, Inc., now known as Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.7 Amendment No. 1 to Securities Purchase Agreement, dated as of March 10, 1998 (incorporated by reference to Exhibit 10.4 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.8 Closing Agreement, dated as of February 4, 1998, among AT&T Wireless PCS, Inc., the cash equity investors listed on the signature pages thereto, the management stockholders listed on the signature pages thereto, and Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.9 Asset Purchase Agreement, dated as of March 10, 1998, between Triton PCS, Inc. and Vanguard Cellular Systems of South Carolina, Inc. (incorporated by reference to Exhibit 10.6 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.10 Preferred Stock Purchase Agreement by and among Cash Equity Investors, Management Stockholders, Independent Directors, and Triton PCS Holdings, Inc. dated as of June 29, 1998 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.11 License Exchange and Acquisition Agreement dated as of June 8, 1999 by and among Triton PCS Holdings, Inc., Triton PCS License Company L.L.C., and AT&T Wireless PCS, Inc. (incorporated by reference to
           Exhibit 10.13 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.12 Preferred Stock Repurchase and Issuance Agreement, dated as of December 7, 1998 by and among J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., the investors listed as cash equity investors on the signature pages thereto, Triton PCS Holdings, Inc., and certain of Triton PCS Holdings, Inc.'s other stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.14 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.13 Norfolk Preferred Stock Purchase Agreement, dated as of December 31, 1998 by and among the cash equity investors listed on Schedule I thereto, the management stockholders listed on Schedule II thereto, the independent directors listed on Schedule III thereto, and Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.14 AT&T Wireless Services Network Membership License Agreement, dated as of February 4, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.8 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.15 Amendment No. 1 to AT&T Wireless Services Network Membership License Agreement, dated as of December 31, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to
           Exhibit 10.17 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.16 Amendment No. 2 to AT&T Wireless Services Network Membership License Agreement, dated as of June 8, 1999, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit
           10.18 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.17 Stockholders' Agreement, dated as of February 4, 1998, among AT&T Wireless PCS, Inc., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, Patricia Gallagher and David Standig (incorporated by reference to Exhibit 10.9 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.18 Amendment No. 1 to Stockholders' Agreement, dated as of December 31, 1998, among AT&T Wireless PCS, Inc., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc., DAG- Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, David Standig, Michael Mears, Michael E. Kalogris, as Trustee under Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated June 26, 1998, Scott Anderson and John Beletic (incorporated by reference to Exhibit 10.20 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.19 Amendment No. 2 to Stockholders' Agreement, dated as of June 8, 1999, among AT&T Wireless PCS, Inc., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, David Standig, Michael Mears, Michael E. Kalogris, as Trustee under Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated June

           26, 1998, Scott Anderson and John Beletic (incorporated by reference to Exhibit 10.21 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.20 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit
           10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.21 Intercarrier Roamer Service Agreement, dated as of February 4, 1998, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.11 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.22 Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of December 31, 1998, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit
           10.24 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.23 Amendment No. 2 to Intercarrier Roamer Service Agreement, dated as of June 8, 1999, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.25 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
++ 10.24 Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
++ 10.25 First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.26 Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.27 Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Michael E. Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.28 Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit
           10.39 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.29 Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit
           10.40 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.30 Employment Agreement, dated as of January 8, 1998, between Triton Management Company and Clyde Smith (incorporated by reference to
           Exhibit 10.17 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.31 Employment Agreement, dated as of February 4, 1998, between Triton Management Company and Steven R. Skinner (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.32 Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Steven R. Skinner (incorporated by reference to Exhibit 10.18.1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.33 Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of December 31, 1998 (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.34 Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of June 8, 1999 (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.35 Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.36 Form of Pledge Agreement, dated as of February 4, 1998, between certain shareholders and Triton PCS, Inc. Each of (a) Michael E. Kalogris, (b) Steven R. Skinner, (c) Sixty Wall Street SBIC Fund, L.P., (d) CB Capital Investors, L.P., (e) J.P. Morgan Investment Corporation, (f) DAG-Triton PCS, L.P., (g) First Union Capital Partners, Inc., (h) Toronto Dominion Capital (USA), Inc. and (i) Private Equity Investors III, L.P., are party to separate Pledge Agreements. The terms of each Pledge Agreement are identical other than (1) the shareholder party thereto and (2) the number of shares of stock held by such shareholder and, therefore, the number of shares subject to the applicable Pledge Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.37 Master Tower Site Lease Agreement, dated as of May 28, 1998, between Triton PCS Property Company L.L.C. and AT&T Corp (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.38 Independent Director Stock Award Plan adopted as of February 4, 1998 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.39 Asset Purchase Agreement dated as of August 20, 1998 between Triton PCS Holdings, Inc. and AT&T Wireless PCS, Inc (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.40 Asset Purchase Agreement, dated as of July 13, 1999, among Triton PCS Operating Company, L.L.C., Triton PCS Property Company L.L.C. and American Tower, L.P (incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.41 Form of Stockholders Letter Agreement for management employees (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.42 Form of Stockholders Letter Agreement for independent directors (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).
10.43 Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to Exhibit 10.45 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.44 Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.45 Form of First Amended and Restated Stockholders' Agreements among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, Patricia Gallagher and David Standig (incorporated by reference to Exhibit
           10.47 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
10.46 Form of Amendment No. 1 to Investors Stockholders' Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit
           10.48 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).
24.1       Power of Attorney (set forth on the signature page of this report).
27.1       Financial Date Schedule

---------------------
++ Portions of this exhibit have been omitted under a SEC order granting confidential treatment under the Securities Act.

(b) (1)    FINANCIAL STATEMENTS

   The following financial statements have been included as Part of this report:

   Report of PricewaterhouseCoopers LLP                               F-2
   Consolidated Balance Sheets                                        F-3
   Consolidated Statements of Operations                              F-4
   Consolidated Statements of Shareholder's Equity (Deficit)          F-5
   Consolidated Statements of Cash Flows                              F-6
   Notes to Consolidated Financial Statements                         F-7

(b) (2)    Financial Statement Schedules.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholder of Triton PCS, Inc.:

       Our audits of the consolidated financial statements of Triton PCS Inc., and its subsidiaries referred to in our report dated February 25, 2000 appearing under Item 8 on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed under Item 14(b)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers

Philadelphia, Pennsylvania
February 25, 2000

                                              TRITON PCS INC.

                              SCHEDULE II - VALUATION AND QULAIFYING ACCOUNTS
                                               (in thousands)


                                                          Additions     Deductions       Add
                                          Balance at     Charged to    Credited to       Myrtle      Balance
                                           Beginning      Cost and      Costs and        Beach       At end
                                            Of Year       Expenses      Expenses      Acquisitions    Year
                                          ---------      ----------    -----------    ------------   -------
Allowance for doubtful accounts:

     Year ended December 31, 1998                 -           636            480           915        1,071

     Year ended December 31, 1999             1,071         2,758          2,064             -        1,765


Inventory Obsolesce Reserve:

     Year ended December 31, 1999                 -           177              -             -          177


Valuation Allowance for Deferred Tax Assets:

    Year ended December 31, 1997                  -         1,584              -             -        1,584

    Year ended December 31, 1998              1,584         6,922              -             -        8,506

    Year ended December 31, 1999              8,506        58,178              -             -       66,684

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)   FORM 8-K

   None.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on March 29, 2000.

                          Triton PCS, Inc.


                          By:  /s/ MICHAEL E. KALOGRIS
                             -------------------------------------------
                               Sole Director and Chief Executive Officer

                          Triton Management Company, Inc.

                          By:  /s/  MICHAEL KALOGRIS
                             -------------------------------------------
                               Sole Director and Chief Executive Officer

                          Triton PCS Holdings Company L.L.C.
                          By: Triton Management Company, Inc, its manager

                          By:  /s/  MICHAEL KALOGRIS
                             -------------------------------------------
                               Sole Director and Chief Executive Officer

                          Triton PCS Property Company L.L.C., Inc.
                          By: Triton Management Company, Inc., its manager

                          By:  /s/ MICHAEL KALOGRIS
                             -------------------------------------------
                               Sole Director and Chief Executive Officer

                          Triton PCS Equipment Company L.L.C.
                          By: Triton Management Company, Inc., its manager

                          By:  /s/  MICHAEL KALOGRIS
                             -------------------------------------------
                               Sole Director and Chief Executive Officer

                          Triton PCS Operating Company L.L.C.
                          By: Triton Management Company, Inc., its manager

                          By:  /s/  MICHAEL KALOGRIS
                             -------------------------------------------
                               Sole Director and Chief Executive Officer

                          Triton PCS License Company L.L.C.
                          By: Triton Management Company, Inc., its manager

                          By:  /s/  MICHAEL KALOGRIS
                             -------------------------------------------
                               Sole Director and Chief Executive Officer

                          By:  /s/  DAVID CLARK
                             -------------------------------------------
                               Senior Vice President, Chief Financial
                                     Officer, and Secretary