Form 10-Q
period 2000-03-31
TRITON PCS INC
filed 2000-05-12
CIK 1064735

Type:  10Q
Sequence:   1
Description:   Form 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form  10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000.

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
                       TRITON PCS HOLDINGS COMPANY L.L.C.
                        TRITON MANAGEMENT COMPANY, INC.
                               1100 Cassatt Road
                               Berwyn, PA  19312

                                 (610) 651-5900

            Delaware                                        23-2930873
            Delaware                                        23-2941874
            Delaware                                        23-2941874
            Delaware                                        23-2941874
            Delaware                                        23-2941874
            Delaware                                        23-2941874
            Delaware                                        23-2940271

  (STATE OR OTHER JURISDICTIONS                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBERS)


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

The registrants meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format provided therein.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                                TRITON PCS, INC.

                              FIRST QUARTER REPORT

                               Table of Contents


PART I  Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets at December 31, 1999 and March 31, 2000 (unaudited)

        Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000 (unaudited)

        Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000 (unaudited)

        Notes to Financial Statements (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                TRITON PCS, INC.
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                          December 31,           March 31,
                                                                             1999                  2000
                                                                          (unaudited)           (unaudited)
ASSETS:
Current assets:
       Cash and cash equivalents                                           $ 186,251              $ 111,005
       Due from related party                                                  1,099                  1,728
       Accounts receivable, net of  $1,765 and $1,764                         29,064                 29,587
       Inventory, net                                                         15,270                 20,981
       Prepaid expenses and other current assets                               7,674                 10,807
                                                                         ----------------------------------
Total current assets                                                         239,358                174,108

Property and equipment:
       Land                                                                      313                    313
       Network infrastructure and equipment                                  304,656                358,251
       Office furniture and equipment                                         38,382                 42,318
       Capital lease assets                                                    5,985                  6,403
       Construction in progress                                              105,593                127,573
                                                                         ----------------------------------
                                                                             454,929                534,858
Less accumulated depreciation                                                (33,065)               (51,481)
                                                                         ----------------------------------
Net property and equipment                                                   421,864                483,377

Intangible assets, net                                                       315,538                311,796
Other long-term assets                                                         3,037                  3,038
                                                                         ----------------------------------

Total Assets                                                               $ 979,797              $ 972,319
                                                                         ==================================

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
       Accounts payable                                                    $  82,129              $ 101,040
       Accrued payroll & related expenses                                      9,051                  6,191
       Accrued expenses                                                        4,890                 13,667
       Deferred revenue                                                        5,526                  7,021
       Other liabilities                                                       3,093                  3,180
                                                                         ----------------------------------
Total current liabilities                                                    104,689                131,099

Long-term debt                                                               504,636                514,479
Deferred income taxes                                                         11,718                 11,718
Deferred gain on sale of property and equipment                               30,641                 30,345
                                                                         ----------------------------------
Total Liabilities                                                            651,684                687,641

SHAREHOLDER'S EQUITY:
Common stock $0.01 par value, 1,000 shares
    authorized, 100 shares issued and outstanding                                  -                      -
Additional paid-in capital                                                   531,026                545,124
Accumulated deficit                                                         (186,061)              (230,424)
Deferred compensation                                                        (16,852)               (30,022)
                                                                         ----------------------------------
Total Shareholder's Equity                                                   328,113                284,678
                                                                         ----------------------------------

Total Liabilities and Shareholder's Equity                                 $ 979,797              $ 972,319
                                                                         ==================================

                See accompanying notes to financial statements.

                                TRITON PCS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                     Three Months Ended
                                         March 31,
                                     1999         2000
                                  (unaudited)  (unaudited)
Revenues:
 Service                           $   6,544    $  37,993
 Roaming                               2,771       18,126
 Equipment                             2,225        6,729
                                   ---------    ---------
   Total revenue                      11,540       62,848

Expenses:
 Cost of service                       6,587       26,384
 Cost of equipment                     3,604       11,732
 Selling and marketing                 7,646       19,544
 General and administrative            7,808       17,450
 Non-cash compensation                   410        1,197
 Depreciation and amortization         5,511       21,779
                                   ---------    ---------

    Loss from operations             (20,026)     (35,238)

Interest and other expense            10,000       11,835
Interest and other income              1,120        2,710
                                   ---------    ---------

Net loss                            ($28,906)    ($44,363)
                                   =========    =========


                See accompanying notes to financial statements.

                                TRITON PCS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                               1999         2000
                                                            (unaudited)  (unaudited)
Cash flows from operating activities:
Net loss                                                     $(28,906)    $(44,363)
Adjustments to reconcile net loss to cash
used in operating activities:
   Depreciation and amortization                                5,511       21,779
   Accretion of interest                                        8,842       10,208
   Bad debt expense                                               256        1,072
   Non-cash compensation                                          410        1,197

Change in operating assets and liabilites:
   Accounts receivable                                         (4,792)      (1,595)
   Inventory                                                   (5,306)      (5,711)
   Prepaid expenses and other current assets                   (1,057)      (3,133)
   Other                                                       (2,228)          (1)
   Accounts payable                                            (4,651)     (32,657)
   Accrued payroll and related expenses                        (1,325)      (2,860)
   Accrued expenses                                            (1,880)       8,777
   Deferred revenue                                                89        1,495
   Other liabilities                                              793        (209)
                                                            ---------    ---------
     Net cash used in operating activities                    (34,244)     (46,001)

Cash flows from investing activities:
Capital expenditures                                          (18,657)     (27,904)
Purchase of marketable securities                             (29,475)          --
                                                            ---------    ---------
     Net cash used in investing activities                    (48,132)     (27,904)

Cash flows from financing activities:
Capital contributions from parent                              37,044           --
Payment of deferred transaction costs                            (168)        (261)
Advances to related party, net                                   (475)        (629)
Principal payments under capital lease obligations                (45)        (451)
                                                            ---------    ---------
     Net cash provided by (used in) financing activities       36,356       (1,341)
                                                            ---------    ---------
Net decrease in cash                                          (46,020)     (75,246)

Cash and cash equivalents, beginning of period                146,172      186,251
                                                            ---------    ---------
Cash and cash equivalents, end of period                     $100,152     $111,005
                                                            =========    =========

Non-cash investing and financing activities:
     Capital expenditures included in accounts payable        $12,948      $51,568
     Deferred stock compensation, net                         $   200      $14,367

                See accompanying notes to financial statements.

                                TRITON PCS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (unaudited)



(1)  Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared
     by management.   In the opinion of management, these financial statements
     contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. ("Triton" or the "Company"). The results of operations for the three months ended March 31, 2000 are not indicative of the results that may be expected for the year ending December 31, 2000. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 which include information and disclosures not included herein.

     Triton is a wholly owned subsidiary of Triton PCS Holdings, Inc. ("Holdings" or "Parent"). The consolidated accounts of the Company include Triton and its wholly-owned subsidiaries. All significant intercompany accounts or balances have been eliminated in consolidation.

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2)  New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on the Company's results of operations, financial position, or cash flows.

     On April 3, 2000 the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after December 15, 1998. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN No. 44 are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, FIN No. 44 will have on the Company's financial position or results of operations.

     On March 24, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB No. 101, "Revenue Recognition", to the three month period ending June 30, 2000. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, the SAB will have on the Company's financial position or results of operations.


(3)  Employee Stock Purchase Plan

     In January 2000, Holdings adopted an Employee Stock Purchase Plan ("the Plan"). Under the plan, employees can choose to have up to 15% of their annual earnings withheld, with a maximum of $10,000 per year, to purchase Holding's Class A common stock. Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1st , April 1st, July 1st, and October 1st, during which employees can participate. The purchase price is determined at the discretion of the Stock

     Plan Committee, but shall not be less than the lesser of: (i) eighty-five (85%) of the fair market value on the first business day of each offering period or (ii) eighty-five percent (85%) of the fair market value on the last business day of the offering period. Holdings received $0.3 million during the first quarter of 2000 and issued 8,840 shares of Class A common stock in April 2000 under the Plan.

(4)  Stock Compensation

     On March 22, 2000, Holdings granted, through a common stock trust established for grants of common stock to management employees and independent directors, 237,511 shares of restricted Class A common stock to certain management employees. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $15.1 million was recorded based on the estimated fair value at the date of issuance. In February 2000, an employee resigned employment with the Company and forfeited $0.7 million of deferred compensation and returned 94,970 shares to the trust.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

As used herein, the terms, "Triton," "we," "our" and similar terms refer collectively to Triton PCS, Inc. and its consolidated subsidiaries. The following discussion and analysis is based upon the financial statements of Triton for the periods presented herein, and should be read in conjunction with Triton's consolidated financial statements and related notes of the Company as of December 31, 1999 and for the year then ended.


FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by us with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "management anticipates," "will continue," "is anticipated," "is estimated" or similar expressions (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


OVERVIEW

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

On June 30, 1998, we acquired an existing cellular system serving Myrtle Beach and the surrounding area from Vanguard Cellular Systems of South Carolina, Inc. In connection with this acquisition, we began commercial operations and earning recurring revenue in July 1998. We integrated the Myrtle Beach system into our personal communications services network as part of our Phase I network deployment. Substantially all of our revenues prior to 1999 were generated by cellular services provided in Myrtle Beach. Our results of operations do not include the Myrtle Beach system prior to our acquisition of that system.

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our personal communications services network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed the second phase during the first quarter of 2000, launching 21 additional markets. We have began the third phase of our network build-out which is expected to be completed by 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Subscribers

Net additions were 47,416 and 9,934 for the three months ended March 31, 2000 and 1999, respectively. Subscribers were 242,620 and 43,778 as of March 31, 2000 and 1999, respectively. The increase in gross additions and subscribers over the same period in 1999 was primarily due to launching 27 additional markets as part of the Phase I and Phase II network build-out.

Revenues

Service revenues were $38.0 million and $6.5 million for the three months ended
March 31, 2000 and 1999, respectively.   The increase in service revenues of
$31.5 million was due primarily to increases of $18.9 million in markets launched prior to March 31, 1999 and $12.6 million in the 27 additional markets launched between April 1, 1999 and March 31, 2000. Equipment revenues were $6.7 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. The equipment revenues increase of $4.5 million over the same period in 1999 was due primarily to the increase in subscribers in the 27
additional markets launched.   Roaming revenues were $18.1 million and $2.8
million for the three months ended March 31, 2000 and 1999, respectively. The increase in roaming revenues of $15.3 million was due primarily to increases in revenue of $8.1 million in markets launched prior to March 31, 1999 and $7.2 million in the 27 additional markets launched between April 1, 1999 and March 31, 2000.

Costs of Service and Equipment

Costs of service and equipment were $38.1 million and $10.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $27.9 million over the same period in 1999 was due primarily to increases of $19.8 million in cost of service due to the deployment of network infrastructure as part of the Phase II build-out and increases of $8.1 million in equipment costs due to gross additions in the 27 additional markets launched.

Selling and Marketing Expenses

Selling and marketing costs were $19.5 million and $7.6 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $11.9 million over the same period in 1999 was due to advertising and promotion costs associated with the 27 additional markets launched as part of the Phase I and II network build-out.

General & Administrative Expenses

General and administrative expenses were $17.5 million and $7.8 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $9.7 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with launching 27 additional markets and the corresponding growth in subscriber base.

Non-cash Compensation

Non-cash compensation was $1.2 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $0.8 million over the same period in 1999 was attributable to the vesting of restricted shares.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $21.8 million and $5.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $16.3 million over the same period in 1999 relates primarily to depreciation of our fixed assets as well as the amortization on our personal communications services licenses and the AT&T agreements upon the commercial launch of our Phase I and Phase II markets.

Interest Expense & Income

Interest expense was $11.8 million, net of capitalized interest of $2.5 million, for the three months ended March 31, 2000. Interest expense was $10.0 million, net of capitalized interest of $3.0 million, for the three months ended March 31, 1999. The increase of $1.8 million over the same period in 1999 relates primarily to greater commitment fees for the increase in our credit facility from $450.0 million to $600.0 million in September 1999.

Interest income was $2.7 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $1.6 million over the same period in 1999 was due primarily to interest on greater cash balances.

Net Loss

Net loss was $44.4 million and $28.9 million for the three months ended March 31, 2000 and 1999, respectively. The increase of $15.5 million over the same period in 1999 resulted primarily from the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had $111.0 million in cash and cash equivalents, as compared to $186.3 million in cash and cash equivalents at December 31, 1999. Net working capital was $43.0 million at March 31, 2000 and $134.7 million at December 31, 1999.

Net Cash Used in Operating Activities

The $46.0 million in cash used by operating activities during the three month period ending March 31, 2000 relates primarily to an increase in sales, marketing and operating activities related to launching eight new markets and the ongoing establishment of the regional organization structures.

Net Cash Used in Investing Activities

The $27.9 million in cash used by investing activities during the three month period ending March 31, 2000 was for the purchase of capital expenditures related to the Phase I and Phase II network build-out.

Net Cash Used by Financing Activities

The $1.3 million used by financing activities during the three month period ending March 31, 2000 relates primarily from advances to related parties and payments towards our capital lease obligations.


Liquidity

We believe that cash on hand and available credit facility borrowings, will be sufficient to meet our projected capital requirements. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $600.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under these facilities are subject to customary terms and conditions. As of March 31, 2000, we had drawn $150.0 million. Although we estimate that the cash on hand and available credit facility will be sufficient to buildout our network and to enable us to offer services to 100% of the potential customers in our licensed area, it is possible that additional funding will be necessary.


YEAR 2000 DISCLOSURE

We did not experience any significant malfunctions or errors in our operations or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap year-related problems, may occur with billing, payroll, or financial closings at month, quarter or year-end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant year 2000 or similar problems that have arisen for our customers and suppliers.

We expended $0.4 million on Year 2000 readiness efforts since our inception through 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software, as well as identifying and remediating Year 2000 problems.


INFLATION

The Company does not believe that inflation has had a material impact on operations.


NEW ACCOUNTING PRONOUNCEMENTS

On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the financial impact of adoption of SFAS No. 133. The adoption is not expected to have a material effect on the Company's results of operations, financial position, or cash flows.

On April 3, 2000 the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" which clarifies, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after December 15, 1998. To the extent that FIN No. 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN No. 44 are recognized on a prospective basis from July 1, 2000. Management is currently evaluating the impact, if any, FIN No. 44 will have on the Company's financial position or results of operations.

On March 24, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101A which amends the implementation date of SAB No. 101, "Revenue Recognition", to the three month period ending June 30, 2000. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. Management is currently assessing the impact, if any, the SAB will have on the Company's financial position or results of operations.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         3.1 Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to the corresponding exhibit to the Form S-4 registration statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715 (the "Form S-4")).

         3.2 Bylaws of Triton PCS, Inc. (incorporated by reference to the corresponding exhibit to the Form S-4).

         3.3 Certificate of Formation of Triton PCS Holdings Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

         3.4 Certificate of Formation of Triton PCS License Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

         3.5 Limited Liability Company Agreement of Triton PCS License Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

         3.6 Limited Liability Company Agreement of Triton PCS Holdings Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

         3.7 Certificate of Formation of Triton PCS Equipment Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

         3.8 Limited Liability Company Agreement of Triton PCS Equipment Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

         3.9 Certificate of Formation of Triton PCS Operating Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

        3.10 Limited Liability Company Agreement of Triton PCS Operating Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

        3.11 Certificate of Formation of Triton PCS Property Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

        3.12  Limited Liability Company Agreement of Triton PCS Property
              Company L.L.C. (incorporated by reference to the corresponding exhibit on the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-7715).

         4.1 Indenture, dated as of May 4, 1998, between Triton PCS, Inc., the Guarantors party thereto and PNC Bank, National Association (incorporated by reference to exhibit 4.1 of the Form S-4 registration statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

         4.2 First Supplemental Indenture, dated as of March 30, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to exhibit 4.2 of the Form S-4).

        10.1 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

        10.2 Amendment No. 1 to Investor Stockholders' Agreement, dated as of October 27, 1999 among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to exhibit 10.47 of the Form S-1)

        10.3 First Amended and Restated Stockholders' Agreement, dated as of October 27, 1999, among AT&T Wireless PCS LLC, Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (U.S.A.), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, Michael Mears, Scott Anderson, Cedar Grove Partners, John Beletic, Stephen McNulty, William Robinson, Daniel Hopkins, Laura Porter, Kristine Robinson, Andrew Davies, Mike James, Shekhar Deshpande, Christine Davies, Daniel Graney, Gerald Dudzik, Mark Davis, Nicholas Pepenelli, R.A. Robinson, Scott Basham, Patricia Gallagher and David Standig (incorporated by reference to exhibit 10.45 of the Form S-1).

        27.1  Financial Data Schedule.

        (b)   Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, State of Pennsylvania, on May 11, 2000.


                              Triton PCS, Inc.

                              By:   /s/ Michael E. Kalogris
                                  ----------------------------------------------
                                    Sole Director and CEO
                                    Triton Management Company, Inc.


                              By:   /s/ David Clark
                                  ----------------------------------------------
                                    Executive Vice President & CFO

                              Triton Management Company, Inc.

                              By:   /s/ Michael E. Kalogris
                                  ----------------------------------------------
                                    Sole Director and CEO


                              By:   /s/ David Clark
                                  ----------------------------------------------
                                    Executive Vice President & CFO


                              Triton PCS Holdings Company L.L.C.

                              By:  Triton Management Company, Inc., its manager

                              By:   /s/ Michael E. Kalogris
                                  ----------------------------------------------
                                    Sole Director and CEO


                              By:   /s/ David Clark
                                  ----------------------------------------------
                                    Executive Vice President & CFO

                              Triton PCS Property Company L.L.C.

                              By:  Triton Management Company, Inc., its manager

                              By:   /s/ Michael E. Kalogris
                                  ----------------------------------------------
                                    Sole Director and CEO


                              By:   /s/ David Clark
                                  ----------------------------------------------
                                    Executive Vice President & CFO

                              Triton PCS Equipment Company L.L.C.

                              By:  Triton Management Company, Inc., its manager

                              By:   /s/ Michael E. Kalogris
                                  ----------------------------------------------
                                    Sole Director and CEO


                              By:   /s/ David Clark
                                  ----------------------------------------------
                                    Executive Vice President & CFO

                              Triton PCS Operating Company L.L.C.

                              By:  Triton Management Company, Inc., its manager

                              By:   /s/ Michael E. Kalogris
                                  ----------------------------------------------
                                    Sole Director and CEO


                              By:   /s/ David Clark
                                  ----------------------------------------------
                                    Executive Vice President & CFO

                              Triton PCS License Company L.L.C.

                              By:  Triton Management Company, Inc., its manager

                              By:   /s/ Michael E. Kalogris
                                  ----------------------------------------------
                                    Sole Director and CEO


                              By:   /s/ David Clark
                                  ----------------------------------------------
                                    Executive Vice President & CFO