Form 10-Q
period 2000-09-30
TRITON PCS INC
filed 2000-11-13
CIK 1064735

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  Form  10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ______
    ---

                               TRITON PCS, INC.

                             THIRD QUARTER REPORT

                               Table of Contents


PART I    Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000 (unaudited)

         Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 2000 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.   Financial Information

Item I.  Financial Statements

                               TRITON PCS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                December 31,   September 30,
                                                                                    1999           2000
                                                                                (unaudited)     (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                        $ 186,251      $   13,135
  Due from related party                                                               1,099             153
  Accounts receivable, net of $1,765 and $2,229, respectively                         29,064          42,740
  Inventory, net                                                                      15,270          22,678
  Prepaid expenses and other current assets                                            7,674          17,483
                                                                                ----------------------------
Total current assets                                                                 239,358          96,189

Property and equipment:
  Land                                                                                   313             313
  Network infrastructure and equipment                                               304,656         571,022
  Office furniture and equipment                                                      38,382          51,094
  Capital lease assets                                                                 5,985           7,839
  Construction in progress                                                           105,593          92,315
                                                                                ----------------------------
                                                                                     454,929         722,583
Less accumulated depreciation                                                        (33,065)        (90,301)
                                                                                ----------------------------
Net property and equipment                                                           421,864         632,282
Intangible assets, net                                                               315,538         304,895
Other long-term assets                                                                 3,037           3,051
                                                                                ----------------------------

Total Assets                                                                       $ 979,797      $1,036,417
                                                                                ============================

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
  Accounts payable                                                                 $  82,129      $   58,381
  Accrued payroll and related expenses                                                 9,051           9,220
  Accrued expenses                                                                     4,890          19,728
  Deferred revenue                                                                     5,526           5,603
  Other liabilities                                                                    3,093           8,424
                                                                                ----------------------------
Total current liabilities                                                            104,689         101,356

Bank credit facility                                                                 150,000         300,000
Senior subordinated debt                                                             350,639         381,049
Capital lease obligations                                                              3,997           4,211
Deferred income taxes                                                                 11,718          11,718
Deferred gain on sale of property and equipment                                       30,641          29,720
                                                                                ----------------------------
Total liabilities                                                                    651,684         828,054


SHAREHOLDER'S EQUITY
Common Stock, $.01 par value, 1,000 shares authorized; 100 shares
 issued and outstanding as of December 31, 1999 and September 30, 2000                     -               -
Additional paid-in capital                                                           531,026         565,274
Accumulated deficit                                                                 (186,061)       (311,380)
Deferred compensation                                                                (16,852)        (45,531)
                                                                                ----------------------------
Total Shareholder's Equity                                                           328,113         208,363
                                                                                ----------------------------

Total Liabilities and Shareholder's Equity                                         $ 979,797      $1,036,417
                                                                                ============================

                See accompanying notes to financial statements.

                               TRITON PCS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                                    Three Months                          Nine Months
                                                                       Ended                                Ended
                                                                    September 30,                        September 30,
                                                              1999                2000             1999                2000
                                                           (unaudited)         (unaudited)      (unaudited)         (unaudited)
Revenues:
   Service revenues                                         $  19,854           $  62,585        $  37,516           $ 150,984
   Roaming revenues                                            14,257              27,528           27,210              71,641
   Equipment revenues                                           9,002               9,229           16,629              24,801
                                                            ---------           ---------        ---------           ---------
   Total revenue                                               43,113              99,342           81,355             247,426

Expenses:
   Cost of service (excluding noncash
     compensation of $0 and $165 for the
     three months ended September 30,
     1999 and 2000, respectively and $0
     and $340 for the nine months ended
     September 30, 1999 and 2000,
     respectively)                                             19,677              33,666           38,202              91,157
   Cost of equipment                                           14,678              17,213           27,494              46,281
   Selling and marketing (excluding
     noncash compensation of $0 and
     $566 for the three months ended
     September 30, 1999 and 2000,
     respectively and $0 and $979 for the
     nine months ended September 30,
     1999 and 2000, respectively)                              16,461              24,254           38,376              68,949
   General and administrative (excluding
     noncash compensation of $1,389
     and $1,648 for the three months
     ended September 30, 1999 and
     2000, respectively and $2,325 and
     $3,978 for the nine months ended
     September 30, 1999 and 2000,
     respectively)                                             11,961              21,847           28,558              58,027
   Non-cash compensation                                        1,389               2,379            2,325               5,297
   Depreciation and amortization                               11,278              24,061           27,247              68,970
                                                            ---------           ---------        ---------           ---------

   Loss from operations                                       (32,331)            (24,078)         (80,847)            (91,255)

Interest expense, net of capitalized interest                   7,395              15,203           26,242              38,863
Interest and other income                                       1,488                 667            4,140               4,799
Gain on sale of property and equipment                         11,682                   -           11,682                   -
                                                            ---------           ---------        ---------           ---------

Net loss                                                      (26,556)            (38,614)         (91,267)           (125,319)
                                                            =========           =========        =========           =========

                See accompanying notes to financial statements.

                               TRITON PCS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                             Nine Months
                                                                                Ended
                                                                            September 30,
                                                                      1999                2000
                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
Net loss                                                           $  (91,267)          $(125,319)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                     27,247              68,970
     Bad debt expense                                                   1,348               4,941
     Accretion of interest                                             27,809              30,681
     Gain on sale of marketable securities                             (1,004)                  -
     Gain on sale of property and equipment                           (11,682)                  -
     Non-cash compensation                                              2,325               5,297

Change in operating assets and liabilities:
     Accounts receivable                                              (14,278)            (18,617)
     Inventory                                                         (5,389)             (7,408)
     Prepaid expenses and other current assets                         (2,291)             (9,809)
     Other long-term assets                                            (3,158)                (14)
     Accounts payable                                                 (12,245)            (34,340)
     Accrued payroll and related expenses                               3,020                 169
     Deferred revenue                                                      90                  77
     Accrued expenses                                                   7,927              14,838
     Other liabilities                                                  1,043               4,410
                                                                   ----------           ---------
                   Net cash used in operating activities              (70,505)            (66,124)

Cash flows from investing activities:
Capital expenditures                                                 (162,661)           (254,764)
Proceeds from sale of property and equipment, net                      69,712                   -
Proceeds from maturity of short term investments                       47,855                   -
Purchase of marketable securites                                      (23,239)                  -
                                                                   ----------           ---------
                   Net cash used in investing activities              (68,333)           (254,764)

Cash flows from financing activities:
Borrowings under credit facility                                       10,000             150,000
Capital contributions from parent                                      37,509                   -
Contributions under employee stock purchase plan                            -                 542
Payment of deferred financing costs                                         -              (1,853)
Payment of deferred transaction costs                                  (3,826)               (270)
Proceeds from related party, net                                          200                 946
Principal payments under capital lease obligations                       (286)             (1,593)
                                                                   ----------           ---------
                   Net cash provided by financing activities           43,597             147,772
                                                                   ----------           ---------

Net decrease in cash                                                  (95,241)           (173,116)

Cash and cash equivalents, beginning of period                        146,172             186,251
                                                                   ----------           ---------

Cash and cash equivalents, end of period                           $   50,931           $  13,135
                                                                   ==========           =========

Non-cash investing and financing activities:
         Capital expenditures included in accounts payable             15,060              10,592
         Deferred stock compensation                                   15,791              33,976

                See accompanying notes to financial statements.

                                TRITON PCS, INC

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

(1)  Basis of Presentation

     The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. ("Triton" or the "Company"). The results of operations for the three and nine months ended September 30, 2000 are not indicative of the results that may be expected for the year ending December 31, 2000. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999, which include information and disclosures not included herein.

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

(2)  New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Hedging Activities" as an amendment to SFAS No.
     133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. The Company is currently evaluating the financial impact of adoption of SFAS Nos. 133 and 138. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

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

(3)  Employee Stock Purchase Plan

     Holdings maintains an Employee Stock Purchase Plan (the "Plan"). Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1st, April 1st, July 1st and October 1st, during which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value on the first business day of each offering period or (ii) eighty-five percent (85%) of the fair market value on the last business day of the offering period. Holdings issued 8,024 shares of Class A common stock, at a per share price of $23.38, in October 2000, 4,596 shares of Class A common stock, at a per share price of $49.09, in July 2000 and 8,840 shares of Class A common stock, at a per share price of $35.81, in April 2000 pursuant to the Plan.

(4)  Stock Compensation

     On March 22, 2000, Holdings granted, through a common stock trust established for grants of common stock to management employees and independent directors (the "Trust"), 237,511 shares of restricted Class A common stock to certain management employees. These shares are subject to five-year vesting provisions and are amortized over the vesting period as non-cash compensation. Deferred compensation of approximately $15.1 million was recorded based on the estimated fair value at the date of issuance. In

     February 2000, an employee resigned employment with the Company and forfeited $0.7 million of deferred compensation and returned 94,970 shares to the common stock trust established for grants of common stock to management employees and independent directors.

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

     On August 15, 2000, Holdings granted 353,294 shares of restricted Class A common stock to management employees. These shares are subject to five-year vesting provisions. Deferred compensation of approximately $16.4 million was recorded based on the estimated fair value at the date of issuance.

(5)  Credit Facility

     On September 14, 2000, Triton entered into a second amended and restated bank credit facility under which the credit available was increased from $600.0 million to $750.0 million. This credit facility provides for (i) a $175 million Tranche A term loan, which matures in August 2006 (ii) a $150 million Tranche B term loan, which matures in May 2007 (iii) a $175 million Tranche C term loan, which matures in August 2006 (iv) a $150 million Tranche D term loan, which matures in August 2006 and (v) a $100 million revolving credit facility, which matures in August 2006. As of September 30, 2000, the Company had $150 million of the Tranche B term loan outstanding and $150 million of the Tranche A term loan outstanding.

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

     Information, as of September 30, 2000, for the interest rate swaps entered into during 2000 is as follows:

                                                                                Payable @
     Term                   Notional         Fixed Rate       Variable Rate      9/30/00       Fair Value
     ----                   --------         ----------       -------------      -------       ----------
     6/12/00 - 6/12/03      $75,000,000      6.9025%          6.554%             $9,599        ($665,694)
     6/15/00 - 6/16/03      $50,000,000      6.895%           6.554%             $5,222        ($433,206)
     7/17/00 - 7/15/03      $25,000,000      6.89%            6.554%             $8,247        ($224,917)
     8/15/00 - 8/15/03      $25,000,000      6.89%            6.554%             $6,854        ($229,310)

     The variable rate is capped at 7.5% for the above interest rate swaps.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


GENERAL

As used herein, the terms, "Triton," "we," "our" and similar terms refer collectively to Triton PCS, Inc., and its consolidated subsidiaries. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.


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


OVERVIEW

We were incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T Wireless PCS LLC whereby AT&T contributed to us personal communications services licenses covering 20 megahertz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T in our licensed markets.

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our personal communications services network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed the second phase during the first quarter of 2000 with the launch of 21 additional markets. We have begun the third phase of our network build-out, which focuses on covering major highways linking the cities in our licensed area, and neighboring cities where AT&T and other carriers use compatible wireless technology. This phase, which is expected to be completed by the end of 2001, has included the launch of one additional market in our licensed area.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999


Subscribers

Net subscriber additions were 60,608 and 51,252 for the three months ended September 30, 2000 and 1999, respectively. Subscribers were 361,590 and 129,616 as of September 30, 2000 and 1999, respectively. The increase in subscribers over the same period in 1999 was primarily due to launching 22 additional markets between October 1, 1999 and September 30, 2000 and continued strong demand for our digital service offerings and pricing plans.

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

Churn

Subscriber attrition, or "churn", was 1.9% and 1.7% for the three months ended September 30, 2000 and 1999, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

An important operating metric in the wireless industry is average revenue per user, which summarizes the average monthly service revenue per customer. Average revenue per user was $62.97 and $63.61 for the three months ended September 30, 2000 and 1999, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge.

Revenues

Service revenues were $62.6 million and $19.9 million for the three months ended September 30, 2000 and 1999, respectively. Service revenues consist of monthly recurring access and feature charges and monthly non-recurring charges comprised primarily of local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. The increase in service revenues of $42.7 million was due primarily to subscriber growth. Of this increase, $34.0 million was attributable to markets launched prior to September 30, 1999 and $8.7 million to additional markets launched between October 1, 1999 and September 30, 2000. Equipment revenues were $9.2 million and $9.0 million for the three months ended September 30, 2000 and 1999, respectively. The equipment revenues increase of $0.2 million over the same period in 1999 was due primarily to the increase in gross additions, offset by a decrease in the average price per handset sold. Roaming revenues were $27.5 million and $14.3 million for the three months ended September 30, 2000 and 1999, respectively. The increase in roaming revenues of $13.2 million was due to increased roaming minutes of use resulting from our continued network buildout, offset by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $33.7 million and $19.7 million for the three months ended September 30, 2000 and 1999, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $14.0 million over the same period in 1999 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $17.2 million and $14.7 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $2.5 million over the same period in 1999 is due primarily to an increase in subscriber additions.

Selling and Marketing Expenses

Selling and marketing costs were $24.3 million and $16.5 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $7.8 million over the same period in 1999 was primarily due to the expansion of our sales distribution channels and advertising and promotion costs associated with the 22 additional markets launched as part of our network build-out.

General & Administrative Expenses

General and administrative expenses were $21.8 million and $12.0 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $9.8 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with launching additional markets and the corresponding growth in our subscriber base.

EBITDA

EBITDA represents operating income before interest, taxes, depreciation and amortization. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $2.4 million and a loss of $19.7 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $22.1 million over the same period in 1999 resulted primarily from the items discussed above.

Non-cash Compensation

Non-cash compensation was $2.4 million and $1.4 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $1.0 million over the same period in 1999 was attributable to the vesting of an increased number of restricted shares.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $24.1 million and $11.3 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $12.8 million over the same period in 1999 relates primarily to depreciation of our fixed assets as well as the amortization on our personal communications services licenses and AT&T agreements upon the commercial launch of our Phase II markets. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense & Income

Interest expense was $15.2 million, net of capitalized interest of $2.6 million, for the three months ended September 30, 2000. Interest expense was $7.4 million, net of capitalized interest of $5.7 million, for the three months ended September 30, 1999. The increase of $7.8 million over the same period in 1999 relates primarily to additional draws on our credit facility totaling $150.0 million and less capitalized interest as a result of assets placed into service. For the three months ending September 30, 2000, we had a weighted average interest rate of 11.04% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $0.7 million and $1.5 million for the three months ended September 30, 2000 and 1999, respectively. The decrease of $0.8 million over the same period in 1999 was due primarily to lower cash balances.

Net Loss

Net loss was $38.6 million and $26.6 million for the three months ended September 30, 2000 and 1999, respectively. The increase of $12.0 million over the same period in 1999 resulted primarily from the items discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Subscribers

Net subscriber additions were 166,386 and 95,772 for the nine months ended September 30, 2000 and 1999, respectively. Subscribers were 361,590 and 129,616 as of September 30, 2000 and 1999, respectively. The increase in subscribers over the same period in 1999 was primarily due to launching 22 additional markets between October 1, 1999 and September 30, 2000 as part of the Phase II network build-out, offering nine full months of service in the 15 markets launched as part of our Phase I build-out and continued strong demand for our digital service offerings and pricing plans.

The wireless industry typically generates a higher number of subscriber additions and handset sales in the fourth quarter of each year compared to the other quarters. This is due to the use of retail distribution, which is dependent on the holiday shopping season, the timing of new products and service introductions, and aggressive marketing and sales promotions.

Churn

Subscriber churn was 1.8% and 2.0% for the nine months ended September 30, 2000 and 1999, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

Average revenue per user was $61.23 and $61.33 for the nine months ended September 30, 2000 and 1999, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average access charge.

Revenues

Service revenues were $151.0 million and $37.5 million for the nine months ended September 30, 2000 and 1999, respectively. Service revenues consist of monthly recurring access and feature charges and monthly non-recurring charges comprised primarily of local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. The increase in service revenues of $113.5 million was due primarily to growth of subscribers. Of this increase, $98.5 million was attributable to markets launched prior to September 30, 1999 and $15.0 million to additional markets launched between October 1, 1999 and September 30, 2000. Equipment revenues were $24.8 million and $16.6 million for the nine months ended September 30, 2000 and 1999, respectively. The equipment revenues increase of $8.2 million over the same period in 1999 was due primarily to the increase in gross additions. Roaming revenues were $71.6 million and $27.2 million for the nine months ended September 30, 2000 and 1999, respectively.
The increase in roaming revenues of $44.4 million was due to increased roaming minutes of use resulting from our continued network buildout, offset slightly by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $91.2 million and $38.2 million for the nine months ended September 30, 2000 and 1999, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $53.0 million over the same period in 1999 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $46.3 million and $27.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $18.8 million over the same period in 1999 is due primarily to an increase in subscriber additions.

Selling and Marketing Expenses

Selling and marketing costs were $69.0 million and $38.4 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $30.6 million over the same period in 1999 was primarily due to the expansion of our sales distribution channels and advertising and promotion costs associated with the additional markets launched.

General & Administrative Expenses

General and administrative expenses were $58.0 million and $28.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $29.4 million over the same period in 1999 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with launching additional markets and the corresponding growth in subscriber base.

EBITDA

EBITDA represents operating income before interest, taxes, depreciation and amortization. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure
of liquidity.   EBITDA was a loss of $17.0 million and a loss of $51.3 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the loss of $34.3 million over the same period in 1999 resulted primarily from the items discussed above.

Non-cash Compensation

Non-cash compensation was $5.3 million and $2.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $3.0 million over the same period in 1999 was attributable to the vesting of an increased number of restricted shares.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $69.0 million and $27.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $41.8 million over the same period in 1999 relates primarily to depreciation of our fixed assets as well as the amortization on our personal communications services licenses and AT&T agreements upon the commercial launch of our Phase II markets. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense & Income

Interest expense was $38.9 million, net of capitalized interest of $7.9 million, for the nine months ended September 30, 2000. Interest expense was $26.2 million, net of capitalized interest of $12.9 million, for the nine months ended September 30, 1999. The increase of $12.7 million over the same period in 1999 relates primarily to additional draws on our credit facility totaling $150.0 million and less capitalized interest as a result of assets placed into service. For the nine months ending September 30, 2000, we had a weighted average interest rate of 11.02% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $4.8 million and $4.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $0.7 million over the same period in 1999 was due primarily to interest on greater average cash balances.

Net Loss

Net loss was $125.3 million and $91.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of $34.0 million over the same period in 1999 resulted primarily from the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had $13.1 million in cash and cash equivalents, as compared to $186.3 million in cash and cash equivalents at December 31, 1999. Net working capital was $(5.2) million at September 30, 2000 and $134.7 million at December 31, 1999.

Net Cash Used in Operating Activities

The $66.1 million of cash used in operating activities during the nine month period ended September 30, 2000 was the result of our net loss of $125.3 million and $50.7 million of cash used by changes in working capital, partially offset by $109.9 million of depreciation and amortization, accretion of interest, non-cash compensation and bad debt expense.

Net Cash Used in Investing Activities

The $254.8 million of cash used by investing activities during the nine month period ending September 30, 2000 was related to capital expenditures associated with our Phase II and Phase III network build-out. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth.

Net Cash Provided by Financing Activities

The $147.8 million provided by financing activities during the nine-month period ending September 30, 2000 relates primarily to our $150.0 million draw against our credit facility.

Liquidity

We believe that cash on hand and available credit facility borrowings, will be sufficient to meet our projected capital requirements. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $750.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under these facilities are subject to customary terms and conditions. As of September 30, 2000, we had drawn $300.0 million. Although we estimate that the cash on hand and available credit facility will be sufficient to build-out our network and to enable us to offer services to 100% of the potential customers in our licensed area, it is possible that additional debt financing may be needed to fund additional development activities or to maintain our capital structure to ensure our financial flexibility.


INFLATION

We do not believe that inflation has had a material impact on operations.


NEW ACCOUNTING PRONOUNCEMENTS

On July 8, 1999, the Financial Accounting Standards Board, commonly known as FASB, issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133", which defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. We are currently evaluating the financial impact of adoption of SFAS Nos. 133 and 138. The adoption is not expected to have a material effect on our results of operations, financial position or cash flows.

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


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. We do not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. Through September 30, 2000, we had entered into six interest rate swap transactions having an aggregate non-amortizing notional amount of $250.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

Information, as of September 30, 2000, for the interest rate swaps entered into is as follows:

Term                   Notional          Fixed Rate        Variable Rate
----                   --------          ----------        -------------
12/8/98 - 12/4/03      $35,000,000       4.805%            6.598%
12/8/98 - 12/4/03      $40,000,000       4.760%            6.598%
6/12/00 - 6/12/03      $75,000,000       6.9025%           6.554%
6/15/00 - 6/16/03      $50,000,000       6.895%            6.554%
7/17/00 - 7/15/03      $25,000,000       6.89%             6.554%
8/15/00 - 8/15/03      $25,000,000       6.89%             6.554%

The variable rate is capped at 7.5% for the interest rate swaps, with notional amounts of $75.0 million, $50.0 million, $25.0 million and $25.0 million, respectively.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Triton's wholly-owned subsidiary, Triton PCS License Company L.L.C., has filed with the Federal Communications Commission to participate in the upcoming 1900 megahertz C and F Block Broadband PCS Auction No. 35, which is scheduled to begin on December 12, 2000. Triton also holds a 39% interest in Lafayette Communications Company L.L.C., a qualified designated entity under Federal Communications Guidelines that has also filed to participate in Auction No. 35. A total of 422 licenses are available in Auction No. 35 which cover 195 basic trading areas and consist of both C and F block licenses containing either 10 or 15 megahertz of spectrum.

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

     10.4 Second Amended and Restated Credit Agreement, dated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, and The Chase Manhattan Bank, as administrative agent.

     27.1    Financial Data Schedule


     (b)     Reports on Form 8-K

             None.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, hereunto duly authorized, in the City of Berwyn, State of Pennsylvania, on November 10, 2000.



                              Triton PCS, Inc.

                              By: /s/ Michael E. Kalogris
                                 ------------------------------------------
                                 Sole Director and CEO


                              By: /s/ David D. Clark
                                 ------------------------------------------
                                 Executive Vice President & CFO

                              Triton Management Company, Inc.

                              By: /s/ Michael E. Kalogris
                                 ------------------------------------------
                                 Sole Director and CEO


                              By: /s/ David D. Clark
                                 ------------------------------------------
                                 Executive Vice President & CFO

                              Triton PCS Holdings Company L.L.C.

                              By: Triton Management Company, Inc., its manager

                              By: /s/ Michael E. Kalogris
                                 ------------------------------------------
                                 Sole Director and CEO


                              By: /s/ David D. Clark
                                 ------------------------------------------
                                 Executive Vice President & CFO

                              Triton PCS Property Company L.L.C.

                              By: Triton Management Company, Inc., its manager

                              By: /s/ Michael E. Kalogris
                                 ------------------------------------------
                                 Sole Director and CEO


                              By: /s/ David D. Clark
                                 ------------------------------------------
                                 Executive Vice President & CFO

                              Triton PCS Equipment Company L.L.C.

                              By: Triton Management Company, Inc., its manager

                              By: /s/ Michael E. Kalogris
                                 ------------------------------------------
                                 Sole Director and CEO


                              By: /s/ David D. Clark
                                 ------------------------------------------
                                 Executive Vice President & CFO

                              Triton PCS Operating Company L.L.C.

                              By: Triton Management Company, Inc., its manager

                              By: /s/ Michael E. Kalogris
                                 ------------------------------------------
                                 Sole Director and CEO


                              By: /s/ David D. Clark
                                 ------------------------------------------
                                 Executive Vice President & CFO

                              Triton PCS License Company L.L.C.

                              By: Triton Management Company, Inc., its manager


                              By: /s/ Michael E. Kalogris
                                 ------------------------------------------
                                 Sole Director and CEO


                              By: /s/ David D. Clark
                                 ------------------------------------------
                                 Executive Vice President & CFO