Form 10-Q
period 2001-03-31
TRITON PCS INC
filed 2001-05-10
CIK 1064735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                          ___________________________

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________



                       COMMISSION FILE NUMBER:  333-57715


                               TRITON PCS, INC.

             (Exact name of Registrant as specified in its charter)




                     Delaware                           23-2930873

        (State or other jurisdiction of               (I.R.S. employer
         incorporation or organization)              identification no.)



                               1100 Cassatt Road
                           Berwyn, Pennsylvania 19312

             (Address and zip code of principal executive offices)



                                 (610) 651-5900

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes              No   X
                                                    ------          -------

                                TRITON PCS, INC.

                              FIRST QUARTER REPORT

                               Table of Contents


                   PART I.              Financial Information


Item 1.  Financial Statements                                                                                   Page No.
                                                                                                                --------

         Condensed Consolidated Balance Sheets at December 31, 2000 and
         March 31, 2001 (unaudited).........................................................                     3

         Consolidated Statements of Operations and Comprehensive Loss for the three months
         ended March 31, 2000 and 2001 (unaudited)..........................................                     4

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and 2001 (unaudited)................................................                     5

         Notes to the Financial Statements (unaudited)......................................                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations......................................................................                     9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................                    12


                   PART II.         Other Information

Item 1.    Legal Proceedings................................................................                    13

Item 2.    Changes in Securities and Use of Proceeds........................................                    13

Item 3.    Defaults Upon Senior Securities..................................................                    13

Item 4.    Submission of Matters to a Vote of Security Holders..............................                    13

Item 5.    Other Information................................................................                    13

Item 6.    Exhibits and Reports on Form 8-K.................................................                    13

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                TRITON PCS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     December 31,    March 31,
                                                                                          2000         2001
                                                                                     ------------   ----------
                                                                                                    (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                            $    1,617   $  531,853
  Due from related party                                                                      164          221
  Accounts receivable, net of  $2,906 and $2,454, respectively                             50,844       50,374
  Inventory, net                                                                           20,632       25,222
  Prepaid expenses and other current assets                                                 7,852       11,936
                                                                                   ---------------------------
Total current assets                                                                       81,109      619,606

Property and equipment:
  Land                                                                                        313          313
  Network infrastructure and equipment                                                    648,865      719,034
  Office furniture and equipment                                                           54,970       58,666
  Capital lease assets                                                                      8,071        8,592
  Construction in progress                                                                 62,027       76,212
                                                                                   ---------------------------
                                                                                          774,246      862,817
Less accumulated depreciation                                                            (111,256)    (136,926)
                                                                                   ---------------------------
Net property and equipment                                                                662,990      725,891
Intangible assets, net                                                                    300,161      296,259
Investment in and advances to non-consolidated entities                                    16,965       38,507
Other long-term assets                                                                      4,813        5,293
                                                                                   ---------------------------

Total assets                                                                           $1,066,038   $1,685,556
                                                                                   ===========================

LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
  Accounts payable                                                                     $   99,912   $  125,644
  Accrued payroll and related expenses                                                     14,265       10,599
  Accrued expenses                                                                          4,349        6,379
  Deferred revenue                                                                          6,128        7,599
  Accrued interest                                                                          1,423       12,512
  Other liabilities                                                                         9,189       10,716
                                                                                   ---------------------------
Total current liabilities                                                                 135,266      173,449

Bank credit facility                                                                      332,750      500,000
Senior subordinated debt                                                                  391,804      740,867
Capital lease obligations                                                                   3,931        3,827
Deferred income taxes                                                                      11,990       11,990
Deferred revenue                                                                            1,192        1,909
Fair value of derivative instruments                                                            -        8,675
Deferred gain on sale of property and equipment                                            29,452       29,155
                                                                                   ---------------------------
Total liabilities                                                                         906,385    1,469,872

Shareholder's equity:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued
     and outstanding as of December 31, 2000 and March 31, 2001                                 -            -
Additional paid-in capital                                                                564,665      667,375
Accumulated deficit                                                                      (362,819)    (406,316)
Accumulated other comprehensive income                                                          -       (8,675)
Deferred compensation                                                                     (42,193)     (36,700)
                                                                                   ---------------------------
Total shareholder's equity                                                                159,653      215,684
                                                                                   ---------------------------
Total liabilities and shareholder's equity                                             $1,066,038   $1,685,556
                                                                                   ===========================

                See accompanying notes to financial statements.

                                TRITON PCS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                                                          Three Months
                                                                                              Ended
                                                                                             March 31,
                                                                                  -----------------------------
                                                                                      2000             2001
                                                                                  -----------       -----------
                                                                                  (unaudited)       (unaudited)
Revenues:
 Service revenues                                                                  $37,993             $ 81,969
 Roaming revenues                                                                   18,126               25,750
 Equipment revenues                                                                  6,729                5,641
                                                                                   -------             --------
 Total revenue                                                                      62,848              113,360

Expenses:
 Cost of service (excluding noncash compensation of
  $61 and $361 for the three months ended March 31,
  2000 and 2001, respectively)                                                      26,384               36,644
 Cost of equipment                                                                  11,732               15,426
 Selling and marketing (excluding noncash
  compensation of $92 and $244 for the three months
  ended March 31, 2000 and 2001, respectively)                                      19,544               23,371
 General and administrative (excluding noncash
  compensation of $1,044 and $1,719 for the three
  months ended March 31, 2000 and 2001, respectively)                               17,450               27,436


  Non-cash compensation                                                              1,197                2,324
  Depreciation and amortization                                                     21,779               30,032
                                                                            --------------        -------------
  Loss from operations                                                             (35,238)             (21,873)

Interest and other expense, net of capitalized interest                             11,835               26,802
Interest and other income                                                            2,710                5,178
                                                                            --------------        -------------
Net loss                                                                           (44,363)             (43,497)

Other comprehensive loss, net of tax:
 Unrealized loss on derivative instruments                                               -                8,675
                                                                            --------------        -------------


Comprehensive loss                                                                 (44,363)            (52,172)
                                                                            ==============        ============



                See accompanying notes to financial statements.

                                TRITON PCS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                       Three Months
                                                                          Ended
                                                                        March 31,
                                                                  -----------------------
                                                                      2000         2001
                                                                  -----------  -----------
                                                                  (unaudited)  (unaudited)
Cash flows from operating activities:
Net loss                                                            $(44,363)    $(43,497)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
  Depreciation and amortization                                       21,779       30,032
  Bad debt expense                                                     1,072        2,502
  Accretion of interest                                               10,208       11,451
  Non-cash compensation                                                1,197        2,324

Change in operating assets and liabilities:
  Accounts receivable                                                 (1,595)      (2,032)
  Inventory                                                           (5,711)      (4,590)
  Prepaid expenses and other  current assets                          (3,133)      (4,084)
  Other long-term assets                                                  --         (689)
  Accounts payable                                                   (32,657)      (1,088)
  Accrued payroll and  related expenses                               (2,860)      (3,431)
  Deferred revenue                                                     1,495        2,188
  Accrued expenses                                                     8,777        2,030
  Other liabilities                                                     (209)      12,161
                                                                     -------       ------
     Net cash (used in) provided by operating activities             (46,000)       3,277

Cash flows from investing activities:
Capital expenditures                                                 (27,904)     (61,230)
Investment in and advances to non-consolidated entities                   (1)     (21,542)
                                                                    --------     --------

     Net cash used in investing activities                           (27,905)     (82,772)

Cash flows from financing activities:
Proceeds from issuance of  subordinated debt, net                          -      337,995
Borrowings under credit facility                                           -      206,000
Payments under credit facility                                             -      (38,750)
Capital contribution from  parent                                          -      106,510
Payment of deferred financing costs                                        -         (760)
Payment of deferred transaction costs                                   (261)        (740)
(Advances to) proceeds from related party, net                          (629)         (57)
Principal payments under capital lease obligations                      (451)        (467)
                                                                    --------     --------
     Net cash (used in) provided by financing activities              (1,341)     609,731
                                                                    --------     --------
Net (decrease) increase in cash                                      (75,246)     530,236
                                                                    --------     --------
Cash and cash equivalents, beginning of period                       186,251        1,617
                                                                    --------     --------
Cash and cash equivalents, end of period                            $111,005     $531,853
                                                                    ========     ========

Non-cash investing and financing activities:
  Capital expenditures included in accounts payable                   51,568       26,820
  Deferred stock compensation                                         15,051       (3,169)
  Change in fair value of derivative instruments                           -        8,675


                See accompanying notes to financial statements.

                                TRITON PCS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (unaudited)

(1)  Basis of Presentation

   The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. ("Triton"). The results of operations for the three months ended March 31, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000, which include information and disclosures not included herein.

   Triton is a wholly-owned subsidiary of Triton PCS Holdings, Inc. ("Holdings"). Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company, Inc. are each wholly-owned subsidiaries of Triton. The consolidated financial statements include the accounts of Triton and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts or balances have been eliminated in consolidation.

   Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2) Accounting for Derivative Instruments

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133 requires the transition adjustment resulting from adopting these statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, Triton recorded a cumulative transition adjustment of approximately $4.2 million to Other Comprehensive Income to recognize the fair value of its derivative instruments as of the date of adoption.

   Triton utilizes interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. As of March 31, 2001, the Company had interest rate swap agreements with a total notional amount of $250.0 million fixing the rate on a like amount of variable rate borrowings.

   The Company now recognizes all derivatives on the balance sheet at fair value. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. During the quarter ended March 31, 2001, the fair value of our interest rate swap derivatives increased to a cumulative unrealized net loss of approximately $8.7 million. As of March 31, 2001, approximately $8.7 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $3.6 million of which is expected to be reclassified into earnings during the next twelve months. No hedge ineffectiveness for existing derivative instruments for the quarter ending March 31, 2001 was recorded based on calculations in accordance with SFAS No. 133.

(3) Employee Stock Purchase Plan

   Holdings maintains an Employee Stock Purchase Plan (the "Plan") pursuant to which employees may purchase shares of Holdings' Class A common stock. Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1st, April 1st, July 1st and October 1st, during which employees

                                TRITON PCS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (unaudited)

   can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Holdings issued 10,121 shares of Class A common stock, at a per share price of $22.05, in January 2001 and 11,849 shares of Class A common stock, at a per share price of $28.32, in April 2001 pursuant to the Plan.

(4) Stock Compensation

   In January 2001, four employees resigned employment with the Company and forfeited approximately $2.9 million of deferred compensation and in doing so returned 96,970 shares of Holdings' restricted Class A common stock to the common stock trust established for grants of common stock to management employees and independent directors (the "Trust") and forfeited another 36,246 shares, which were issued outside the Trust. On March 21, 2001, employees returned 220,321 shares of Holdings' restricted Class A common stock to the Trust, and, in exchange, Holdings directly granted the same employees 220,321 shares of restricted Class A common stock. These shares are subject to the same vesting schedule as the returned shares, and compensation expense will continue to be amortized over the vesting period as non-cash compensation.

(5) Credit Facility

   Triton is a party to a $750.0 million bank credit facility. This credit facility provides for (i) a $175.0 million Tranche A term loan, which matures in August 2006, (ii) a $150.0 million Tranche B term loan, which matures in May 2007, (iii) a $175.0 million Tranche C term loan, which matures in August 2006, (iv) a $150.0 million Tranche D term loan, which matures in August 2006 and (v) a $100.0 million revolving credit facility, which matures in August 2006. As of March 31, 2001, the Company had $175.0 million of the Tranche A term loan outstanding, $150.0 million of the Tranche B term loan outstanding and $175.0 million of the Tranche C term loan outstanding.

(6) Senior Subordinated Notes

   On January 19, 2001, Triton completed the private sale of $350.0 million principal amount of 9 3/8% senior subordinated notes due 2011. The notes are guaranteed by all of the subsidiaries of Triton and rank ratably with the 11% senior subordinated discount notes due 2008 issued by Triton. The net proceeds from the sale of the 9 3/8% notes were approximately $337.5 million. On May 3, 2001, Triton commenced an offer to allow for the exchange of its outstanding 9 3/8 % senior subordinated notes due 2011 for newly issued 9 3/8% senior subordinated notes due 2011 which have been registered under the Securities Act of 1933. The exchange offer expires at 5:00 p.m., eastern standard time, on June 1, 2001, unless the Company extends the exchange offer.

(7) Equity Contributions

   On February 28, 2001, Holdings issued and sold 3,500,000 shares of Class A common stock in an offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs, which was contributed to Triton.

(8) Investment in Lafayette Communications

   The Company holds a 39% interest in Lafayette Communications Company L.L.C., a qualified designated entity under Federal Communications Commission Guidelines. Lafayette Communications was the winning bidder for thirteen 10 MHz C Block licenses and one 10 MHz F Block license covering a total population of approximately 6.8 million people in the Company's current geographic area in Georgia, North Carolina and Virginia, and its net high bids totaled approximately $170.0 million. On February 27, 2001, Lafayette Communications' long-form application for these licenses was accepted for filing by the FCC. NextWave Personal Communications, Inc., the former holder of certain licenses for which Lafayette Communications was the high bidder, and the NextWave Committee of Unsecured Creditors (collectively, "NextWave") have filed an appeal at the United States Court of

                                TRITON PCS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (unaudited)

   Appeals for the District of Columbia Circuit requesting the Court to overturn the FCC's decision to cancel the NextWave licenses. On March 9, 2001, the NextWave parties individually filed petitions to defer, or in the alternative, to condition the grant of the former NextWave C Block licenses pending a ruling on the appeal. Lafayette Communications filed its oppositions to the NextWave petitions on March 16, 2001. The FCC rulings on the NextWave petitions and the Lafayette Communications long-term application are pending.

   On January 31, 2001, Lafayette Communications entered into a definitive agreement to acquire 10 MHz of spectrum from subsidiaries of Carolina PCS I Limited Partnership. The licenses for this spectrum encompass nine basic trading areas covering all of South Carolina and serving approximately 3.5 million people. The transaction is subject to regulatory approval and certain other closing conditions.

   The Company anticipates negotiating for an agreement with Lafayette Communications, consistent with FCC requirements, regarding the use of spectrum acquired by Lafayette Communications. The Company intends to fund a senior loan to Lafayette Communications to finance the acquisition of these licenses. Any senior loan the Company provides will be secured by the underlying assets of Lafayette Communications. In connection with the loan, Lafayette Communications will guarantee the Company's obligations under its credit facility, and the Company will pledge the senior loan to the lenders under its credit facility. As of March 31, 2001 the Company has made investments in and advances to Lafayette Communications totaling $38.5 million, including $21.5 million in the first quarter of 2001.

(9) Subsequent Events

   During April 2001, Triton entered into seven interest rate swap contracts. The Company uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates. Under these interest rate swap contracts, the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. The Company does not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. These swaps are designated as and meet all of the criteria for a cash flow hedge and will be accounted for in accordance with SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138.

   Information for the interest rate swaps entered into subsequent to March 31, 2001 is as follows:

Term                         Notional         Fixed Rate        Variable Rate
-----------------       -----------------  --------------  ---------------------
4/6/01 - 4/6/06             $50,000,000        4.48%        USD-LIBOR-BBA
4/6/01 - 4/6/06             $75,000,000        4.48%        USD-LIBOR-BBA
4/6/01 - 4/6/06             $25,000,000        4.48%        USD-LIBOR-BBA
4/6/01 - 4/6/06             $10,000,000        4.475%       USD-LIBOR-BBA
4/6/01 - 4/6/06             $25,000,000        4.4775%      USD-LIBOR-BBA
4/24/01 - 4/24/06           $30,000,000        4.02%        USD-LIBOR-BBA
4/24/01 - 4/24/06           $15,000,000        4.02%        USD-LIBOR-BBA

   The swaps commencing on April 6, 2001 can be terminated at the banks' option on April 3, 2003. The swaps commencing on April 24, 2001 can be terminated at the banks' option on April 22, 2002, and quarterly thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

In this report, the terms "Triton," "we," "our" and similar terms refer collectively to Triton PCS, Inc. and its consolidated subsidiaries, and "Holdings" refers to Triton PCS, Inc.'s parent corporation. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.


Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


Overview

We were incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T Wireless Services, Inc. whereby AT&T Wireless contributed to us personal communications services licenses covering 20 megahertz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky in exchange for an equity position in Holdings. As part of the transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T Corp. in our licensed markets.

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of Phase I of our personal communications services network build-out. Our network build-out is scheduled for three phases. We completed the first phase of our build-out in the first half of 1999 with the launch of 15 markets and completed the second phase during the first quarter of 2000 with the launch of 21 additional markets. We are in the third phase of our network build-out, which focuses on covering major highways linking the cities in our licensed area and neighboring cities where AT&T Wireless and other carriers use compatible wireless technology. This phase, which is expected to be completed by the end of 2001, has included the launch of one additional market in our licensed area.


Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Subscribers

Net subscriber additions were 55,592 and 47,416 for the three months ended March 31, 2001 and 2000, respectively. Subscribers were 501,993 and 242,620 as of March 31, 2001 and 2000, respectively. The increase in subscribers over the same period in 2000 was primarily due to launching 11 additional markets between April 1, 2000 and March 31, 2001 and continued strong demand for our digital service offerings and pricing plans.

Churn

Subscriber attrition, or "churn", was 1.9% and 1.7% for the three months ended March 31, 2001 and 2000, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

An important operating metric in the wireless industry is average revenue per user, which summarizes the average monthly service revenue per customer. Average revenue per user was $57.62 and $57.86 for the three months ended March 31, 2001 and 2000, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average charge.

Revenues

Service revenues were $82.0 million and $38.0 million for the three months ended
March 31, 2001 and 2000, respectively.   Service revenues consist of monthly
recurring access and feature charges and monthly non-recurring charges comprised primarily of local, long distance and roaming airtime usage in excess of the pre-subscribed usage plan. The increase in service revenues of $44.0 million over the same period in 2000 was due primarily to subscriber growth. Equipment revenues were $5.6 million and $6.7 million for the three months ended March 31, 2001 and 2000, respectively. The equipment revenues decrease of $1.1 million over the same period in 2000 was due primarily to a decrease in the average sales price per handset sold, partially offset by an increase in gross additions. Roaming revenues were $25.8 million and $18.1 million for the three months ended March 31, 2001 and 2000, respectively. The increase in roaming revenues of $7.7 million was due to increased roaming minutes of use resulting from our roaming partners' continued subscriber growth and our network build-out, offset by a contractual decrease in our service charge per minute.

Costs of Service and Equipment

Costs of service were $36.6 million and $26.4 million for the three months ended March 31, 2001 and 2000, respectively. Costs of service are comprised primarily of network operating costs, roaming expense and long distance expense. The increase in costs of service of $10.2 million over the same period in 2000 was due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roamer minutes of use. Cost of equipment was $15.4 million and $11.7 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $3.7 million over the same period in 2000 is due primarily to an increase in subscriber additions.

Selling and Marketing Expenses

Selling and marketing costs were $23.4 million and $19.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $3.9 million over the same period in 2000 was primarily due to the expansion of our sales distribution channels and advertising and promotion costs associated with the 11 additional markets launched as part of our network build-out.

General and Administrative Expenses

General and administrative expenses were $27.4 million and $17.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $9.9 million over the same period in 2000 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions established in conjunction with launching additional markets and the corresponding growth in our subscriber base.

EBITDA

EBITDA is defined as operating loss plus depreciation and amortization expense and non-cash compensation. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations, as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) as determined in accordance with United States GAAP, as an alternate to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $10.5 million and a loss of $12.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $22.8 million over the same period in 2000 resulted primarily from Triton's growth as discussed in the items above.

Non-cash Compensation

Non-cash compensation was $2.3 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $1.1 million over the same period in 2000 was attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock.

Depreciation & Amortization Expenses

Depreciation and amortization expenses were $30.0 million and $21.8 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $8.2 million over the same period in 2000 relates to increases in our network placed into service. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest Expense & Income

Interest and other expense was $26.8 million, net of capitalized interest of $1.5 million, for the three months ended March 31, 2001. Interest expense was $11.8 million, net of capitalized interest of $2.5 million, for the three months ended March 31, 2000. The increase of $15.0 million over the same period in 2000 relates primarily to additional draws on our credit facility and interest accrued on the 9 3/8% senior subordinated notes issued in January 2001. For the three months ended March 31, 2001, we had a weighted average interest rate of 9.56% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt.

Interest income was $5.2 million and $2.7 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $2.5 million over the same period in 2000 was due primarily to higher average cash balances.

Net Loss

Net loss was $43.5 million and $44.4 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in net loss of $0.9 million over the same period in 2000 resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of March 31, 2001, we had $531.9 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 2000. The increase was principally the result of cash raised in financing activities as discussed below. Net working capital was $446.2 million at March 31, 2001 and $(54.2) million at December 31, 2000.

Net Cash Used in Operating Activities

The $3.3 million of cash provided by operating activities during the three-month period ended March 31, 2001 was the result of our net loss of $43.5 million, offset by $0.5 million of cash provided by changes in working capital and other long-term assets, and $46.3 million of depreciation and amortization, accretion of interest, non-cash compensation and bad debt expense.

Net Cash Used in Investing Activities

The $82.8 million of cash used by investing activities during the three-month period ended March 31, 2001 was related to $21.5 million of investments in and advances to Lafayette Communications Company, L.L.C. and $61.2 million of capital expenditures associated with our Phase III network build-out. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth.

Net Cash Provided by Financing Activities

The $609.7 million provided by financing activities during the three-month period ended March 31, 2001 relates primarily to our $206.0 million draw against our credit facility, $338.0 million of proceeds from our senior subordinated notes offering, and $106.5 million of capital contributions from Holdings, offset by $38.8 million of credit facility payments.

Liquidity

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios and satisfaction of build-out and subscriber milestones, to draw up to $750.0 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under these facilities are subject to customary terms and conditions. As of March 31, 2001, we had drawn $500.0 million. Although we estimate that the cash on hand and available credit facility borrowings will be sufficient to build out our network and to enable us to offer services to over 80% of the potential customers in our licensed area, it is possible that additional financing may be needed.


Inflation

We do not believe that inflation has had a material impact on our operations.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. We do not hold or issue financial instruments for trading or speculative purposes. Swap counterparties are major commercial banks. Through March 31, 2001, we had entered into six interest rate swap transactions having an aggregate non-amortizing notional amount of $250.0 million. Subsequent to March 31, 2001, we entered into seven additional interest rate swap transactions having an aggregate notional amount of $230.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

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

     4.6 First Amended and Restated Stockholders' Agreement among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA), Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., Michael E. Kalogris, Steven R. Skinner, David D. Clark, Clyde Smith, Patricia Gallagher and David Standig (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

     4.7 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

     4.8 Amendment No. 1 to Investors Stockholders' Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30,
          1999).

     (b)  Reports on Form 8-k

          A report on Form 8-K was filed on January 12, 2001 reporting "Other Events" pursuant to Item 5 thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRITON PCS, INC.

Date:  May 10, 2001           By:       /s/   Michael E. Kalogris
                                 ------------------------------------------
                                 Michael E. Kalogris
                                 Chief Executive Officer
                                 (principal executive officer)


Date:  May 10, 2001           By:     /s/   David D. Clark
                                 ------------------------------------
                                 David D. Clark
                                 Executive Vice President and Chief
                                 Financial Officer (principal financial officer)