Form 10-Q
period 2002-06-30
TRITON PCS INC
filed 2002-08-12
CIK 1064735

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Yes _____    No   X
                -----

                                TRITON PCS, INC.

                              SECOND QUARTER REPORT

                                Table of Contents

                                         PART I. Financial Information

Item 1.  Financial Statements                                                                           Page No.
                                                                                                        --------
         Condensed Consolidated Balance Sheets at December 31, 2001 and
         June 30, 2002 (unaudited) ................................................................          3

         Consolidated Statements of Operations and Comprehensive Income (Loss)
         for the three and six months ended June 30, 2001 and 2002 (unaudited) ....................          4

         Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2002 (unaudited) .......................................................          5

         Notes to the Financial Statements (unaudited) ............................................          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....          9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................         15



                                          PART II. Other Information

Item 1.  Legal Proceedings ........................................................................         16

Item 2.  Changes in Securities and Use of Proceeds ................................................         16

Item 3.  Defaults Upon Senior Securities ..........................................................         16

Item 4.  Submission of Matters to a Vote of Security Holders ......................................         16

Item 5.  Other Information ........................................................................         16

Item 6.  Exhibits and Reports on Form 8-K .........................................................         16

                          PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                TRITON PCS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  December 31,                   June 30,
                                                                                     2001                          2002
                                                                           ------------------------        -------------------
                                                                                                               (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                              $  371,088                 $  320,927
  Accounts receivable, net of allowance for doubtful accounts of
      $3,345 and $3,643, respectively                                                        52,496                     61,345
  Accounts receivable - roaming partners                                                     16,189                     25,977
  Inventory, net                                                                             29,740                     23,868
  Prepaid expenses                                                                            8,160                     10,053
  Other current assets                                                                        5,642                      5,525
                                                                           ---------------------------------------------------
Total current assets                                                                        483,315                    447,695

Property and equipment:
  Land                                                                                          313                        377
  Network infrastructure and equipment                                                      871,523                    916,188
  Furniture & fixtures and computer equipment                                                75,651                     83,814
  Capital lease assets                                                                        8,860                      9,134
  Construction in progress                                                                   55,651                     35,368
                                                                           ---------------------------------------------------
                                                                                          1,011,998                  1,044,881
Less accumulated depreciation                                                              (218,823)                  (279,701)
                                                                           ---------------------------------------------------
Net property and equipment                                                                  793,175                    765,180

Intangible assets, net                                                                      283,847                    305,549
Investment in and advances to non-consolidated entities                                     116,731                     97,351
Other long-term assets                                                                        6,878                      6,863
                                                                           ---------------------------------------------------

Total assets                                                                             $1,683,946                 $1,622,638
                                                                           ===================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                       $  120,057                 $   91,107
  Accrued payroll and related expenses                                                       17,381                     12,268
  Accrued expenses                                                                            6,634                      9,784
  Current portion of long-term debt                                                          12,641                      9,297
  Deferred revenue                                                                           12,099                     16,361
  Deferred gain on sale of property and equipment                                             1,190                      1,190
  Accrued interest                                                                           20,351                     20,762
  Other current liabilities                                                                   9,307                      8,193
                                                                           ---------------------------------------------------
Total current liabilities                                                                   199,660                    168,962

Long-term debt:
 Capital lease obligations                                                                    2,512                      1,716
 Bank credit facility                                                                       174,441                    171,529
 Senior subordinated debt                                                                 1,167,338                  1,192,832
                                                                           ---------------------------------------------------
Total long-term debt                                                                      1,344,291                  1,366,077

Deferred income taxes                                                                        11,935                     11,935
Deferred revenue                                                                              3,129                      2,926
Fair value of derivative instruments                                                         20,584                     19,049
Deferred gain on sale of property and equipment                                              28,262                     27,667
                                                                           ---------------------------------------------------
Total liabilities                                                                         1,607,861                  1,596,616

Stockholder's equity:
Common Stock, $0.01 par value, 1,000 shares authorized, 100 shares issued
 and outstanding as of December 31, 2001 and June 30, 2002                                        -                          -
Additional paid-in capital                                                                  737,573                    742,469
Accumulated deficit                                                                        (561,209)                  (623,176)
Accumulated other comprehensive income (loss)                                                (7,660)                    (6,898)
Deferred compensation                                                                       (92,619)                   (86,373)
                                                                           ---------------------------------------------------
Total stockholder's equity                                                                   76,085                     26,022
                                                                           ---------------------------------------------------
Total liabilities and stockholder's equity                                               $1,683,946                 $1,622,638
                                                                           ===================================================

                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)


                                                                     Three Months                             Six Months
                                                                        Ended                                    Ended
                                                                       June 30,                                 June 30,
                                                           --------------------------------         -------------------------------
                                                               2001               2002                   2001              2002
                                                           -------------       ------------         -------------       -----------
                                                            (unaudited)         (unaudited)          (unaudited)        (unaudited)
Revenues:
     Service revenues                                          $  96,833         $  129,939            $  178,802        $  246,933
     Roaming revenues                                             32,349             45,508                58,099            80,634
     Equipment revenues                                            6,508              9,269                12,149            15,304
                                                           -------------       ------------         -------------       -----------
     Total revenue                                               135,690            184,716               249,050           342,871

Expenses:
    Cost of service (excluding the below amortization,
      excluding depreciation of $21,090 and $28,007 for
      the three months ended June 30, 2001 and 2002,
      respectively, and $42,937 and $53,809 for the six
      months ended June 30, 2001 and 2002, respectively,
      and excluding noncash compensation of $597 and
      $886 for the three months ended June 30, 2001 and
      2002, respectively, and $958 and $1,825 for the six
      months ended June 30, 2001 and 2002, respectively)          43,482             52,926                80,126           100,808
    Cost of equipment                                             18,190             20,282                33,616            35,549
    Selling and marketing (excluding noncash
      compensation of $629 and $650 for the three
      months ended June 30, 2001 and 2002, respectively,
      and $873 and $1,231 for the six months ended June
      30, 2001 and 2002, respectively)                            27,470             28,166                50,841            53,438
    General and administrative (excluding noncash
      compensation of $3,184 and $3,724 for the three
      months ended June 30, 2001 and 2002, respectively,
      and $4,903 and $7,552 for the six months ended
      June 30, 2001 and 2002, respectively)                       31,177             37,297                58,613            70,979
    Non-cash compensation                                          4,410              5,260                 6,734            10,608
    Depreciation                                                  25,419             31,762                50,780            61,865
    Amortization                                                   4,722              1,277                 9,393             2,542
                                                           -------------       ------------         -------------       -----------

     Income (loss) from operations                               (19,180)             7,746               (41,053)            7,082

Interest and other expense, net of capitalized
     interest                                                     29,417             40,020                56,219            73,252
Interest and other income                                          6,005              1,687                11,183             4,203
                                                           -------------       ------------         -------------       -----------

Net loss                                                         (42,592)           (30,587)              (86,089)          (61,967)

Other comprehensive loss, net of tax:
     Cumulative effect of change in accounting
         principle                                                     -                  -                (4,162)                -
     Unrealized gain (loss) on derivative
             instruments                                             564             (1,293)               (3,949)              762
                                                           -------------       ------------         -------------       -----------


Comprehensive loss                                              ($42,028)          ($31,880)             ($94,200)         ($61,205)
                                                           =============       ============         =============       ===========

                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Six Months
                                                                                                Ended
                                                                                               June 30,
                                                                                     ---------------------------
                                                                                        2001              2002
                                                                                     ----------         --------
                                                                                     (unaudited)      (unaudited)
Cash flows from operating activities:
Net loss                                                                               ($86,089)        ($61,967)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                                       60,173           64,407
     Accretion of interest                                                               23,485           26,060
     Equity losses in non-consolidated entities                                              13              897
     Bad debt expense                                                                     5,635            5,823
     Non-cash compensation                                                                6,734           10,608
     (Gain)/loss on derivative instruments not acting as hedges                               -             (773)
     Loss on disposal of fixed assets                                                         -              230

Change in operating assets and liabilities:
     Accounts receivable                                                                (12,432)         (24,460)
     Inventory                                                                            2,242            5,872
     Prepaid expenses and other current assets                                           (3,805)          (2,886)
     Intangible and other assets                                                         (2,295)             301
     Accounts payable                                                                     3,897              856
     Accrued payroll and related expenses                                                (3,038)          (5,113)
     Deferred revenue                                                                     4,728            4,059
     Accrued expenses                                                                       519            3,150
     Accrued interest                                                                    15,636              411
     Other liabilities                                                                     (836)          (1,709)
                                                                                     ----------        ---------
                        Net cash provided by operating activities                        14,567           25,766

Cash flows from investing activities:
Capital expenditures                                                                   (133,485)         (64,890)
Net (advances to) repayments from non-consolidated entities                             (27,162)          18,483
Acquisition of FCC licenses                                                                   -          (21,307)
Proceeds from disposal of fixed assets                                                        -              138
Other                                                                                         -              (20)
                                                                                     ----------        ---------
                        Net cash used in investing activities                          (160,647)         (67,596)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net                                        337,995                -
Borrowings under credit facility                                                        206,000                -
Payments under credit facility                                                          (38,750)          (6,250)
Capital contribution from parent                                                        106,901              534
Payment of deferred financing costs                                                        (974)          (1,450)
Payment of deferred transaction costs                                                      (963)               -
Proceeds from related party, net                                                           (117)             (90)
Principal payments under capital lease obligations                                         (961)          (1,075)
                                                                                     ----------        ---------
                        Net cash (used in) provided by financing activities             609,131           (8,331)

                                                                                     ----------        ---------
Net (decrease) increase in cash                                                         463,051          (50,161)

Cash and cash equivalents, beginning of period                                            1,617          371,088
                                                                                     ----------        ---------

Cash and cash equivalents, end of period                                             $  464,668        $ 320,927
                                                                                     ==========        =========

Cash paid for interest expense                                                           19,679           47,002

Non-cash investing and financing activities:
         Capital expenditures included in accounts payable                               23,449            8,123
         Deferred stock compensation                                                     70,942            4,362
         Change in fair value of derivative instruments acting as hedges                  8,111             (762)

                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

(1)    Basis of Presentation

       The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. ("Triton"). The results of operations for the three and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, which include information and disclosures not included herein.

       Triton is a wholly-owned subsidiary of Triton PCS Holdings, Inc. ("Holdings"). Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company, L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company, Inc. are each wholly-owned subsidiaries of Triton. Triton has no independent assets or operations, and all of Triton's subsidiaries have fully and unconditionally guaranteed Triton's 11% senior subordinated discount notes due 2008, its 9 3/8% senior subordinated notes due 2011 and its 8 3/4% senior subordinated notes due 2011, on a joint and several basis.

       The consolidated financial statements include the accounts of Triton and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts or balances have been eliminated in consolidation.

       Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2)    New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 primarily establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement costs. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. Management is currently evaluating the impact this statement will have on the Company's financial position and results of operations.

       In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer/Reseller". EITF 01-09 primarily establishes accounting standards for the classification, recognition and measurement of consideration given by a vendor to a reseller. The provisions of EITF 01-09 are effective for fiscal years beginning after December 15, 2001. The adoption of EITF 01-09, effective January 1, 2002, did not have a material impact on the Company's financial position or results of operations, but it did require certain costs that were previously classified as an expense to be reflected as an offset to equipment revenue. For the six months ended June 30, 2001, approximately $155,000 of expense has been reclassified as an offset to equipment revenue to conform with the current period presentation.

(3)    Accounting for Intangible Assets

       On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, FCC licenses, which are categorized as an asset with an indefinite life, are no longer subject to amortization. As an asset with an indefinite life, the licenses are subject to at least an annual assessment for impairment. All of the Company's FCC licenses are aggregated for the purpose of performing the impairment test as they are operated as a single asset, and, as such, are essentially inseparable from one another. The Company has completed its transitional intangible impairment test, and based upon a discounted future cash flows model, the PCC licenses are not impaired. As of January 1, 2002, the Company had recorded a net asset of approximately $255.7 million for its FCC licenses.

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

       The elimination of FCC license amortization would have reduced net loss by approximately $1.7 million and $3.5 million for the three and six months ended June 30, 2001, respectively. Pro forma net income information is shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                                                       Three Months                             Six Months
                                                          Ended                                    Ended
                                                         June 30,                                 June 30,
                                            ---------------------------------         -------------------------------
                                               Pro forma            Actual             Pro forma            Actual
(Dollars in thousands)                           2001                2002                 2001               2002
                                            --------------      -------------         -------------       -----------
                                              (unaudited)        (unaudited)           (unaudited)         (unaudited)
Net Loss:
     Reported net loss                            ($42,592)          ($30,587)             ($86,089)         ($61,967)
     Add back: FCC license amortization              1,736                  -                 3,471                 -
                                            --------------      -------------         -------------       -----------
     Adjusted net loss                            ($40,856)          ($30,587)             ($82,618)         ($61,967)
                                            --------------      -------------         -------------       -----------

(4)    Employee Stock Purchase Plan

       Holdings maintains an Employee Stock Purchase Plan (the "Plan") pursuant to which employees may purchase shares of Holdings' Class A common stock. Under the terms of the Plan, the Stock Plan Committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period; or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Holdings issued 9,650 shares of its Class A common stock, at a per share price of $24.95, in January 2002; 33,831 shares of its Class A common stock, at a per share price of $8.66, in April 2002; and 64,255 shares of its Class A common stock, at a per share price of $3.32 in July 2002 pursuant to the Plan.

(5)    Stock Compensation

       In the first quarter of 2002, certain employees who resigned their employment with the Company forfeited approximately $1.0 million of deferred compensation and in doing so forfeited 24,799 shares of Holdings' restricted Class A common stock, which were issued under Holdings' 1999 Stock Incentive Plan (the "Stock Incentive Plan").

       On May 1, 2002, Holdings granted 622,185 shares of its restricted Class A Common Stock to management employees. Of the total grant, 50,000 shares of restricted Class A Common Stock were issued from a common stock trust established for grants of common stock to management, employees and independent directors. The remaining shares were issued under Holdings' Stock Incentive Plan. All of these shares are subject to five-year vesting provisions. Deferred compensation of approximately $5.2 million was recorded based on the market value at the date of grant. Also on May 1, 2002, Holdings granted 212,435 shares of its restricted Class A Common Stock to employees. These shares of restricted Class A Common Stock were issued under Holdings' Stock Incentive Plan and are subject to four-year vesting provisions. Deferred compensation of approximately
       $1.8 million was recorded based on the market value at the date of grant.

       In the second quarter of 2002, certain employees who resigned their employment with the Company forfeited approximately $1.8 million of deferred compensation and in doing so forfeited 37,040 shares of Holdings' restricted Class A common stock, which were issued under Holdings' Stock Incentive Plan.

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

       Holdings entered into Director Stock Award Agreements with its four directors considered to be independent by management - Scott I. Anderson, John D. Beletic, Arnold L. Chavkin and Rohit M. Desai. Each independent director received an award of 11,250 shares of Holdings' Class A common stock for service on Holdings' Board of Directors and an additional 6,250 shares for service on each of the audit committee and the compensation committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr. Desai each received a total award of 23,750 shares under agreements dated as of July 1, 2002, recognizing their service on both committees. Each award vests in equal installments over a five-year period, with the first installment vesting on June 1, 2003. Upon each director's termination of service as a member of Holdings' Board of Directors for any reason, the director has agreed to forfeit any unvested shares, subject to the exception that if the director is not nominated to serve as a member of Holdings' Board of Directors when his term expires or if nominated, does not receive the requisite vote to be elected, the director will be deemed to have served on Holdings' Board of Directors as of the vesting date closest to the relevant annual meeting of Holdings' stockholders. The awards were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as transactions not involving any public offering.

(6)    Credit Facility

       Triton is a party to a $478.8 million bank credit facility. On February 20, 2002, Triton entered into a second amendment to its second amended and restated credit agreement. As part of the second amendment, various maturity dates were revised under the credit facility as follows: the maturity dates of each of the Tranche A, C and D term loans and of the Revolving Facility were changed from August 2006 to May 2006. The maturity date of the Tranche B term loan was changed from May 2007 to February 2007.

       On March 8, 2002, Triton entered into a third amendment to its second amended and restated credit agreement. The third amendment created a $125.0 million Tranche E term loan maturing in February 2007, increasing Triton's committed available borrowings under the facility to $300.0 million. Triton must begin repaying the Tranche E term loan in sixteen consecutive quarterly installments, beginning in May 2003 (the amount of the first eleven installments, $312,500, the next four installments, $6,250,000, and the last installment, $96,562,500). The Tranche E term loan accrues interest under the same terms as the Tranche B term loan, with an applicable margin of 2.00% in the case of an ABR loan, and 3.00% in the case of a Eurodollar loan. As of June 30, 2002, the Company had $178.8 million of outstanding borrowings under its bank credit facility.

(7)    Subsequent Event

       On July 26, 2002, Triton PCS License Company L.L.C. entered into a definitive agreement to acquire personal communications services licenses in Richmond, Norfolk and Roanoke, Virginia from AT&T Wireless PCS, Inc. for $65.0 million. The three 10 MHz A-block licenses for Richmond, Norfolk and Roanoke Basic Trading Areas ("BTAs") cover approximately 3.7 million people. The Company currently owns and operates 20 MHz of the A-block license in the respective BTAs. The Company will use the additional spectrum as part of its current network overlay of GSM/GPRS services. The transaction, which requires FCC approval, is expected to close in the second half of 2002.

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

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the "Risk Factors" section of our prospectus dated April 26, 2002, as filed with the Securities and Exchange Commission on that date. We have no obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

We are a leading provider of wireless communications services in the southeastern United States. Our wireless communications licenses cover approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed personal communications services licenses for 20 megahertz, or MHz , of authorized frequencies covering 11.3 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transaction with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless' systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless' digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless' and other carriers' wireless customers who roam into our covered areas.

As of December 31, 2001, we had successfully launched personal communications services in all of our 37 markets. Our network in these markets includes 2,153 cell sites and seven switches. Our markets have attractive demographic characteristics for wireless communications services and include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. Since we began offering services in these 37 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown dramatically.

From our initial launch of personal communications services in January 1999 to June 30, 2002, our subscriber base has grown from 33,844 subscribers to 763,525 subscribers. Roaming minutes generated by non-Triton subscribers since January 1999 have increased from approximately 0.7 million minutes per month to a high, in June 2002, of 83.2 million minutes per month. Roaming minutes for the second quarter of 2002 were 234.8 million, which represents a 51.1% increase over the second quarter of 2001.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

Subscribers

Net subscriber additions were 44,327 for the three months ended June 30, 2002, bringing our total subscribers to 763,525 as of June 30, 2002, an increase of 36.2% over our subscriber total as of June 30, 2001. The increase in subscribers was primarily due to continued strong demand for our digital service offerings and pricing plans. During the three months ended June 30, 2002, 100% of our gross subscriber additions were post-pay on a one or two year service contract.

Churn

Subscriber churn was 2.0% and 1.9% for the three months ended June 30, 2002 and 2001, respectively. We believe that our churn rate remains consistently low due to our high-quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

Average revenue per user was $58.42 and $60.75 for the three months ended June 30, 2002 and 2001, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.33 decrease, or 3.8%, was primarily the result of changes to our rate plans offered.

Revenues

Total revenue increased 36.1% to $184.7 million for the three months ended June 30, 2002, from $135.7 million for the three months ended June 30, 2001. Service revenue for the three months ended June 30, 2002 was $129.9 million, an increase of $33.1 million, or 34.2%, compared to $96.8 million for the three months ended June 30, 2001. The increase in service revenue was due primarily to strong growth in credit worthy subscribers. Equipment revenue was $9.3 million for the three months ended June 30, 2002, an increase of $2.8 million, or 43.1%, compared to $6.5 million for the three months ended June 30, 2001. The equipment revenue increase was due primarily to an increase in the average revenue per item sold.

Roaming revenue was $45.5 million for the three months ended June 30, 2002, an increase of $13.2 million, or 40.9%, compared to $32.3 million for the three months ended June 30, 2001. The increase in roaming revenue was due to increased roaming minutes of use resulting from the expansion of our network, as well as the implementation of new roaming agreements with such carriers as Cingular Wireless LLC. Roaming minutes per cell site increased to 36,918 per month for the three months ended June 30, 2002, from 28,402 minutes per month for the three months ended June 30, 2001.

Cost of Service and Equipment

Cost of service was $52.9 million for the three months ended June 30, 2002, an increase of $9.4 million, or 21.6%, compared to $43.5 million for the three months ended June 30, 2001. Approximately 24% of the increase was due to an increase in the costs to expand our network due to a growing number of subscribers and roamer minutes of use. The remaining increase, of approximately 76%, was the result of an increase in the charges paid to connect calls on other networks, including access, interconnection and toll related charges. Cost of service as a percentage of revenue, excluding equipment revenue, was 30.2% and 33.7% for the three months ended June 30, 2002 and 2001, respectively. The decrease of 350 basis points is primarily attributable to increased leverage on fixed interconnect and cell site costs.

Cost of equipment was $20.3 million for the three months ended June 30, 2002, an increase of $2.1 million, or 11.5%, compared to $18.2 million for the three months ended June 30, 2001. The increase in cost of equipment is primarily attributable to a higher average cost per handset as the result of the mix of equipment sold. Inventory turned on average 30% a month during the three months ended June 30, 2002, as compared to 28% a month during the three months ended June 30, 2001. Inventory turnover remained strong as the result of offering a wide array of quality handsets manufactured by Nokia, Motorola, Sony Ericsson and Panasonic.

Selling and Marketing Expense

Selling and marketing expense was $28.2 million for the three months ended June 30, 2002, an increase of $0.7 million, or 2.5%, compared to $27.5 million for the three months ended June 30, 2001. The increase was primarily due to increased commission expense as the result of sales through the agent channel increasing as a percentage of total gross additions, partially offset by a decrease in advertising and promotional spending.

General and Administrative Expense

General and administrative expense was $37.3 million for the three months ended June 30, 2002, an increase of $6.1 million, or 19.6%, compared to $31.2 million for the three months ended June 30, 2001. The increase was primarily due to the development and growth of infrastructure and staffing related to customer care, billing, collections and retention in conjunction with the corresponding growth in our subscriber base. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 21.3% and 24.1% for the three months ended June 30, 2002 and 2001, respectively. The decrease of 280 basis points is primarily attributable to increased customer care efficiency and focused management of variable costs such as bad debt and subscriber retention spending.

EBITDA Excluding Amortization of Non-Cash Compensation

EBITDA excluding amortization of non-cash compensation represents operating loss plus depreciation and amortization expense and non-cash compensation expense ("EBITDA"). We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $46.0 million and $15.4 million for the three months ended June 30, 2002 and 2001, respectively. The increase of $30.6 million resulted primarily from the items discussed above.

Non-cash Compensation Expense

Non-cash compensation expense was $5.3 million for the three months ended June 30, 2002, an increase of $0.9 million, or 20.5%, compared to $4.4 million for the three months ended June 30, 2001. The increase is attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense was $33.0 million for the three months ended June 30, 2002, an increase of $2.9 million, or 9.6%, compared to $30.1 million for the three months ended June 30, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses, which was approximately $1.7 million for the three months ended June 30, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Interest Income and Expense

Interest and other expense was $40.0 million, net of capitalized interest of $1.0 million, for the three months ended June 30, 2002. Interest and other expense was $29.4 million, net of capitalized interest of $2.0 million, for the three months ended June 30, 2001. The increase of $10.6 million, or 36.1%, relates partially to interest expense on our November 2001 private placement of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes, offset partially by a decrease of interest expense on our bank credit facility. The aggregate interest expense of these debt instruments increased from $10.4 million for the three months ended June 30, 2001 to $15.4 million for the three months ended June 30, 2002. Interest and other expense also increased approximately $2.7 million as the result of higher accretion of interest on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes, a greater loss in non-consolidated entities and a decrease in capitalized interest for the three months ended June 30, 2002. There was also a $2.4 million loss recognized as the result of the change in fair value of our interest rate swap derivative instruments, which did not qualify as hedges, for the three months ended June 30, 2002. For the three months ended June 30, 2002, we had a weighted average interest rate of 9.69% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.38% weighted average interest rate for the three months ended June 30, 2001.

Interest and other income was $1.7 million for the three months ended June 30, 2002, a decrease of $4.3 million, or 71.7%, compared to $6.0 million for the three months ended June 30, 2001. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Net Loss

Net loss was $30.6 million and $42.6 million for the three months ended June 30, 2002 and 2001, respectively. The net loss decrease of $12.0 million resulted primarily from the items discussed above.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Subscribers

Net subscriber additions were 77,872 for the six months ended June 30, 2002, bringing our total subscribers to 763,525 as of June 30, 2002, an increase of 36.2% over our subscriber total as of June 30, 2001. The increase in subscribers was primarily due to continued strong demand for our digital service offerings and pricing plans. During the six months ended June 30, 2002, 100% of our gross subscriber additions were post-pay on a one or two year service contract.

Churn

Subscriber churn was 2.0% and 1.9% for the six months ended June 30, 2002 and 2001, respectively. We believe that our churn rate remains consistently low due to our high quality system performance, our commitment to quality customer service and our focused collection efforts.

Average Revenue Per User

Average revenue per user was $57.01 and $59.27 for the six months ended June 30, 2002 and 2001, respectively. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.26 decrease, or 3.8%, was primarily the result of changes to our rate plans offered.

Revenues

Total revenue increased 37.7% to $342.9 million for the six months ended June 30, 2002 from $249.1 million for the six months ended June 30, 2001. Service revenue for the six months ended June 30, 2002 was $246.9 million, an increase of $68.1 million, or 38.1%, compared to $178.8 million for the six months ended June 30, 2001. The increase in service revenue was due primarily to strong growth in credit worthy subscribers. Equipment revenue was $15.3 million for the six months ended June 30, 2002, an increase of $3.2 million, or 26.4%, compared to $12.1 million for the six months ended June 30, 2001. The equipment revenue increase was due primarily to an increase in the average revenue per item sold.

Roaming revenue was $80.6 million for the six months ended June 30, 2002, an increase of $22.5 million, or 38.7%, compared to $58.1 million for the six months ended June 30, 2001. The increase in roaming revenue was due to increased roaming minutes of use resulting from the expansion of our network as well as the implementation of new roaming agreements with such carriers as Cingular Wireless LLC. Roaming minutes per cell site increased to 32,493 per month, for the six months ended June 30, 2002, from 25,891 minutes per month for the six months ended June 30, 2001.

Cost of Service and Equipment

Cost of service was $100.8 million for the six months ended June 30, 2002, an increase of $20.7 million, or 25.8%, compared to $80.1 million for the six months ended June 30, 2001. Approximately 28% of the increase was due to an increase in the costs to expand our network due to a growing number of subscribers and roamer minutes of use. The remaining increase, of approximately 72%, was the result of an increase in the charges paid to connect calls on other networks, including access, interconnection and toll related charges. Cost of service as a percentage of revenue, excluding equipment revenue, was 30.8% and 33.8% for the six months ended June 30, 2002 and 2001, respectively. The decrease of 300 basis points is primarily attributable to increased leverage on fixed interconnect and cell site costs.

Cost of equipment was $35.5 million for the six months ended June 30, 2002, an increase of $1.9 million, or 5.7%, compared to $33.6 million for the six months ended June 30, 2001. The increase in cost of equipment is attributable to a higher average cost per handset as the result of the mix of equipment sold. Inventory turned on average 22% a month during the six months ended June 30, 2002 as compared to 29% a month during the six months ended June 30, 2001. The decline in inventory turn is based upon an elevated inventory balance as of December 31, 2001.

Selling and Marketing Expense

Selling and marketing expense was $53.4 million for the six months ended June 30, 2002, an increase of $2.6 million, or 5.1%, compared to $50.8 million for the six months ended June 30, 2001. The increase was primarily due to increased commission expense as the result of sales through the agent channel increasing as a percentage of total gross additions, partially offset by a decrease in advertising and promotional spending.

General and Administrative Expense

General and administrative expense was $71.0 million for the six months ended June 30, 2002, an increase of $12.4 million, or 21.2%, compared to $58.6 million for the six months ended June 30, 2001. The increase was primarily due to the development and growth of infrastructure and staffing related to customer care, billing, collections and retention in conjunction with the corresponding growth in our subscriber base. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 21.7% and 24.7% for the six months ended June 30, 2002 and 2001, respectively. The decrease of 300 basis points is primarily attributable to increased customer care efficiency and focused management of variable costs such as bad debt and subscriber retention spending.

EBITDA Excluding Amortization of Non-Cash Compensation

EBITDA excluding amortization of non-cash compensation represents operating loss plus depreciation and amortization expense and non-cash compensation expense ("EBITDA"). We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $82.1 million and $25.9 million for the six months ended June 30, 2002 and 2001, respectively. The increase of $56.2 million resulted primarily from the items discussed above.

Non-cash Compensation Expense

Non-cash compensation expense was $10.6 million for the six months ended June 30, 2002, an increase of $3.9 million, or 58.2%, compared to $6.7 million for the six months ended June 30, 2001. The increase is attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense was $64.4 million for the six months ended June 30, 2002, an increase of $4.2 million, or 7.0%, compared to $60.2 million for the six months ended June 30, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses, which was approximately $3.5 million for the six months ended June 30, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

Interest Income and Expense

Interest and other expense was $73.3 million, net of capitalized interest of $2.2 million, for the six months ended June 30, 2002. Interest and other expense was $56.2 million, net of capitalized interest of $3.5 million, for the six months ended June 30, 2001. The increase of $17.1 million, or 30.4%, relates primarily to increases of interest expense on our January 2001 private placement of $350.0 million aggregate principal amount of 9 3/8% senior subordinated notes and our November 2001 private placement of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes, offset partially by a decrease of interest expense on our bank credit facility. The aggregate interest expense of these debt instruments increased from $35.0 million for the six months ended June 30, 2001 to $47.1 million for the six months ended June 30, 2002. The remaining increase in interest and other expense was due primarily to increases in the accretion of interest on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes, our loss in non-consolidated entities and a decrease in capitalized interest. For the six months ended June 30, 2002, we had a weighted average interest rate of 9.67% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.58% weighted average interest rate for the six months ended June 30, 2001.

Interest and other income was $4.2 million for the six months ended June 30, 2002, a decrease of $7.0 million, or 62.5%, compared to $11.2 million for the six months ended June 30, 2001. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances, offset by a $0.8 million of gain resulting from the change in fair value of our interest rate swap derivative instruments, which did not qualify as hedges.

Net Loss

Net loss was $62.0 million and $86.1 million for the six months ended June 30, 2002 and 2001, respectively. The net loss decrease of $24.1 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of June 30, 2002, we had $320.9 million in cash and cash equivalents, as compared to $371.1 million in cash and cash equivalents at December 31, 2001. Net working capital was $278.7 million as of June 30, 2002 and $283.7 million as of December 31, 2001.

Net Cash Provided by Operating Activities

The $25.8 million of cash provided by operating activities during the six month period ended June 30, 2002 was the result of our net loss of $62.0 million and $19.5 million of cash used by changes in working capital and other long-term assets, offset by $107.3 million of depreciation and amortization, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense, loss on disposal of fixed assets and gain on non-hedging interest rate swap derivative instruments.

Net Cash Used in Investing Activities

The $67.6 million of cash used by investing activities during the six month period ended June 30, 2002 was primarily related to $64.9 million of capital expenditures associated with our network expansion and the acquisition of FCC licenses for $21.3 million, partially offset by the net repayment of $18.5 million of senior loans by Lafayette Communications Company, L.L.C., an entity in which we hold a 39% interest. The capital expenditures were made primarily to expand and enhance our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network to support future technological advances.

Net Cash Used in Financing Activities

The $8.3 million of cash used by financing activities during the six month period ended June 30, 2002 was primarily related to our $6.3 million payment on our credit facility and the payment of $1.5 million of deferred financing costs.

Liquidity

On June 11, 2002, we entered into a definitive agreement to acquire personal communications services licenses from Lafayette in several markets in our territory for an aggregate purchase price of $23.5 million. The transaction, which requires FCC approval, is expected to close in the second half of 2002.

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements, however, it is possible that additional financing may be needed. Our credit facility will permit us, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow up to $478.8 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under this facility are subject to customary terms and conditions. As of June 30, 2002, we had outstanding borrowings of $178.8 million and could have borrowed up to an additional $300.0 million under our credit facility.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of June 30, 2002, our outstanding debt can be categorized as follows (dollars in thousands):

                  Fixed interest rates:
                           Senior subordinated notes ..........     $1,192,832
                  Subject to interest rate fluctuations:
                           Bank credit facility ...............     $  178,750


Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. To the extent possible, we manage interest rate exposure and the floating to fixed ratio through Triton's borrowings, but sometimes we may use interest rate swaps to adjust our risk profile. We selectively enter into interest rate swaps to manage interest rate exposure only.

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. Swap counter parties are major commercial banks. Through June 30, 2002, we had entered into thirteen interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

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

               4.4 Agreement of Resignation, Appointment and Acceptance, dated as of January 18, 2001, by and among Triton PCS, Inc., Chase Manhattan Trust Company, National Association, as prior trustee and successor to PNC Bank, National Association, and The Bank of New York, as successor trustee under the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.5 to the Form 10-Q of Triton PCS Holdings Inc. for the quarter ended June 30,
                      2001).

               4.5 Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

               4.6 Indenture, dated as of November 14, 2001, among Triton PCS, Inc., The Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

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

               4.8 Amendment No. 1 to First Amended and Restated Stockholders' Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

               4.9 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

               4.10 Amendment No. 1 to Investors Stockholders' Agreement, dated as of October 27, 1999, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital
                      (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

               10.1 Amendment No. 3 to Network Membership License Agreement, dated as of April 4, 2002, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to
                      Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

               10.2 Amendment No. 3 to Intercarrier Roamer Service Agreement, dated as of April 4, 2002, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

             + 10.3 Fourth Addendum to Acquisition Agreement, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

             + 10.4 Master Purchase Agreement, effective as of September 21, 2001, between Ericsson Inc. and Triton PCS Equipment Company L.L.C. (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

             + 10.5 Statement of Work No. 1, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

             + 10.6 Statement of Work No. 2, effective as of April 10, 2002, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

             + 10.7 Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit
                      10.7 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

             + 10.8 GSM/GPRS Supplement to the Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

               10.9 Form of Director Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

               10.10 Agreement for Purchase and Sale of FCC License, dated as of July 25, 2002, by and between AT&T Wireless PCS, Inc., AT&T Wireless Services, Inc., Triton PCS, Inc. and Triton PCS License Company L.L.C. (incorporated by reference to
                      Exhibit 10.10 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

               99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


               (b)    Reports on Form 8-K

                      None.

________________________

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TRITON PCS, INC.

Date:  August 12, 2002       By:         /s/ Michael E. Kalogris
                               -------------------------------------------------

                                 Michael E. Kalogris
                                 Chief Executive Officer
                                 (principal executive officer)


Date:  August 12, 2002       By:         /s/ David D. Clark
                               -------------------------------------------------

                                 David D. Clark
                                 Executive Vice President and Chief Financial
                                 Officer (principal financial officer)