Form 10-Q
period 2002-09-30
TRITON PCS INC
filed 2002-11-12
CIK 1064735

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ___________________________

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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





Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No ____
    -----

                                TRITON PCS, INC.

                              THIRD QUARTER REPORT

                                Table of Contents

                                  PART I. Financial Information

 Item 1. Financial Statements                                                                        Page No.
                                                                                                     --------
         Condensed Consolidated Balance Sheets at December 31, 2001 and
         September 30, 2002 ......................................................................       3

         Consolidated Statements of Operations and Comprehensive Loss for the three and nine
         months ended September 30, 2001 and 2002 ................................................       4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2002 .............................................................       5

         Notes to the Financial Statements .......................................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..............................      17

Item 4.  Controls and Procedures .................................................................      17



                                  PART II. Other Information

Item 1.  Legal Proceedings .......................................................................      18

Item 2.  Changes in Securities and Use of Proceeds ...............................................      18

Item 3.  Defaults Upon Senior Securities .........................................................      18

Item 4.  Submission of Matters to a Vote of Security Holders .....................................      18

Item 5.  Other Information .......................................................................      18

Item 6.  Exhibits and Reports on Form 8-K ........................................................      18

                          PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                TRITON PCS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,              September 30,
                                                                                     2001                       2002
                                                                                 ------------              -------------
ASSETS:
Current assets:
  Cash and cash equivalents                                                      $    371,088                $   276,321
  Accounts receivable, net of allowance for doubtful accounts of
   $3,345 and $4,748, respectively                                                     52,496                     72,094
  Accounts receivable - roaming partners                                               16,189                     28,407
  Inventory, net                                                                       29,740                     24,061
  Prepaid expenses                                                                      8,160                     11,139
  Other current assets                                                                  5,642                      6,027
                                                                                 ---------------------------------------
Total current assets                                                                  483,315                    418,049

Property and equipment:
  Land                                                                                    313                        462
  Network infrastructure and equipment                                                871,523                    938,229
  Furniture, fixtures and computer equipment                                           75,651                     85,954
  Capital lease assets                                                                  8,860                      8,737
  Construction in progress                                                             55,651                     49,939
                                                                                 ---------------------------------------
                                                                                    1,011,998                  1,083,321
Less accumulated depreciation                                                        (218,823)                  (311,258)
                                                                                 ---------------------------------------
Net property and equipment                                                            793,175                    772,063

Intangible assets, net                                                                283,847                    326,333
Investment in and advances to non-consolidated entities                               116,731                    101,525
Other long-term assets                                                                  6,878                      6,942
                                                                                 ---------------------------------------

Total assets                                                                     $  1,683,946                $ 1,624,912
                                                                                 =======================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
  Accounts payable                                                               $    120,057                $    97,621
  Accrued payroll and related expenses                                                 17,381                     16,989
  Accrued expenses                                                                      6,634                     10,444
  Current portion of long-term debt                                                    12,641                      7,554
  Deferred revenue                                                                     12,099                     16,869
  Deferred gain on sale of property and equipment                                       1,190                      1,190
  Accrued interest                                                                     20,351                     21,006
  Other current liabilities                                                             9,307                      9,010
                                                                                 ---------------------------------------
Total current liabilities                                                             199,660                    180,683

Long-term debt:
  Capital lease obligations                                                             2,512                      1,258
  Bank credit facility                                                                174,441                    170,074
  Senior subordinated debt                                                          1,167,338                  1,206,039
                                                                                 ---------------------------------------
Total long-term debt                                                                1,344,291                  1,377,371

Deferred income taxes                                                                  11,935                     11,935
Deferred revenue                                                                        3,129                      3,161
Fair value of derivative instruments                                                   20,584                     25,951
Deferred gain on sale of property and equipment                                        28,262                     27,370
                                                                                 ---------------------------------------
Total liabilities                                                                   1,607,861                  1,626,471


Stockholder's equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares
  issued and outstanding as of December 31, 2001 and September 30, 2002                     -                          -
Additional paid-in capital                                                            737,573                    741,962
Accumulated deficit                                                                  (561,209)                  (655,635)
Accumulated other comprehensive loss                                                   (7,660)                    (7,686)
Deferred compensation                                                                 (92,619)                   (80,200)
                                                                                 ---------------------------------------
Total stockholder's equity (deficit)                                                   76,085                     (1,559)
                                                                                 ---------------------------------------
Total liabilities and stockholder's equity (deficit)                             $  1,683,946                $ 1,624,912
                                                                                 =======================================

                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                                            Three Months                     Nine Months
                                                                                Ended                           Ended
                                                                            September 30,                    September 30,
                                                                     --------------------------       --------------------------
                                                                        2001            2002             2001            2002
                                                                     ----------      ----------       ----------      ----------
Revenues:
     Service revenues                                                $  106,074      $  135,767       $  284,876      $  382,700
     Roaming revenues                                                    35,896          50,396           93,995         131,030
     Equipment revenues                                                   6,788           8,521           18,937          23,825
                                                                     ----------      ----------       ----------      ----------
     Total revenue                                                      148,758         194,684          397,808         537,555
Expenses:
    Cost of service (excluding the below amortization,
     excluding depreciation of $23,292 and $27,753 for
     the three months ended September 30, 2001 and
     2002, respectively, and $66,229 and $81,563 for
     the nine months ended September 30, 2001 and 2002,
     respectively, and excluding noncash compensation
     of $788 and $911 for the three months ended
     September 30, 2001 and 2002, respectively, and
     $1,746 and $2,736 for the nine months ended
     September 30, 2001 and 2002, respectively)                          47,230          56,547          127,356         157,355
    Cost of equipment                                                    18,232          15,931           51,474          51,051
    Selling and marketing (excluding noncash
     compensation of $415 and $655 for the three months
     ended September 30, 2001 and 2002, respectively,
     and $1,288 and $1,886 for the nine months ended
     September 30, 2001 and 2002, respectively)                          26,033          28,321           75,128          78,471
    General and administrative (excluding noncash
     compensation of $3,855 and $3,864 for the three
     months ended September 30, 2001 and 2002,
     respectively, and $8,758 and $11,416 for the
     nine months ended September 30, 2001 and 2002,
     respectively)                                                       37,449          43,345           98,183         118,041
    Non-cash compensation                                                 5,058           5,430           11,792          16,038
    Depreciation                                                         27,508          34,461           78,288          96,556
    Amortization                                                          4,971           1,243           14,364           3,785
                                                                     ----------      ----------       ----------      ----------

    Income (loss) from operations                                       (17,723)          9,406          (58,777)         16,258

Interest and other expense, net of capitalized
    interest                                                             31,149          43,421           87,368         115,670
Interest and other income                                                 4,701           1,556           15,884           4,986
                                                                     ----------      ----------       ----------      ----------

Net loss                                                                (44,171)        (32,459)        (130,261)        (94,426)

Other comprehensive loss, net of tax:
    Cumulative effect of change in accounting
        principle                                                             -               -           (4,162)              -
    Unrealized loss on derivative
        instruments                                                     (12,883)           (788)         (16,832)            (26)
                                                                     ----------      ----------       ----------      ----------

Comprehensive loss                                                     ($57,054)       ($33,247)       ($151,255)       ($94,452)
                                                                     ==========      ==========       ==========      ==========

                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     Nine Months
                                                                                       Ended
                                                                                   September 30,
                                                                             ------------------------
                                                                               2001             2002
                                                                             -------          -------
Cash flows from operating activities:
Net loss                                                                   ($130,261)        ($94,426)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Depreciation and amortization                                              92,652          100,341
   Accretion of interest                                                      35,627           39,559
   Equity losses in non-consolidated entities                                     20            1,329
   Bad debt expense                                                            8,977           11,153
   Non-cash compensation                                                      11,792           16,038
   Loss on derivative instruments not acting as hedges                             -            5,341

Change in operating assets and liabilities:
   Accounts receivable                                                       (26,776)         (42,969)
   Inventory                                                                   1,264            5,679
   Prepaid expenses and other current assets                                  (5,867)          (4,444)
   Intangible and other assets                                                (3,003)             280
   Accounts payable                                                            8,151            7,095
   Accrued payroll and related expenses                                        1,021             (392)
   Deferred revenue                                                            6,549            4,802
   Accrued expenses                                                            2,010            3,810
   Accrued interest                                                            6,145              655
   Other liabilities                                                           2,120           (1,189)
                                                                          ----------       ----------
                  Net cash provided by operating activities                   10,421           52,662

Cash flows from investing activities:
Capital expenditures                                                        (184,652)        (106,494)
Net (advances to) repayments from non-consolidated entities                  (88,880)          13,877
Acquisition of FCC licenses                                                        -          (43,129)
Proceeds from disposal of fixed assets                                             -              150
Other                                                                         (3,077)             (20)
                                                                          ----------       ----------
                  Net cash used in investing activities                     (276,609)        (135,616)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net                             337,995                -
Borrowings under credit facility                                             281,000                -
Payments under credit facility                                               (38,750)          (9,375)
Capital contributions from parent                                            106,213              770
Payment of deferred financing costs                                           (1,163)          (1,473)
Payment of deferred transaction costs                                         (1,142)               -
Advances to related party, net                                                  (147)            (120)
Principal payments under capital lease obligations                            (1,466)          (1,615)
                                                                          ----------       ----------
                  Net cash (used in) provided by financing activities        682,540          (11,813)
                                                                          ----------       ----------
Net (decrease) increase in cash                                              416,352          (94,767)

Cash and cash equivalents, beginning of period                                 1,617          371,088
                                                                          ----------       ----------

Cash and cash equivalents, end of period                                    $417,969         $276,321
                                                                          ==========       ==========

Cash paid for interest expense                                              $ 48,479         $ 70,594

Non-cash investing and financing activities:
         Capital expenditures included in accounts payable                    23,201            8,398
         Deferred stock compensation                                          68,036            3,619
         Change in fair value of derivative instruments acting as hedges      20,994               26

                 See accompanying notes to financial statements.

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

(1)    Basis of Presentation

       The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. ("Triton"). The results of operations for the three and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001, which include information and disclosures not included herein.

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

       Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. In the third quarter of 2002, the Company determined that certain expenses previously classified as selling and marketing and cost of equipment were more accurately classified as general and administrative expenses. These expenses include retail customer service expenses and handset subsidies incurred specifically for existing subscribers and not related to new customer additions.

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

       In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. It also eliminates the exception to consolidate a subsidiary for which control is likely to be temporary. Management is currently evaluating the impact this statement will have on the Company's financial position and results of operations.

       In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-09 "Accounting for Consideration Given by a Vendor to a Customer/Reseller". EITF 01-09 primarily establishes accounting standards for the classification, recognition and measurement of consideration given by a vendor to a reseller. The provisions of EITF 01-09 are effective for fiscal years beginning after December 15, 2001. The adoption of EITF 01-09, effective January 1, 2002, did not have a material impact on the Company's financial position or results of operations, but it did require certain costs that were previously classified as an expense to be reflected as an offset to equipment revenue. For the nine months ended September 30, 2001, approximately $0.6 million of expense has been reclassified as an offset to equipment revenue to conform with the current period presentation.

       In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

       Technical Corrections as of April 2002". SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". It also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". It amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management is currently evaluating the impact this statement will have on the Company's financial position and results of operations.

(3)    Loss on the Disposal of Assets

       In the third quarter of 2002, the Company incurred a loss of $2.6 million as the result of management making the decision not to complete the construction of certain cell sites. This charge is included in depreciation expense on the Statements of Operations and Comprehensive Loss.

(4)    Accounting for Intangible Assets

       On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, FCC licenses, which are categorized as an asset with an indefinite life, are no longer subject to amortization. As an asset with an indefinite life, the licenses are subject to at least an annual assessment for impairment. All of the Company's FCC licenses are aggregated for the purpose of performing the impairment test as they are operated as a single asset, and, as such, are essentially inseparable from one another. The Company has evaluated these assets, and based upon a discounted future cash flows model, the FCC licenses are not impaired. As of January 1, 2002, the Company had recorded a net asset of approximately $255.7 million for its FCC licenses.

       The elimination of FCC license amortization would have reduced net loss by approximately $1.7 million and $5.2 million for the three and nine months ended September 30, 2001, respectively. The pro forma net loss information is shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001.

                                                       Three Months                   Nine Months
                                                          Ended                          Ended
                                                       September 30,                 September 30,
                                              -------------------------------   -------------------------
                                              Pro forma              Actual     Pro forma       Actual
(Dollars in thousands)                           2001                 2002         2001          2002
                                              -----------         -----------   ----------    -----------
                                               (unaudited)         (unaudited)  (unaudited)   (unaudited)
Net loss:
    Reported net loss                            ($44,171)           ($32,459)   ($130,261)      ($94,426)
    Add back: FCC license amortization              1,736                   -        5,207              -
                                              -----------          ----------   ----------      ---------
    Adjusted net loss                            ($42,435)           ($32,459)   ($125,054)      ($94,426)
                                              -----------          ----------   ----------      ---------

(5)    Employee Stock Purchase Plan

       Holdings maintains an Employee Stock Purchase Plan (the "Plan") pursuant to which employees may purchase shares of Holdings' Class A common stock. Under the terms of the Plan, the Stock Plan Committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee, but shall not be less than the lesser of: (i) eighty-five percent (85%) of the fair market value of the Class A common stock on the first business day of each offering period; or (ii) eighty-five percent (85%) of the fair market value of the Class A common stock on the last business day of the offering period. Holdings issued 9,650 shares of Class A common stock, at a per share price of $24.95, in January 2002; 33,831 shares of Class A common stock, at a per share price of $8.66, in April 2002; 64,255 shares of Class A common stock, at a per share price of $3.32, in July 2002; and 94,968 shares of Class A common stock, at a per share price of $1.78, in October 2002, pursuant to the Plan.

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

(6)    Stock Compensation

       On May 1, 2002, Holdings granted 622,185 shares of restricted Class A common stock to management employees. Of the total grant, 50,000 shares of restricted Class A common stock were issued from a common stock trust established for grants of common stock to management, employees and independent directors (the "Trust"). The remaining shares were issued under Holdings' 1999 Stock Incentive Plan (the "Stock Incentive Plan"). All of these shares are subject to five-year vesting provisions. Deferred compensation of approximately $5.2 million was recorded based on the market value at the date of grant. Also, on May 1, 2002, Holdings granted 212,435 shares of restricted Class A common stock to employees. These shares of restricted Class A common stock were issued under the Holdings' Stock Incentive Plan and are subject to four-year vesting provisions. Deferred compensation of approximately $1.8 million was recorded based on the market value at the date of grant.

       During the nine months ended September 30, 2002, certain employees, who resigned their employment with the Company, forfeited approximately $3.7 million of deferred compensation and in doing so returned 16,947 shares of Holdings' restricted Class A common stock to the Trust and forfeited another 102,247 shares of restricted Class A common stock, which were issued under the Holdings' Stock Incentive Plan.

       Holdings has entered into Director Stock Award Agreements with its four directors considered to be independent by management - Scott I. Anderson, John D. Beletic, Arnold L. Chavkin and Rohit M. Desai. Each independent director received an award of 11,250 shares of Holdings' Class A common stock for service on Holdings' Board of Directors and an additional 6,250 shares for service on each of the audit committee and the compensation committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr. Desai each received a total award of 23,750 shares under agreements dated as of July 1, 2002, recognizing their service on both committees. Each award vests in equal installments over a five-year period, with the first installment vesting on June 1, 2003. Upon each director's termination of service as a member of Holdings' Board of Directors for any reason, the director has agreed to forfeit any unvested shares, subject to the exception that if the director is not nominated to serve as a member of the Board of Directors when his term expires or if nominated, does not receive the requisite vote to be elected, the director will be deemed to have served on the Board of Directors as of the vesting date closest to the relevant annual meeting of Holdings' stockholders.

(7)    License Purchases

       The Company has acquired, or has entered into agreements to acquire, additional spectrum as part of its current network overlay to offer GSM/GPRS services.

       During the second quarter of 2002, the Company consummated two license purchase agreements for an aggregate purchase price of approximately $22.6 million. First, Virginia PCS Alliance, L.L.C. disaggregated its personal communications services C block licenses for the Charlottesville, Virginia and Winchester, Virginia basic trading areas by selling the Company 10 MHz of spectrum in each market. Second, AT&T Wireless PCS, LLC partitioned and disaggregated its broadband personal communications services A block license for the Atlanta major trading area by selling the Company 20 MHz of spectrum for Bulloch County, Georgia and Screven County, Georgia.

       On July 15, 2002, the Company entered into a definitive agreement to acquire a 10 MHz personal communications services license in Fayetteville, North Carolina from Northcoast Communications, LLC. The transaction was approved by the FCC on October 11, 2002, and is expected to close in the fourth quarter of 2002.

       On July 25, 2002, the Company entered into a definitive agreement to acquire personal communications services licenses in Richmond, Norfolk and Roanoke, Virginia from AT&T Wireless PCS, LLC for $65.0 million. The three 10 MHz A block licenses for the Richmond, Norfolk and Roanoke basic trading areas cover approximately 3.7 million people. The transaction was approved by the FCC on October 8, 2002, and is expected to close in the fourth quarter of 2002.

                                TRITON PCS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

       On September 30, 2002, the Company acquired nine personal communications services licenses in several markets in the Company's territory from Lafayette Communications Company, L.L.C., an entity in which the Company holds a 39% interest, for an aggregate purchase price of approximately $25.0 million.

(8)    Credit Facility

       Triton is a party to a bank credit facility. On February 20, 2002, Triton entered into a second amendment to its second amended and restated credit agreement. As part of the second amendment, various maturity dates were revised under the credit facility as follows: the maturity dates of each of the Tranche A, C and D term loans and of the Revolving Facility were changed from August 2006 to May 2006. The maturity date of the Tranche B term loan was changed from May 2007 to February 2007. On March 8, 2002, Triton entered into a third amendment to its second amended and restated credit agreement. The third amendment created a $125.0 million Tranche E term loan maturing in February 2007, increasing Triton's committed available borrowings under the facility to $300.0 million. The Tranche E commitment expires March 8, 2003, if not drawn prior to that date. If drawn, Triton must repay the Tranche E term loan in sixteen consecutive quarterly installments, beginning in May 2003 (the amount of the first eleven installments, $312,500; the next four installments, $6,250,000; and the last installment, $96,562,500). The Tranche E term loan accrues interest under the same terms as the Tranche B term loan, with an applicable margin of 2.00% in the case of an ABR loan, and 3.00% in the case of a Eurodollar loan.

       As of September 30, 2002, the Company had $175.6 million of outstanding borrowings under its bank credit facility.

(9)    Subsequent Events

       On October 16, 2002, Triton entered into a fourth amendment to its second amended and restated credit agreement to provide greater flexibility in the total leverage and interest coverage covenant requirements. No other material terms or conditions of the credit agreement were changed, and the Company did not incur any fees related to this transaction. In exchange for the covenant changes, the Company agreed to reduce the facility by $50.0 million. The commitment reduction consisted of a $30.0 million repayment of outstanding borrowings and a $20.0 million reduction in unfunded commitments. Giving effect to the commitment reduction, the total senior credit facility is approximately $425.6 million, of which approximately $145.6 million is funded and approximately $280.0 million is unfunded.

       Triton has also agreed to acquire nine additional FCC licenses from Lafayette. The purchase price will be satisfied through the retirement of debt that Lafayette owes to Triton.

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

Overview

We are a leading provider of wireless communications services in the southeastern United States. Our wireless communications licenses cover approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed personal communications services licenses for 20 megahertz, or MHz, of authorized frequencies covering 11.3 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transaction with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless' systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless' digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless' and other carriers' wireless customers who roam into our covered areas.

We have successfully launched personal communications services in all of our 37 markets. Our extensive network in these markets includes seven switches and more than 2,180 cell sites. Our markets have attractive demographic characteristics for wireless communications services and include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. Since we began offering services in these 37 markets, our subscriber base and the number of minutes generated by non-Triton subscribers roaming onto our network have grown dramatically.

From our initial launch of personal communications services in January 1999 to September 30, 2002, our subscriber base has grown from 33,844 subscribers to 796,486 subscribers. Roaming minutes generated by non-Triton subscribers since January 1999 have increased from approximately 0.7 million minutes per month to a high, in August 2002, of approximately 95.0 million minutes per month. Roaming minutes for the third quarter of 2002 were approximately 271.2 million, which represents a 57.1% increase over the third quarter of 2001.

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Subscribers

Net subscriber additions were 32,961 for the three months ended September 30, 2002, bringing our total subscribers to 796,486 as of September 30, 2002, an increase of 28.9% over our subscriber total as of September 30, 2001. The increase in subscribers was primarily due to continued demand for our digital service offerings and pricing plans. During the three months ended September 30, 2002, 100% of our gross subscriber additions were post-pay on a one or two year service contract.

Churn

Subscriber churn was 2.2% and 2.0% for the three months ended September 30, 2002 and 2001, respectively. We believe that our churn rate remains consistently low due to our high-quality system performance, our commitment to quality customer service and our focused retention efforts.

Average Revenue Per User

Average revenue per user was $58.02 and $60.01 for the three months ended September 30, 2002 and 2001, respectively. We continue to focus on attracting new high-value customers with our compelling rate plans, exceptional customer service and extensive network. The decrease was primarily the result of changes and additions to the rate plans we offer.

Revenues

Total revenue increased 30.8% to $194.7 million for the three months ended September 30, 2002, from $148.8 million for the three months ended September 30, 2001. Service revenue for the three months ended September 30, 2002 was $135.8 million, an increase of $29.7 million, or 28.0%, compared to $106.1 million for the three months ended September 30, 2001. The increase in service revenue was due primarily to growth in subscribers. Equipment revenue was $8.5 million for the three months ended September 30, 2002, an increase of $1.7 million, or 25.0%, compared to $6.8 million for the three months ended September 30, 2001. The equipment revenue increase was due primarily to an increase in the average revenue per unit sold.

Roaming revenue was $50.4 million for the three months ended September 30, 2002, an increase of $14.5 million, or 40.4%, compared to $35.9 million for the three months ended September 30, 2001. The increase in roaming revenue was due to increased roaming minutes of use resulting from the expansion of our network, the implementation of new roaming agreements with such carriers as Cingular Wireless and the overall subscriber growth in the wireless industry.

Cost of Service and Equipment

Cost of service was $56.5 million for the three months ended September 30, 2002, an increase of $9.3 million, or 19.7%, compared to $47.2 million for the three months ended September 30, 2001. The increase was related to the higher volume of traffic on our network driven by subscriber growth and higher roaming minutes of use. Cost of service as a percentage of revenue, excluding equipment revenue, was 30.4% and 33.3% for the three months ended September 30, 2002 and 2001, respectively. The decrease of 2.9% was primarily attributable to increased leverage on fixed interconnect and cell site costs.

Cost of equipment was $15.9 million for the three months ended September 30, 2002, a decrease of $2.3 million, or 12.6%, compared to $18.2 million for the three months ended September 30, 2001. The decrease in cost of equipment was primarily attributable to a lower average cost per handset driven by a combination of lower handset prices and a change in the mix of equipment sold.

Selling and Marketing Expense

Selling and marketing expense was $28.3 million for the three months ended September 30, 2002, an increase of $2.3 million, or 8.8%, compared to $26.0 million for the three months ended September 30, 2001. The increase was primarily due to increased advertising and promotional spending related to the launch of Triton's new service offering, the "SunCom UnPlan", and promotional incentives offered to sales associates and agent distributors.

Cost per Gross Addition

Beginning July 1, 2002, we changed our method of calculating cost per gross addition, or CPGA. Retail customer service expenses and handset subsidies incurred specifically for existing subscribers and not related to new subscriber additions, both previously part of the calculation of CPGA, are instead classified as general and administrative expenses. Prior period amounts have been reclassified to conform with the current period presentation. The reclassification of these costs did not impact operating expenses, EBITDA or income (loss) from continuing operations.

                                                         Three Months                         Three Months
                                                            Ended                                Ended
                                                      September 30, 2001                   September 30, 2002
                                               ---------------------------------   ----------------------------------
                                                  Currently        Previously        Currently           Previously
                                                  Calculated       Calculated        Calculated          Calculated
                                               ----------------  ---------------   --------------      --------------
 CPGA                                               $  405           $  417           $   418               $   438
 General and administrative expense as a % of
   total revenue, excluding equipment revenue         26.4%            25.6%             23.3%                 22.4%

General and Administrative Expense

General and administrative expense was $43.3 million for the three months ended September 30, 2002, an increase of $5.9 million, or 15.8%, compared to $37.4 million for the three months ended September 30, 2001. The increase was related to expansion of the number of customer care representatives to support our customer growth, and certain other expenses related to customer care and retention. General and administrative expenses as a percentage of revenue, excluding equipment revenue, were 23.3% and 26.4% for the three months ended September 30, 2002 and 2001, respectively. The decrease of 3.1% was primarily attributable to increased customer care efficiency and increased leverage on other fixed costs.

EBITDA Excluding Amortization of Non-Cash Compensation

EBITDA excluding amortization of non-cash compensation represents operating loss plus depreciation and amortization expense and non-cash compensation expense, which we refer to as EBITDA. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $50.5 million and $19.8 million for the three months ended September 30, 2002 and 2001, respectively. The increase of $30.7 million resulted primarily from the items discussed above.

Non-cash Compensation Expense

Non-cash compensation expense was $5.4 million for the three months ended September 30, 2002, an increase of $0.3 million, or 5.9%, compared to $5.1 million for the three months ended September 30, 2001. The increase was attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense was $35.7 million for the three months ended September 30, 2002, an increase of $3.2 million, or 9.8%, compared to $32.5 million for the three months ended September 30, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses, which was approximately $1.7 million for the three months ended September 30, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, there was a $2.6 million loss recognized in connection with management's decision not to complete the construction of certain cell sites.

Interest Income and Expense

Interest and other expense was $43.4 million, net of capitalized interest of $1.0 million, for the three months ended September 30, 2002. Interest and other expense was $31.1 million, net of capitalized interest of $1.5 million, for the three months ended September 30, 2001. The increase of $12.3 million, or 39.5%, relates partially to interest expense on our November 2001 private placement of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes, offset partially by a decrease of interest expense on our bank credit facility. The aggregate interest expense of these debt instruments increased from $10.9 million for the three months ended September 30, 2001 to $15.5 million for the three months ended September 30, 2002. Interest and other expense also increased as the result of higher accretion of interest of $1.3 million on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes.

For the three months ended September 30, 2002, there was also a $6.1 million loss recognized as the result of the change in fair value of our interest rate swap derivative instruments, which did not qualify as hedges. These interest rate swaps do not qualify as hedges as the result of the repayment of previously matched variable rate debt in November of 2001 with proceeds from our 8 3/4% notes offering.

We had a weighted average interest rate of 9.70% for the three months ended September 30, 2002, on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.23% weighted average interest rate for the three months ended September 30, 2001.

Interest and other income was $1.6 million for the three months ended September 30, 2002, a decrease of $3.1 million, or 66.0%, compared to $4.7 million for the three months ended September 30, 2001. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Net Loss

Net loss was $32.5 million and $44.2 million for the three months ended September 30, 2002 and 2001, respectively. The net loss decrease of $11.7 million resulted primarily from the items discussed above.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Subscribers

Net subscriber additions were 110,833 for the nine months ended September 30, 2002, bringing our total subscribers to 796,486 as of September 30, 2002, an increase of 28.9% over our subscriber total as of September 30, 2001. The increase in subscribers was primarily due to continued demand for our digital service offerings and pricing plans. During the nine months ended September 30, 2002, 100% of our gross subscriber additions were post-pay on a one or two year service contract.

Churn

Subscriber churn was 2.1% and 1.9% for the nine months ended September 30, 2002 and 2001, respectively. We believe that our churn rate remains consistently low due to our high-quality system performance, our commitment to quality customer service and our focused retention efforts.

Average Revenue Per User

Average revenue per user was $57.36 and $59.54 for the nine months ended September 30, 2002 and 2001, respectively. We continue to focus on attracting new high-value customers with our compelling rate plans, exceptional customer service and extensive network. The decrease was primarily the result of changes and additions to the rate plans we offer.

Revenues

Total revenue increased 35.1% to $537.6 million for the nine months ended September 30, 2002 from $397.8 million for the nine months ended September 30, 2001. Service revenue for the nine months ended September 30, 2002 was $382.7 million, an increase of $97.8 million, or 34.3%, compared to $284.9 million for the nine months ended September 30, 2001. The increase in service revenue was due primarily to growth in subscribers. Equipment revenue was $23.8 million for the nine months ended September 30, 2002, an increase of $4.9 million, or 25.9%, compared to $18.9 million for the nine months ended September 30, 2001. The equipment revenue increase was due primarily to an increase in the average revenue per unit sold. Roaming revenue was $131.0 million for the nine months ended September 30, 2002, an increase of $37.0 million, or 39.4%, compared to $94.0 million for the nine months ended September 30, 2001. The increase in roaming revenue was due to increased roaming minutes of use resulting from the expansion of our network, the implementation of new roaming agreements with such carriers as Cingular Wireless and the overall subscriber growth in the wireless industry.

Cost of Service and Equipment

Cost of service was $157.4 million for the nine months ended September 30, 2002, an increase of $30.0 million, or 23.5%, compared to $127.4 million for the nine months ended September 30, 2001. The increase was related to the higher volume of traffic on our network driven by subscriber growth and higher roaming minutes of use. Cost of service as a percentage of revenue, excluding equipment revenue, was 30.6% and 33.6% for the nine months ended September 30, 2002 and 2001, respectively. The decrease of 3.0% was primarily attributable to increased leverage on fixed interconnect and cell site costs.

Cost of equipment was $51.1 million for the nine months ended September 30, 2002, a decrease of $0.4 million, or 0.8%, compared to $51.5 million for the nine months ended September 30, 2001.

Selling and Marketing Expense

Selling and marketing expense was $78.5 million for the nine months ended September 30, 2002, an increase of $3.4 million, or 4.5%, compared to $75.1 million for the nine months ended September 30, 2001. The increase was primarily due to promotional incentives offered to sales associates and agent distributors and an increase in advertising and promotional spending related to the launch of Triton's new service offering, the "SunCom UnPlan".

Cost per Gross Addition

Beginning July 1, 2002, we changed our method of calculating CPGA. Retail customer service expenses and handset subsidies incurred specifically for existing subscribers and not related to new customer additions, both previously part of the calculation of CPGA, are instead classified as general and administrative expenses. Prior period amounts have been reclassified to conform with the current period presentation. The reclassification of these costs did not impact operating expenses, EBITDA or income (loss) from continuing operations.

                                                         Nine Months                  Nine Months
                                                           Ended                        Ended
                                                      September 30, 2001          September 30, 2002
                                                  --------------------------- --------------------------
                                                   Currently      Previously   Currently     Previously
                                                   Calculated     Calculated   Calculated    Calculated
                                                  -------------  ------------ ------------- ------------
   CPGA                                              $  406         $  418       $  427        $  448
   General and administrative expense as a % of
        total revenue, excluding equipment revenue     25.9%          25.1%        23.0%         21.9%

General and Administrative Expense

General and administrative expense was $118.0 million for the nine months ended September 30, 2002, an increase of $19.8 million, or 20.2%, compared to $98.2 million for the nine months ended September 30, 2001. The increase was related to expansion of the number of customer care representatives to support our customer growth, and certain other expenses related to customer care and retention. General and administrative expenses as a percentage of revenue, excluding equipment revenue, were 23.0% and 25.9% for the nine months ended September 30, 2002 and 2001, respectively. The decrease of 2.9% was primarily attributable to increased customer care efficiency and increased leverage on other fixed costs.

EBITDA Excluding Amortization of Non-Cash Compensation

EBITDA excluding amortization of non-cash compensation represents operating loss plus depreciation and amortization expense and non-cash compensation expense, which we refer to as EBITDA. We believe EBITDA provides meaningful additional information on our operating results and on our ability to service our long-term debt and other fixed obligations as well as our ability to fund our continued growth. EBITDA is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. Growth in EBITDA is considered to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. EBITDA should not be construed as an alternative to operating income (loss) or to cash flows from operating activities as determined in accordance with United States GAAP, or as a measure of liquidity. EBITDA was $132.6 million and $45.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $86.9 million resulted primarily from the items discussed above.

Non-cash Compensation Expense

Non-cash compensation expense was $16.0 million for the nine months ended September 30, 2002, an increase of $4.2 million, or 35.6%, compared to $11.8 million for the nine months ended September 30, 2001. The increase was attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior periods.

Depreciation and Amortization Expense

Depreciation and amortization expense was $100.3 million for the nine months ended September 30, 2002, an increase of $7.6 million, or 8.2%, compared to $92.7 million for the nine months ended September 30, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses, which was approximately $5.2 million for the nine months ended September 30, 2001, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, there was a $2.6 million loss related to management's decision not to complete construction of certain cell sites during the nine months ended September 30, 2002.

Interest Income and Expense

Interest and other expense was $115.7 million, net of capitalized interest of $3.2 million, for the nine months ended September 30, 2002. Interest and other expense was $87.4 million, net of capitalized interest of $4.9 million, for the nine months ended September 30, 2001. The increase of $28.3 million, or 32.4%, relates primarily to increases of interest expense on our January 2001 private placement of $350.0 million aggregate principal amount of 9 3/8% senior subordinated notes and our November 2001 private placement of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes, offset partially by a decrease of interest expense on our bank credit facility. The aggregate interest expense of these debt instruments increased from $54.1 million for the nine months ended September 30, 2001 to $70.8 million for the nine months ended September 30, 2002. Interest and other expense also increased $3.8 million due to the accretion of interest on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes and a decrease in capitalized interest of $1.8 million for the nine months ended September 30, 2002.

For the nine months ended September 30, 2002, there was also a $5.3 million loss recognized as the result of the change in fair value of our interest rate swap derivative instruments, which did not qualify as hedges. These interest rate swaps do not qualify as hedges as the result of the repayment of previously matched variable rate debt in November of 2001 with proceeds from our 8 3/4% notes offering.

We had a weighted average interest rate of 9.68% for the nine months ended September 30, 2002, on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.46% weighted average interest rate for the nine months ended September 30, 2001.

Interest and other income was $5.0 million for the nine months ended September 30, 2002, a decrease of $10.9 million, or 68.6%, compared to $15.9 million for the nine months ended September 30, 2001. The decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Net Loss

Net loss was $94.4 million and $130.3 million for the nine months ended September 30, 2002 and 2001, respectively. The net loss decrease of $35.9 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of September 30, 2002, we had $276.3 million in cash and cash equivalents, as compared to $371.1 million in cash and cash equivalents at December 31, 2001. Net working capital was $237.4 million as of September 30, 2002 and $283.7 million as of December 31, 2001.

Net Cash Provided by Operating Activities

The $52.7 million of cash provided by operating activities during the nine month period ended September 30, 2002 was the result of our net loss of $94.4 million and $26.6 million of cash used by changes in working capital and other long-term assets, offset by $173.7 million of depreciation and amortization, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense and loss on non-hedging interest rate swap derivative instruments.

Net Cash Used in Investing Activities

The $135.6 million of cash used by investing activities during the nine month period ended September 30, 2002 was primarily related to $106.5 million of capital expenditures associated with our network expansion and the acquisition of FCC licenses for $43.1 million, partially offset by the net repayment of $13.9 million of senior loans by Lafayette Communications Company, L.L.C., an entity in which we hold a 39% interest. For a more detailed description of completed and pending FCC license acquisitions for 2002, refer to footnotes
(7) and (9) in Item 1, Financial Statements. The capital expenditures were made primarily to expand and enhance our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We continue to upgrade our network to support future technological advances.

Net Cash Used in Financing Activities

The $11.8 million of cash used by financing activities during the nine month period ended September 30, 2002 was primarily related to our principal payments of $9.4 million on our credit facility, $1.5 million for deferred financing costs and $1.6 million for principal payments under capital lease obligations.

Liquidity

We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements. However, it is possible that additional financing may be needed. Our credit facility, as amended on October 16, 2002, will permit us, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow up to $425.6 million to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. Our borrowings under this facility are subject to customary terms and conditions. Giving effect to the credit facility amendment, $145.6 million of the facility is funded and $280.0 million is unfunded.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of September 30, 2002, our outstanding debt can be categorized as follows (dollars in thousands):

          Fixed interest rates:
                   Senior subordinated notes ......................  $ 1,206,039
          Subject to interest rate fluctuations:
                   Bank credit facility ...........................  $   175,625

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

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our senior debt portfolio. Swap counter parties are major commercial banks. Through September 30, 2002, we had entered into 13 interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly. A 100 basis point fluctuation in market rates would not have a material effect on our overall financial condition.

In November 2001, we used the net proceeds from the sale of our 8 3/4% notes to repay term borrowings under our credit facility. As a result, a portion of our interest rate swaps were no longer matched with variable rate indebtedness and, therefore, those interest rate swaps were deemed to be non-hedging derivative instruments. Borrowings under our credit facility since November 2001 and in the future will be matched with these existing interest rate swap agreements, thereby reducing the notional amount deemed to be non-hedging derivative instruments.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer respectively), as well as Triton's Chief Operating Officer, its Senior Vice President of Operations and its Controller have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, Triton's disclosure controls and procedures: are effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in Triton's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

     4.6 Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

      4.7 First Amended and Restated Stockholders' Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investors party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30,
           1999).

      4.8 Amendment No. 1 to First Amended and Restated Stockholders' Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investors party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

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

      10.1 Fourth Amendment, dated as of October 16, 2002, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2002).

   + 10.2 Amendment No. 4 to Network Membership License Agreement, dated as of October 22, 2002, by and between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2002).

   + 10.3  Roaming Agreement Supplement for GSM and/or GPRS, by and between
           AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2002).

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

                                          TRITON PCS, INC.

Date:  November 12, 2002                  By:        /s/ Michael E. Kalogris
                                              ----------------------------------

                                              Michael E. Kalogris
                                              Chief Executive Officer
                                              (principal executive officer)


Date:  November 12, 2002                  By:        /s/ David D. Clark
                                              ----------------------------------

                                              David D. Clark
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (principal financial officer)

                                  CERTIFICATION

I, Michael E. Kalogris, certify that:


1.       I have reviewed this quarterly report on Form 10-Q of Triton PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                            /s/  Michael E. Kalogris
                                          -----------------------------------
                                          Name:  Michael E. Kalogris
                                          Title: Chief Executive Officer

                                  CERTIFICATION

I, David D. Clark, certify that:


1.    I have reviewed this quarterly report on Form 10-Q of Triton PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                    /s/ David D. Clark
                                                 -------------------------------
                                                 Name:  David D. Clark
                                                 Title: Chief Financial Officer

                                  CERTIFICATION

I, Steven R. Skinner, certify that:


1.    I have reviewed this quarterly report on Form 10-Q of Triton PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                             /s/ Steven R. Skinner
                                          --------------------------------------
                                          Name:  Steven R. Skinner
                                          Title: President and Chief Operating
                                          Officer

                                  CERTIFICATION

I, William A. Robinson, certify that:


1.    I have reviewed this quarterly report on Form 10-Q of Triton PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                 /s/ William A. Robinson
                                              ----------------------------------
                                              Name:  William A. Robinson
                                              Title: Senior Vice President of
                                                     Operations

                                  CERTIFICATION

I, Andrew M. Davies, certify that:


1.    I have reviewed this quarterly report on Form 10-Q of Triton PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                               /s/ Andrew M. Davies
                                            ------------------------------------
                                            Name:  Andrew M. Davies
                                            Title: Vice President and Controller