Form 10-K
period 2002-12-31
TRITON PCS INC
filed 2003-03-25
CIK 1064735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                   For the Fiscal Year Ended December 31, 2002

                                       or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the Transition Period from __________ to __________

                             COMMISSION FILE NUMBER:

                          TRITON PCS, INC. - 333-57715
             (Exact name of Registrant as specified in its charter)

                  Delaware                           23-2930873

       (State or other jurisdiction of            (I.R.S. employer
        incorporation or organization)         identification number)

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

The registrant is a direct wholly-owned subsidiary of Triton PCS Holdings, Inc., which meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format pursuant to General Instruction I (2).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

                                TRITON PCS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                            PART I

                                                                                              Page
                                                                                              ----
Item 1   Business..........................................................................      4
Item 2   Properties........................................................................     16
Item 3   Legal Proceedings ................................................................     16
Item 4   Submission of Matters to a Vote of Security Holders ..............................     16

                                           PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters ............     17
Item 6   Selected Financial Data ..........................................................     17
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................     18
Item 7A  Quantitative and Qualitative Disclosures about Market Risk .......................     30
Item 8   Financial Statements & Supplementary Data ........................................    F-1
         Report of Independent Accountants.................................................    F-2
         Consolidated Balance Sheets.......................................................    F-3
         Consolidated Statements of Operations and Comprehensive Loss .....................    F-4
         Consolidated Statements of Stockholder's Equity (Deficit) and Member's Capital....    F-5
         Consolidated Statements of Cash Flows.............................................    F-6
         Notes to Consolidated Financial Statements........................................    F-7
Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................................     31

                                           PART III

Item 10  Directors and Executive Officers of the Registrant................................     31
Item 11  Executive Compensation............................................................     31
Item 12  Security Ownership of Certain Beneficial Owners and Management....................     31
Item 13  Certain Relationships and Related Transactions....................................     31
Item 14  Controls and Procedures                                                                31

                                           PART IV

Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................     32

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will and would or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the "Risk Factors" section of the market-making prospectus for our senior subordinated notes dated April 19, 2002, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the "Risk Factors" section of the market-making prospectus for our senior subordinated notes dated April 19, 2002 and in this report could have a material adverse effect on our business, results of operations and financial position.

                                     PART I

ITEM 1. BUSINESS

Introduction

     Our principal offices are located at 1100 Cassatt Road, Berwyn, Pennsylvania 19312, and our telephone number at that address is (610) 651-5900. Our Internet site address is http://www.tritonpcs.com. The information in our website is not part of this report.

     Triton PCS, Inc. and its subsidiaries are direct and indirect, wholly-owned subsidiaries of Triton PCS Holdings, Inc. In this report, we refer to Triton PCS Holdings, Inc. as Holdings and to Triton PCS, Inc. as Triton, and references to we, us and our refer to Triton PCS, Inc. and its wholly-owned subsidiaries collectively, unless the context requires otherwise. AT&T Wireless PCS refers to AT&T Wireless PCS, LLC, AT&T Wireless refers to AT&T Wireless Services, Inc. and AT&T refers to AT&T Corp.

Overview

We are a leading provider of wireless communications services in the southeastern United States. Our wireless communications licenses cover approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering
11.3 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of the transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless' systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million individuals. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless' digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless' and other carriers' wireless customers who roam into our covered area.

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

From our initial launch of personal communications services in January 1999 to December 31, 2002, our subscriber base has grown from 33,844 subscribers to 830,159 subscribers, with 33,673 additional subscribers in the fourth quarter of 2002. Roaming minutes generated by non-Triton subscribers since January 1999 have increased from approximately 0.7 million minutes per month to a high of
95.0 million minutes per month, with roaming minutes rising to 242.2 million minutes in the fourth quarter of 2002, which represents a 51% increase over the fourth quarter of 2001.

Our goal is to provide our customers with simple, easy-to-use wireless services with coast-to-coast service, superior call quality, personalized customer care and competitive pricing. We utilize a mix of sales and distribution channels, including as of December 31, 2002, a network of 120 company-owned SunCom retail stores, local and nationally recognized retailers such as Circuit City, Best Buy, Wireless Retail, Radio Shack, Sam's Club and Zap, and 78 direct sales representatives covering corporate accounts.

Strategic Alliance with AT&T Wireless

One of our most important competitive advantages is our strategic alliance with AT&T Wireless, one of the largest providers of wireless communications services in the United States. As part of its strategy to rapidly expand its digital wireless coverage in the United States, AT&T Wireless has focused on constructing its own network, making strategic acquisitions and entering into agreements with other independent wireless operators, including Triton, to construct and operate compatible wireless networks to extend AT&T Wireless' national network.

Our strategic alliance with AT&T Wireless provides us with many business, operational and marketing advantages, including the following:

     . Exclusivity. We are AT&T Wireless' exclusive provider of facilities-based wireless mobility communications services using co-branding with AT&T in our covered markets.

     . Preferred Roaming Partner. We are the preferred roaming partner for AT&T Wireless' digital wireless customers who roam into our coverage area. We expect to benefit from growth in roaming traffic as AT&T Wireless' digital wireless customers, particularly those in Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia, travel into our markets.

     . Coverage Across the Nation. Our customers have access to coast-to-coast coverage through our agreements with AT&T Wireless, other members of the AT&T Wireless Network and other third-party roaming partners. This coast-to-coast coverage allows us to offer competitive pricing plans, including national rate plans.

     . Volume Discounts. We receive preferred terms on certain products and services, including handsets, infrastructure equipment and administrative support from companies who provide these products and services to AT&T.

     . Marketing. We benefit from AT&T's nationwide marketing and advertising campaigns.

     . Recognized Brand Name. We market our wireless services to our potential customers giving emphasis to both our regional SunCom brand name and logo and AT&T's brand name and logo. We believe that use of the AT&T brand name reinforces an association of reliability and quality.

Competitive Strengths

In addition to the advantages provided by our strategic alliance with AT&T Wireless, we have a number of competitive strengths, including the following:

     . Attractive Licensed Area. Our markets have favorable demographic characteristics for wireless communications services, such as population densities that are 80% greater than the national average.

     . Network Quality. We believe that the quality and extensive coverage of our network provide a strategic advantage over wireless communications providers that we compete against. We have successfully launched and offer personal communications service to approximately 13.6 million people in all of our 37 markets. We have constructed a comprehensive network, which includes over 2,200 cell sites and seven switches, using time division multiple access digital technology. We are currently overlaying our time division multiple access, or TDMA, network with global system for mobile communications and global packet radio service, or GSM/GPRS, technology. This will allow us to provide more advanced wireless data services to our subscribers as well as earn roaming revenue from other wireless carriers who offer GSM/GPRS products. We have two GSM/GPRS switches and have added GSM/GPRS technology to approximately one-third of our cell sites as of December 31, 2002, and we are committed to the continued deployment of GSM/GPRS technology. We launched commercial service over certain markets of our GSM/GPRS network in February 2003. Our network is compatible with AT&T Wireless' network and with the networks of other wireless communications service providers that use either TDMA or GSM/GPRS technology.

     . Experienced Management. We have a management team with a high level of experience in the wireless communications industry. Our senior management team has an average of more than 15 years of experience with wireless leaders such as AT&T, Verizon Communications, Horizon Cellular and ALLTEL Communications, Inc. Our senior management team also owns approximately 10% of Holdings' outstanding Class A common stock.

     . Contiguous Service Area. We believe our contiguous service area allows us to cost effectively offer large regional calling areas to our customers and route a large number of minutes through our network, thereby reducing costs for interconnection with other networks. Further, we believe that we generate operational cost savings, including sales and marketing efficiencies, by operating in a contiguous service area.

     . Strong Capital Base. We believe that we have sufficient capital and availability under our credit facility to fund our GSM/GPRS overlay and TDMA capacity expansion. As of December 31, 2002, we had $212.5 million of available cash and $215.0 million of available borrowings under our credit facility.

Business Strategy

Our objective is to become the leading provider of wireless communications services in the markets we serve. We intend to achieve this objective by pursuing the following business strategies:

     . Operate a Superior, High Quality Network. We are committed to making the capital investment required to maintain and operate a superior, high quality network. We provide extensive coverage within our region and consistent quality performance, resulting in a high level of customer satisfaction. Greater than 99% of all calls attempted on our network are connected.

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

     . Provide Enhanced Value. We offer our customers rate plans tailored to their personal needs at competitive prices. Our affordable, simple pricing plans are designed to promote the use of wireless services. During the third quarter of 2002, we introduced the UnPlan, which provides unlimited calling from a subscriber's local calling area for a fixed price.

     . Deliver Quality Customer Service. We believe that superior customer service is a critical element in attracting and retaining customers. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. We also emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. We pride ourselves on answering approximately 90% of our customer care calls on the first ring. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, which house our customer service and collections personnel.

License Acquisition Transactions

As part of our current GSM/GPRS network overlay, we acquired the following FCC licenses during the year ended December 31, 2002.

During the second quarter of 2002, we consummated two license purchase agreements for an aggregate purchase price of approximately $22.6 million. First, Virginia PCS Alliance, L.C. disaggregated its personal communications services C-block licenses for the Charlottesville, Virginia and Winchester, Virginia basic trading areas by selling us 10 MHz of spectrum in each market. Second, AT&T Wireless PCS partitioned and disaggregated its broadband personal communications services A-block license for the Atlanta, Georgia major trading area by selling us 20 MHz of spectrum for Bulloch County, Georgia and Screven County, Georgia.

On September 30, 2002, we acquired nine personal communication service licenses from Lafayette Communications Company L.L.C. for an aggregated fair value of approximately $21.7 million. Theses licenses cover populations of approximately
2.9 million people in several of our Georgia, Tennessee and Virginia markets.

On November 15, 2002, we acquired personal communication service licenses in Richmond, Norfolk and Roanoke, Virginia from AT&T Wireless PCS for approximately $65.1 million. The three 10 MHz A-block licenses for the Richmond, Norfolk and Roanoke basic trading areas cover approximately 3.7 million people.

On November 22, 2002, we acquired a 10 MHz personal communication service license in Fayetteville, North Carolina from Northcoast Communications, LLC for approximately $5.6 million.

On October 9, 2002, and as amended on December 2 and December 31, 2002, we entered into an agreement with Lafayette for the acquisition of 10 MHz of spectrum in Anderson, Charleston, Columbia, Florence, Greenville, Greenwood, Orangeburg and Sumter, South Carolina, for approximately $114.7 million. The application seeking FCC approval for this transaction has been filed, and we expect to consummate the transaction in the second quarter of 2003.

On December 2, 2002, we entered into an agreement with Lafayette for the acquisition of 10 MHz of spectrum in Myrtle Beach, South Carolina, Augusta, Georgia, Fredericksburg, Virginia and Lynchburg, Virginia for approximately $12.2 million. The application seeking FCC approval for the transaction has been filed, and we expect to consummate the transaction in the second quarter of 2003.

Summary Market Data

The following table presents statistical information concerning the markets covered by our licenses.

Licensed Areas (1)                                   Estimated %
------------------                  2000 Potential     Growth     Population    Local Interstate
                                    Customers (2)     1998-2003   Density (3)  Traffic Density (4)
                                    -------------     ---------   -----------  -------------------
Charlotte Major Trading Area
Anderson, SC .....................        346.6         1.28%          117          29,540
Asheville, NC ....................        588.7         1.18%           94          28,774
Charleston, SC ...................        686.8         0.59%          125          37,054
Columbia, SC .....................        657.0         1.36%          161          31,789
Fayetteville/Lumberton, NC .......        636.8         0.76%          130          27,834
Florence, SC .....................        260.2         0.71%          113          24,689
Goldsboro/Kinston, NC ............        232.0         0.72%          112           9,065
Greenville/Washington, NC ........        245.1         0.60%           60             N/A
Greenville/Spartanburg, SC .......        897.7         1.33%          220          28,535
Greenwood, SC ....................         74.4         0.81%           91             N/A

Licensed Areas (1)                                                    Estimated
------------------                                2000 Potential      % Growth        Population      Local Interstate
                                                  Customers (2)       1998-2003       Density (3)    Traffic Density (4)
                                                  -------------       ---------       -----------    -------------------
Charlotte Major Trading Area (continued)
Hickory/Lenoir, NC ..............................      331.1             1.09%             199              31,385
Jacksonville, NC ................................      148.4             0.49%             193                 N/A
Myrtle Beach, SC ................................      186.4             3.00%             154                 N/A
New Bern, NC ....................................      174.7             1.14%              84                 N/A
Orangeburg, SC ..................................      119.6             0.35%              63              27,787
Roanoke Rapids, NC ..............................       76.8            (0.34%)             61              28,372
Rocky Mount/Wilson, NC ..........................      217.2             0.82%             150              26,511
Sumter, SC ......................................      156.7             0.57%              92              19,421
Wilmington, NC ..................................      327.6             2.32%             109              14,161

Knoxville Major Trading Area
Kingsport, TN ...................................      693.4             0.31%             117              23,617
Middlesboro/Harlan, KY ..........................      118.4            (0.41%)             75                 N/A

Atlanta Major Trading Area
Athens, GA ......................................      194.6             1.65%             137              36,559
Augusta, GA .....................................      579.4             0.68%              89              24,497
Savannah, GA ....................................      737.1             1.18%              79              24,400

Washington Major Trading Area
Charlottesville, VA .............................      223.8             1.19%              75              15,925
Fredericksburg, VA ..............................      144.0             2.25%             102              67,606
Harrisonburg, VA ................................      145.0             0.61%              58              29,728
Winchester, VA ..................................      162.4             1.17%             119              25,156

Richmond Major Trading Area
Danville, VA ....................................      167.2            (0.42%)             75                 N/A
Lynchburg, VA ...................................      161.5             0.43%             117              31,863
Martinsville, VA ................................       89.6            (0.42%)            103                 N/A
Norfolk-Virginia Beach, VA ......................    1,751.0             0.44%             293              61,023
Richmond/Petersburg, VA .........................    1,232.5             0.66%             133              35,969
Roanoke, VA .....................................      647.6             0.19%              91              27,541
Staunton/Waynesboro, VA .........................      108.9             0.62%              76              26,974
Triton total/average ............................   13,520.2(5)          0.83%(6)        144.1(7)           30,183(8)
U.S. average ....................................        N/A             0.89%              80(9)           31,521

------------
All figures are based on 2000 estimates published by Paul Kagan Associates, Inc. in 2000.

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

Sales and Distribution

Our sales strategy is to utilize multiple distribution channels to minimize customer acquisition costs and maximize penetration within our licensed service area. Our distribution channels include a network of company-owned retail stores, independent agent retailers, a direct sales force for corporate accounts and online sales. We also work with AT&T Wireless' national corporate account sales force to cooperatively exchange leads and develop new business.

     . Company-Owned Retail Stores. We make extensive use of company-owned retail stores for the distribution and sale of our handsets and services. We believe that company-owned retail stores offer a considerable competitive advantage by providing a strong local presence, which is required to achieve high retail penetration in suburban and rural areas and the lowest customer acquisition cost. We have opened 120 company-owned SunCom retail stores as of December 31, 2002.

     . Agent Distribution. We have negotiated distribution agreements with national and regional mass merchandisers and consumer electronics retailers, including Circuit City, Best Buy, Wireless Retail, Radio Shack and Zap.

     . Direct Sales. We focus our direct sales force on corporate users. As of December 31, 2002, our direct corporate sales force consisted of 78 dedicated professionals targeting wireless decision-makers within large corporations. We also benefit from AT&T Wireless' national corporate accounts sales force, which supports the marketing of our services to AT&T Wireless' large national accounts located in certain of our service areas.

     . Direct Marketing. We use direct marketing efforts such as direct mail and telemarketing to generate customer leads. Telesales allow us to maintain low selling costs and to sell additional features or customized services.

     . Website. Our web page provides current information about our markets, our product offerings and us. We have established an online store on our website, http://www.suncom.com. The web page conveys our marketing message and generates customers through online purchasing. We deliver all of the information a customer requires to make a purchasing decision on our website. Customers are able to choose rate plans, features, handsets and accessories. The online store provides a secure environment for transactions, and customers purchasing through the online store encounter a transaction experience similar to that of customers purchasing service through other channels.

Marketing Strategy

We have developed our marketing strategy based on market research within our markets. We believe that our simple, attractive pricing plans, superior customer care, targeted advertising and affiliation with the AT&T brand name, will allow us to increase our subscriber base by maintaining customer satisfaction, thereby reducing customer turnover.

The following are key components of our marketing strategy:

     . Pricing. Our pricing plans are competitive and straightforward. We offer our customers large packages of minutes in both regional and national rate plans. Most of our rate plans allow customers to make and receive calls without paying additional roaming or long distance charges. It is by virtue of our extensive network and roaming arrangements with AT&T Wireless, its affiliates and other third-party roaming partners, that we can offer such competitive regional and national rate plans. We also offer the UnPlan, which is unique to plans offered by other wireless carriers. The UnPlan provides unlimited calling from a subscriber's local calling area at a fixed price.

     . Customer Care. We are committed to building strong customer relationships by providing our customers with service that exceeds expectations. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, which house our customer service and collections personnel. We supplement these facilities with customer care services provided by Convergys Corporation in Clarksville, Tennessee. Through the support of approximately 519 customer care representatives and a sophisticated customer care information system, we have been able to implement one ring customer care service using live operators and state-of-the-art call routing. Historically, approximately 90% of incoming calls to our customer care centers are answered on the first ring by one of our professional care representatives.

     . Advertising. We believe our most successful marketing strategy is to establish a strong local presence in each of our markets. We are directing our media and promotional efforts at the community level with advertisements in local publications and sponsorship of local and regional events. We combine our local efforts with mass marketing strategies and tactics to build the SunCom and AT&T brands locally. Our media effort includes television, radio, newspaper, magazine, outdoor and Internet advertisements to promote our brand name. In addition, we use newspaper and radio advertising and our web page to promote specific product offerings and direct marketing programs for targeted audiences.

     . Regional Co-Branding. We market our wireless services as SunCom, Member of the AT&T Wireless Network and use the globally recognized AT&T brand name and logo in emphasis with the SunCom brand name and logo. We believe that use of the AT&T brand reinforces an association with reliability and quality. We have established the SunCom brand as a strong local presence with an emphasis on customer care and quality.

Network Build-Out

The principal objective for the build-out of our network is to maximize service levels within targeted demographic segments and geographic areas. We have successfully launched service in 37 markets, including 2,218 cell sites and seven switches as part of our TDMA network. In addition, we have overlaid approximately one-third of our cell sites with GSM/GPRS technology and have deployed two GSM/GPRS switches. We launched commercial service over our GSM/GPRS network in February 2003.

The build-out of our network involves the following:

     . Property Acquisition, Construction and Installation. Two experienced vendors, Crown Castle International Corp. and American Tower, identify and obtain the property rights we require to build-out our network, which includes securing all zoning, permitting and government approvals and licenses.

     . Interconnection. Our digital wireless network connects to local exchange carriers. We have negotiated and received state approval of interconnection agreements with telephone companies operating or providing service in the areas where we are currently operating our digital personal communications services network. We use AT&T as our interexchange or long-distance carrier.

Network Operations

We have agreements for switched interconnection/backhaul, long distance, roaming, network monitoring and information technology services in order to effectively maintain, operate and expand our network.

Switched Interconnection/Backhaul. Our network is connected to the public switched telephone network to facilitate the origination and termination of traffic on our network.

Long Distance. We have a wholesale long distance agreement with AT&T that provides preferred rates for long distance services.

Roaming. Through our arrangements with AT&T Wireless, our customers have roaming capabilities on AT&T Wireless' network. Further, we have established roaming agreements with third-party carriers at preferred pricing, including in-region roaming agreements covering all of our launched service areas.

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

Network Digital Technology

Our network utilizes TDMA technology on the IS-136 platform. This technology allows for the use of advanced multi-mode handsets, which permit roaming across personal communications services and cellular frequencies, including both analog and digital cellular. This technology also allows for enhanced services and features, such as short-messaging, extended battery life, added call security and improved voice quality, and its hierarchical cell structure enables us to enhance network coverage with lower incremental investment through the deployment of micro, as opposed to full-size, cell sites. TDMA technology is currently used by two of the largest wireless communications companies in the United States, AT&T Wireless and Cingular Wireless. TDMA equipment is available from leading telecommunications vendors such as Lucent, Ericsson and Northern Telecom, Inc.

In order to provide more advanced wireless data services, we have chosen to deploy GSM/GPRS technology as an overlay to our TDMA network. We have deployed GSM/GPRS technology in approximately one-third of our existing cell sites to provide more advanced data services to our subscribers and enable us to earn roaming revenue from other wireless carriers who are selling GSM/GPRS handsets. We will continue to deploy GSM/GPRS technology in locations where subscriber demand or roaming revenue opportunities warrant the capital expenditure.

Regulation

The FCC regulates aspects of the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States pursuant to the Communications Act, as amended from time to time, and the associated rules, regulations and policies it promulgates. Many FCC requirements impose restrictions on our business and could increase our costs. The FCC does not currently regulate commercial mobile radio service rates.

Personal communications services and cellular systems are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC's environmental regulations. State or local zoning and land use regulations also apply to our activities.

We use common carrier point-to-point microwave facilities to connect the transmitter, receiver, and signaling equipment for each personal communications services or cellular cell or cell site, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

Licensing of Cellular and Personal Communications Services Systems. A broadband personal communications services system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband personal communications services. Broadband personal communications services systems generally are used for two-way voice applications. Narrowband personal communications services, in contrast, are used for non-voice applications such as paging and data service and are separately licensed. The FCC has segmented the United States into personal communications services markets, resulting in 51 large regions called major trading areas, which are comprised of 493 smaller regions called basic trading areas. The FCC initially auctioned and awarded two broadband personal communications services licenses for each major trading area and four licenses for each basic trading area. The two major trading area licenses authorize the use of 30 MHz of spectrum. One of the basic trading area licenses is for 30 MHz of spectrum, and the other three are for 10 MHz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. Two cellular licenses, 25 MHz each, are also available in each market. Cellular markets are defined as either metropolitan or rural service areas and do not correspond to the broadband personal communications services markets. Specialized mobile radio service licenses also can be used for two-way voice applications. In total, eight or more licenses suitable for two-way voice applications are available in a given geographic area.

All personal communications services licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a personal communications services licensee that has:

     .    provided substantial service during its past license term; and

     . substantially complied with applicable FCC rules and policies and the Communications Act.

Cellular radio licenses also generally expire after a 10-year term and are renewable for periods of 10 years upon application to the FCC. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings. Under current policies, the FCC will grant incumbent cellular licensees the same renewal expectancy granted to personal communications services licensees.

Build-Out and Microwave Relocation Obligations. All personal communications services licensees must satisfy certain coverage requirements. In our case, we must construct facilities sufficient to offer radio signal coverage to one-third of the population of our service area within five years of the original license grants and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their licenses. We have met the five-year construction deadline for all of our personal communications services licenses; our earliest ten-year construction deadline is in 2005. Our cellular license, which covers the Myrtle Beach area, is not subject to these coverage requirements.

When it was licensed, personal communications services spectrum was encumbered by existing licensees that operate certain fixed microwave systems. To secure a sufficient amount of unencumbered spectrum to operate our personal communications services systems efficiently and with adequate population coverage, we have relocated several of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized personal communications services licensees, the FCC adopted:

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

Spectrum Caps and Secondary Markets. Under the FCC's former rules specifying spectrum aggregation limits affecting broadband personal communications services, specialized mobile radio services and cellular licensees, no entity could hold attributable interests, generally 20% or more of the equity of, or an officer or director position with, the licensee, in licenses for more than 55 MHz of personal communications services, cellular and certain specialized mobile radio services where there was significant overlap in any geographical area. Passive investors could hold up to a 40% interest. Significant overlap would occur when at least 10% of the population of the personal communications services licensed service area was within the cellular and/or specialized mobile radio service area(s).

In November 2001, the FCC voted to sunset the spectrum cap rule by eliminating it effective January 1, 2003. The FCC will now evaluate commercial wireless transactions on a case-by-case basis to determine whether they will result in too much concentration in wireless markets. It is widely believed that the FCC's action may spur consolidation in the commercial wireless industry; however, it is unclear at this point what guidelines or procedures the FCC will use to evaluate commercial wireless transactions on a case-by-case basis or how such guidelines will affect the speed with which transactions are processed at the FCC.

In November 2000, the FCC adopted a Policy Statement and Notice of Proposed Rulemaking regarding secondary markets in radio spectrum. In the Notice of Proposed Rulemaking, the FCC tentatively concludes that spectrum licensees should be permitted to enter leasing agreements with third parties to promote greater use of unused spectrum. This proceeding is still pending.

New Spectrum Opportunities and Advanced Wireless Data Services. In addition to the spectrum currently licensed for personal communications services, cellular and specialized mobile radio services, the FCC has allocated additional spectrum for wireless carrier use. While this spectrum could be used by new companies that would compete directly with us, it is expected that most of this spectrum will be acquired by existing wireless companies and used to provide advanced or third generation data services, such as those we plan to offer over our GSM/GPRS network. This new spectrum includes 30 MHz in the upper 700 MHz band that is currently used by television broadcasters during their transition to digital television; 27 MHz in the 216-220, 1432-1435 and 1670-1675 MHz bands that had been reserved for federal government uses; 30 MHz in the 1990-2000, 2020-2025 and 2165-2180 MHz bands that had been allocated to mobile satellite service; and 90 MHz in the 1710-1755 and 2110-2155 MHz bands that had been used by both governmental and non-governmental users, including the multipoint distribution service. The FCC has also asked for public comment on whether spectrum in the 1910-1920 and 2155-2165 MHz bands should also be reallocated for mobile wireless use. While some of this spectrum is scheduled to be allocated by auction in 2003, the bulk of this spectrum will not be available for use by mobile wireless carriers until service rules are established and auction-allocation issues resolved. The FCC also has changed the spectrum allocation available to certain mobile satellite service operators to allow them to integrate an ancillary terrestrial component into their networks, thereby enabling mobile satellite service operators to provide terrestrial wireless services to consumers in spectrum previously reserved only for satellite services. It is unclear what impact, if any, these allocations will have on our current operations.

Transfers and Assignments of Cellular and Personal Communications Services Licenses. The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a license for a personal communications services or cellular system. In addition, the FCC has established transfer disclosure requirements that require any licensee that assigns or transfers control of a personal communications services license within the first three years of the license term to file associated sale contracts, option agreements, management agreements or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. However, we may require approval of the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities having competent jurisdiction, if we sell or acquire personal communications services or cellular interests over a certain size.

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

Enhanced 911 Services. Under the Wireless Communications and Public Safety Act of 1999, commercial mobile radio service providers are required to transmit 911 calls and relay a caller's automatic number identification and cell site to designated public safety answering points. This ability to relay a telephone number and originating cell site is known as Phase I emergency 911 deployment. FCC regulations also require wireless carriers to begin to identify within certain parameters the location of emergency 911 callers by adoption of either network-based or handset-based technologies. This more exact location reporting is known as Phase II, and the FCC has adopted specific rules governing the accuracy of location information and deployment of the location capability.

FCC rules originally required carriers to provide Phase I service as of April 1, 1998, or within six months of a request from a public safety answering point, whichever is later, and to provide Phase II service as of October 1, 2001, or within six months of a request from a public safety answering point, whichever is later. These six-month time frames do not apply if a public safety answering point does not have the equipment and other facilities necessary to receive and use the provided data. Public safety answering points and wireless carriers are permitted to extend these implementation timelines by mutual agreement.

Because the technology necessary to provide Phase II service was not yet available, the six national wireless carriers and a number of regional and local carriers, including Triton, filed requests with the FCC for a waiver of the October 1, 2001 Phase II deadline. On July 11, 2002, the FCC granted our request and extended the date by which we must provide initial Phase II service to March 1, 2003. We believe that we met the March 1, 2003 deadline because we had equipment in place on that date sufficient to provide Phase II service in all requested areas and because in those areas where Phase II service had not been fully implemented and tested, the applicable public safety answering point agreed to a later implementation and testing timeline. We have informed the FCC of our Phase II status, and asked for a waiver of the March 1, 2003 deadline if the FCC does not agree that we met the deadline. It is uncertain whether the FCC will agree that we have met our March 1, 2003 deadline and, if it disagrees, what action it might take.

On December 14, 2000, the FCC released a decision establishing June 20, 2002, as the deadline by which digital wireless service providers must be capable of transmitting 911 calls made by users with speech or hearing disabilities using text telephone devices. We are in compliance with this requirement.

Radio-frequency Emissions. FCC guidelines adopted in 1996 limit the permissible human exposure to radio-frequency radiation from transmitters and other facilities. On December 11, 2001, the FCC's Office of Engineering and Technology, or OET, dismissed a Petition for Inquiry filed by EMR Network to initiate a proceeding to revise the FCC's radio-frequency guidelines. On January 10, 2002, EMR petitioned the FCC to overturn OET's decision and open an inquiry. The Institute of Electrical and Electronics Engineers currently is preparing a new radio-frequency standard, but it has not yet been made public. On June 19, 2002, the FCC released revised standards for testing wireless handsets and other mobile devices for compliance with the current standards.

Media reports have suggested that, and studies are currently being undertaken to determine whether, certain radio-frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio-frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. However, reports and fact sheets from the National Cancer Institute released in January 2002, the American Health Foundation released in December 2000 and from the Danish Cancer Society, released in February 2001, found no evidence that cell phones cause cancer, although one of the reports indicated that further study might be appropriate as to one rare form of cancer. The National Cancer Institute, nonetheless, cautioned that the studies have limitations, given the relatively short amount of time cellular phones have been widely available. In January 2002, the Bioelectromagnetics Journal published a study that concluded that under extended exposure conditions, certain radio-frequency emissions are capable of inducing chromosomal damage in human lymphocytes, and in February, 2003, Environmental Health Perspectives published a study that concluded that exposure to certain levels of radio-frequency emissions can kill brain cells in rats. In addition, the Federal Trade Commission, or FTC, issued a consumer alert in February 2002 for cell phone users who want to limit their exposure to radio-frequency emissions from their cell phones. The alert advised, among other things, that cell phone users should limit use of their cell phones to short conversations and avoid cell phone use in areas where the signal is poor. Additional studies of radio-frequency emissions are ongoing. The ultimate findings of these studies will not be known until they are completed and made public. Several lawsuits seeking to force wireless carriers to supply headsets with phones and to compensate consumers who have purchased radiation-reducing devices were dismissed by the courts in 2002 because of a lack of scientific evidence, but appeals are pending. We cannot predict the effects of these or other health effects lawsuits on our business.

Interconnection. Under amendments to the Communications Act enacted in 1996, all telecommunications carriers, including personal communications services licensees, have a duty to interconnect with other carriers and local exchange carriers have additional specific obligations to interconnect. The amendments and the FCC's implementing rules modified the previous regime for interconnection between local exchange carriers and commercial mobile radio service providers, such as Triton, and adopted a series of requirements that have benefited the commercial mobile radio service industry. These requirements included compensation to carriers for terminating traffic originated by other carriers; a ban on any charges to other carriers by originating carriers; and specific rules governing the prices that can be charged for terminating compensation. Under the rules, prices for termination of traffic and certain other functions provided by local exchange carriers are set using a methodology known as "total element long run incremental cost", or TELRIC. TELRIC is a forward-looking cost model that sets prices based on what the cost would be to provide network elements or facilities over the most efficient technology and network configuration. As a result of these FCC rules, the charges that cellular and personal communications services operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels.

The initial FCC interconnection rules material to our operations have become final and unappealable following a May 2002 Supreme Court decision affirming the rules. In February 2002, the FCC clarified its TELRIC rules in a way that could increase our costs of interconnection. In addition, the FCC has initiated a proceeding that could greatly modify the current regime of payments for interconnection. If the FCC were to adopt its initial proposal, our costs for interconnection could be reduced.

The Communications Act permits carriers to appeal public utility commission decisions to United States District Courts. Several state commissions challenged this provision based on the Eleventh Amendment, which gives states immunity from suits in Federal court, but on May 20, 2002, the Supreme Court upheld the appeal procedure. In addition, on January 10, 2002, a three-judge panel of the United States Court of Appeals for the Eleventh Circuit ruled that state commissions lack authority under the Communications Act to act in proceedings to enforce the terms of interconnection agreements. This decision was reversed by the full court on January 10, 2003, but is still subject to appeal to the Supreme Court.

Universal Service Funds. Under the FCC's rules, wireless providers are potentially eligible to receive universal service subsidies; however, they also are required to contribute to both federal and state universal service funds. The FCC rules require telecommunications carriers generally (subject to limited exemptions) to contribute to funding existing universal service programs for high cost carriers and low income customers and to new universal service programs to support services to schools, libraries and rural health care providers. On November 8, 2002, the FCC issued an order requesting that the Federal-State Joint Board on Universal Service consider whether changes should be made in the rules governing universal service payments in high cost areas in light of the increasing costs for such payments as competitive providers, including wireless providers, become eligible for the payments. On December 13, 2002, and January 30, 2003, the FCC released orders modifying and clarifying the rules that determine the amount of universal service contributions by landline and wireless carriers. The new rules are likely to increase the amounts of universal service contributions required from wireless providers. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs and also may be required to contribute to state universal service programs.

Electronic Surveillance. The FCC has adopted rules requiring providers of wireless services that are interconnected to the public switched telephone network to provide functions to facilitate electronic surveillance by law enforcement officials. The Communications Assistance for Law Enforcement Act requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were required to be completed by June 30, 2000, unless carriers were granted temporary waivers, which Triton and many other wireless providers requested. One Triton waiver request remains pending at the FCC. Additional wireless carrier obligations to assist law enforcement agencies were adopted in response to the September 11 terrorist attacks as part of the USA Patriot Act.

Telephone Numbers. Like other telecommunications carriers, Triton must have access to telephone numbers to serve its customers and to meet demand for new service. In a series of proceedings over the past six years, the FCC has adopted rules that could affect Triton's access to and use of telephone numbers. The most significant FCC rules are intended to promote the efficient use of telephone numbers by all telecommunications carriers. In orders adopted in March and December 2000 and in December 2001, the FCC adopted the following rules:

     . Carriers must meet specified number usage thresholds before they can obtain additional telephone numbers. The threshold for 2002 required carriers to show that they were using 65% of all numbers assigned to them in a particular rate center. This threshold will increase by 5% a year until it reaches 75% in 2004. The FCC has adopted a "safety valve" mechanism that could permit carriers to obtain telephone numbers under certain circumstances even if they do not meet the usage thresholds.

     . Carriers must share blocks of telephone numbers, a requirement known as "number pooling." Under number pooling, numbers previously assigned in blocks of 10,000 will be assigned in blocks of 1,000, which significantly increases the efficiency of number assignment. In connection with the number pooling requirement, the FCC also adopted rules intended to increase the availability of blocks of 1,000 numbers, including a requirement that numbers be assigned sequentially within existing blocks of 10,000 numbers.

     . Carriers must provide detailed reports on their number usage, and the reports will be subject to third-party audits. Carriers that do not comply with reporting requirements are ineligible to receive numbering resources.

     . States may implement technology-specific and service-specific area code "overlays" to relieve the exhaustion of existing area codes, but only with specific FCC permission.

The FCC also has shown a willingness to delegate to the states a larger role in number conservation. Examples of state conservation methods include number pooling and number rationing. Since mid-1999, the FCC has granted interim number conservation authority to several state commissions, including North Carolina and South Carolina, states within our operating region.

The FCC's number conservation rules could benefit or harm Triton and other telecommunications carriers. If the rules achieve the goal of reducing demand for telephone numbers, then the costs associated with potential changes to the telephone numbering system will be delayed or avoided. The rules may, however, affect individual carriers by making it more difficult for them to obtain and use telephone numbers. In particular, number pooling imposes significant costs on carriers to modify their systems and operations. In addition, technology-specific and service-specific area code overlays could result in segregation of wireless providers, including Triton, into separate area codes, which could have negative effects on customer perception of wireless service.

Wireless providers also are subject to a requirement that they implement telephone number portability, which enables customers to maintain their telephone numbers when they change carriers. Number portability already is available to most landline customers. In response to petitions for elimination of the number portability requirement for wireless providers, on July 22, 2002, the FCC extended the deadline for implementation of wireless number portability to November 24, 2003. This decision has been appealed to the United States Court of Appeals for the District of Columbia Circuit by parties that seek to eliminate the requirement altogether, and oral argument is scheduled for April 15, 2003. In addition, the Cellular Telecommunications & Internet Association has filed a petition with the FCC seeking a determination that customers can retain their telephone numbers when they switch from landline to wireless service providers.

Environmental Processing. Antenna structures used by Triton and other wireless providers are subject to the FCC's rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, any structure that may significantly affect the human environment or that may affect historic properties may not be constructed until the wireless provider has filed an environmental assessment and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if there is community opposition. In addition, several environmental groups unsuccessfully have requested changes in the FCC's environmental processing rules, challenged specific environmental assessments as inadequate to meet statutory requirements and sought to have the FCC conduct a comprehensive assessment of the environmental effects of antenna tower construction. On February 13, 2003, several of these groups filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking to force the FCC to modify its environmental processing rules to address issues under the Migratory Bird Treaty Act. There is no schedule for court action on this petition.

Rate Integration. The FCC has determined that the interstate, inter-exchange offerings (commonly referred to as "long distance") of wireless carriers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging and integration requires carriers to average interstate long distance commercial mobile radio service rates between high cost and urban areas, and to offer comparable rates to all customers, including those living in Alaska, Hawaii, Puerto Rico, and the Virgin Islands. The United States Court of Appeals for the District of Columbia Circuit, however, rejected the FCC's application of these requirements to wireless carriers, remanding the issue to the FCC to further consider whether wireless carriers should be required to average and integrate their long distance rates across all U.S. territories. This proceeding remains pending, but the Commission has stated that, the rate averaging and integration rules will not be applied to wireless carriers during the pendency of the proceeding.

Privacy. The FCC has adopted rules limiting the use of customer proprietary network information by telecommunications carriers, including Triton, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules give wireless carriers discretion to use customer proprietary network information, without customer approval, to market all information services used in the provision of wireless services. The FCC also allowed all telephone companies to use customer proprietary network information to solicit lost customers. On July 25, 2002, the FCC adopted new rules governing how carriers notify customers of their privacy rights and obtain permission to use customer proprietary network information. The FCC found that customer permission must be obtained affirmatively to use such information to market non-communications services or to provide such information to unrelated third parties, but gave carriers flexibility in obtaining that consent. The FCC also adopted rules that give customers the right to "opt out" from the use of customer proprietary network information by their carriers for the marketing of communications services and that require carriers to give written or electronic notice of that right every two years.

Billing. The FCC adopted detailed billing rules for landline telecommunications service providers and extended some of those rules to wireless carriers. Wireless carriers must comply with two fundamental rules: (i) clearly identify the name of the service provider for each charge; and (ii) display a toll-free inquiry number for customers on all "paper copy" bills.

Access for Individuals with Disabilities. The FCC requires telecommunications services providers, including Triton, to offer equipment and services that are accessible to and useable by persons with disabilities, if that equipment can be made available without much difficulty or expense. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. While we expect our vendors to develop equipment compatible with the rules, we cannot assure you that we will not be required to make material changes to our network, product line, or services.

State Regulation and Local Approvals

The Communications Act preempts state and local regulation of the entry of or the rates charged by any provider of private mobile radio service or of commercial mobile radio service, which includes personal communications services and cellular service. The Communications Act permits states to regulate the "other terms and conditions" of commercial mobile radio service. The FCC has not clearly defined what is meant by the "other terms and conditions" of commercial mobile radio service, but has upheld the legality of state universal service requirements on commercial mobile radio service carriers. The FCC also has held that private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed may not be preempted by the Communications Act. Regulators and Attorneys General in several states are reviewing wireless carrier billing practices. In some states regulators are pushing for new rules, and in others, Attorneys General are filing class action lawsuits against wireless carrier billing practices that are purportedly deceptive. Should similar regulations be adopted or lawsuits filed against wireless carriers in the Triton states, there could be a material adverse impact on our business. Federal legislation that would impose a mandatory set of national billing disclosures on wireless carriers has also been proposed.

State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, including personal communications services providers, so long as the compensation required is publicly disclosed by the government. The siting of cells/base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC relating to the scope of that authority. States also may impose competitively neutral requirements that are necessary for universal service or to defray the costs of state emergency 911 services programs, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers.

There are several state and local legislative initiatives that are underway to ban the use of wireless phones in motor vehicles. New York enacted a statewide ban on driving while holding a wireless phone, and similar legislation has been introduced in other states, including Virginia, Georgia and Kentucky. Officials in a handful of communities have enacted ordinances banning or restricting the use of cell phones by drivers. Should this become a nationwide initiative, commercial mobile radio service providers could experience a decline in the number of minutes used by subscribers. In general, states continue to consider restrictions on wireless phone use while driving, and some states are also beginning to collect data on whether wireless phone use contributes to traffic accidents. On the federal level, legislation has been introduced in the Senate to ban the use of mobile phones while operating a motor vehicle.

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

Competition

We compete directly with several wireless communications services providers, including enhanced specialized mobile radio providers, in each of our markets. Our ability to compete successfully will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors' discount pricing strategies, all of which could adversely affect our operating margins. We believe our extensive digital network provides us a cost-effective means to react effectively to any price competition.

Wireless providers increasingly are competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access are now available from personal communications services providers and enhanced specialized mobile radio carriers such as Nextel. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services. Our GSM/GPRS overlay will provide us the technology to offer more advanced wireless data services.

Intellectual Property

The AT&T globe design logo is a service mark owned by AT&T and registered with the United States Patent and Trademark Office. Under the terms of our license agreement with AT&T, we use the AT&T globe design logo and certain other service marks of AT&T royalty-free in connection with marketing, offering and providing wireless mobility telecommunications services using time division multiple access and GSM/GPRS digital technology and frequencies licensed by the FCC to end-users and resellers within our licensed area. The license agreement also grants us the right to use the licensed marks on certain permitted mobile phones.

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

The license agreement contains numerous restrictions with respect to the use and modification of any of the licensed marks. The license agreement had an initial five-year term, which expired on February 4, 2003. The agreement was renewed for an additional one year period and will be renewed for an additional five year term if AT&T Corp. notifies us of its desire to renew, and we agree to renew the license agreement.

We use a regional brand name, SunCom. The SunCom service mark was registered by the United States Patent and Trademark Office on July 18, 2000 (Registration No. 2367621).


Employees

As of December 31, 2002, we had 2,026 employees. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

Triton maintains its executive offices in Berwyn, Pennsylvania. We also maintain two regional offices in Richmond, Virginia and Charleston, South Carolina. We lease these facilities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any lawsuit or proceeding, which, in our opinion, is likely to have a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Triton and its subsidiaries are wholly owned by Holdings; therefore, there is no established trading market for the common equity of Triton or any of its subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data derived from audited financial statements of Triton for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. In addition, subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes appearing elsewhere in this report.



                                                                          Year Ended December 31,
                                                       1998          1999          2000          2001          2002
                                                     ---------     ---------     ---------     ---------     ---------
                                                                          (Dollars in thousands)
Statement of Operations Data:
Revenues:
  Service                                            $  11,122     $  61,798     $ 220,940     $ 387,381     $ 502,402
  Roaming                                                4,651        44,281        98,492       126,909       175,405
  Equipment                                                755        25,405        34,477        25,810        38,178
                                                     ---------     ---------     ---------     ---------     ---------
     Total revenues                                     16,528       131,484       353,909       540,100       715,985
                                                     ---------     ---------     ---------     ---------     ---------

Expenses:
   Costs of service and equipment
   (excluding the below amortization,
   excluding depreciation of $220, $15,964,
   $63,183, $90,851 and $114,007,
   respectively, and excluding noncash
   compensation of $0, $142, $1,026, $2,544
   and $3,646, respectively) Selling,                   10,466       107,521       194,686       248,013       296,598
   general and administrative (excluding
   depreciation of $744, $4,531, $13,072,
   $16,657 and $16,072, respectively, and
   excluding noncash compensation of
   $1,120, $3,167, $7,241, $14,647 and
   $17,784, respectively)                               18,799       100,187       181,565       227,970       252,740
   Non-cash compensation                                 1,120         3,309         8,267        17,191        21,430
   Depreciation (1)                                        964        20,495        76,255       107,508       130,079
   Amortization                                          5,699        14,126        17,876        19,225         4,926
                                                     ---------     ---------     ---------     ---------     ---------
     Total operating expenses                           37,048       245,638       478,649       619,907       705,773
                                                     ---------     ---------     ---------     ---------     ---------


Income/(loss) from operations                          (20,520)     (114,154)     (124,740)      (79,807)       10,212

Interest expense                                       (30,391)      (41,061)      (55,903)     (117,499)     (144,086)
Other expense                                                -             -          (326)      (18,034)       (7,693)
Interest and other income                               10,635         4,852         4,957        18,322         6,292
Gain on sale of marketable securities, net                   -         1,003             -             -             -
                                                     ---------     ---------     ---------     ---------     ---------

Loss before taxes                                    $ (40,276)    $(149,360)    $(176,012)    $(197,018)    $(135,275)
Income tax expense (benefit)                            (7,536)            -           746         1,372         1,365

Net loss                                             $ (32,740)    $(149,360)    $(176,758)    $(198,390)    $(136,640)
                                                     =========     =========     =========     =========     =========

                                                                           As of December 31,
                                                  -----------   -----------   -----------   -----------   -----------
                                                     1998          1999          2000          2001          2002
                                                  -----------   -----------   -----------   -----------   -----------
                                                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents                         $   146,172   $   186,251   $     1,617   $   371,088   $   212,450
Working capital (deficiency)                          146,192       134,669       (54,157)      283,655       172,612
Property, plant and equipment, net                    198,953       421,864       662,990       793,175       796,503
Intangible assets, net                                308,267       315,538       300,161       283,847       395,249
Total assets                                          686,859       979,797     1,065,718     1,682,683     1,618,093
Long-term debt and capital lease obligations          465,689       504,636       728,485     1,344,291     1,413,263
Stockholder's (deficit) equity                        175,979       328,113       159,653        76,085       (35,990)

                                                                        Year Ended December 31,
                                                     1998          1999          2000          2001          2002
                                                  -----------   -----------   -----------   -----------   -----------
                                                                             (in thousands)
Other Data:
Subscribers (end of period)                            33,844       195,204       446,401       685,653       830,159
Adjusted EBITDA (2)                               $   (12,737)  $   (76,224)  $   (22,342)  $    64,117   $   166,647
Cash flows from:
  Operating activities                                 (4,130)      (61,071)      (22,105)       (3,321)       54,271
  Investing activities                               (372,372)     (191,538)     (346,444)     (318,181)     (236,637)
  Financing activities                                511,312       292,688       183,915       690,973        23,728

(1) Includes a gain of $10.9 million on the sale of property and equipment for the year ended December 31, 1999.

(2) EBITDA excluding amortization of non-cash compensation represents operating income or loss plus depreciation and amortization expense and non-cash compensation expense, which we refer to as Adjusted EBITDA. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations and on our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. We consider growth in Adjusted EBITDA to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with United States GAAP. See "Reconciliation of non-GAAP financial measures" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Our method of computation may or may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

Triton was incorporated in October 1997. In February 1998, we entered into a joint venture with AT&T Wireless. As part of the agreement, AT&T Wireless contributed to us personal communications services licenses covering 20 MHz of authorized frequencies in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky in exchange for an equity position in Triton. As part of the transaction, we were granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T within our region.

On June 30, 1998, we acquired an existing cellular system serving Myrtle Beach and the surrounding area from Vanguard Cellular Systems of South Carolina, Inc. In connection with this acquisition, we began commercial operations and earning recurring revenue in July 1998. We integrated the Myrtle Beach system into our personal communications services network as part of our initial network deployment. Substantially all of our revenues prior to 1999 were generated by cellular services provided in Myrtle Beach. Our results of operations do not include the Myrtle Beach system prior to our acquisition of that system.

We began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of our initial personal communications services network deployment. Since our initial network deployment, we have successfully launched and offered personal communications service to approximately 13.6 million people in all of our 37 markets.

Critical Accounting Polices and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     . We recognize revenues as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier's customers using our network. Activation revenue is deferred and recognized over the estimated subscriber's life. Equipment sales are a separate earnings process from other services offered by Triton and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

     . We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our subscribers to make required payments. If the financial condition of a material portion of our subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     . We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

     . We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period we made that determination. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we made that determination.

     . We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved. Our primary indefinite-lived intangible assets are FCC licenses. We test investments in FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the FCC licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. We aggregate all of our FCC licenses for the purpose of performing the impairment test as the licenses are operated as a single asset and, as such, are essentially inseparable from one another.


Revenue

We derive our revenue from the following sources:

     . Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers' roaming charges are rate plan dependent and are based on the number of pooled minutes included in their plans. Service revenue also includes non-recurring activation and de-activation service charges.

     . Equipment. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services. Equipment sales are a separate earnings process from other services offered by Triton, and we recognize equipment sales upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases. In addition, the fair value of a handset received from a customer in a handset upgrade transaction is recorded as equipment revenue.

     . Roaming. We charge per minute fees to other wireless telecommunications companies for their customers' use of our network facilities to place and receive wireless services.

We believe our roaming revenues will be subject to seasonality. We expect to derive increased revenues from roaming during vacation periods, reflecting the large number of tourists visiting resorts in our coverage area. Although we expect our overall revenues to increase due to increasing roaming minutes, our per-minute roaming revenue will decrease over time according to the terms of our agreements with AT&T Wireless and other carriers.

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

      . Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges.

Recent industry data indicate that transport, interconnect, roaming and long distance charges that we currently incur will continue to decline, due principally to competitive pressures and new technologies.

Other expenses include:

      . Selling, General and Administrative. Our selling expense includes advertising and promotional costs, commission expense for our indirect, direct and e-commerce agents, and fixed charges such as store rent and retail associates' salaries. General and administrative expense includes customer care, billing, information technology, finance, accounting and legal services. Functions such as customer care, billing, finance, accounting and legal services are likely to remain centralized in order to achieve economies of scale.

      . Depreciation and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and is depreciated over the estimated useful life of the asset. Prior to January 1, 2002, our personal communications services licenses and our cellular licenses were being amortized over a period of 40 years. In 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets," and as a result, we ceased to amortize our FCC licenses, which we believe qualify as having an indefinite life.

      . Non-cash Compensation. As of December 31, 2002, we recorded $74.6 million of deferred compensation associated with the issuances of Holdings' common and preferred stock to employees. We will recognize this compensation over four to five years as the stock vests.

      . Interest Expense (Income). Interest expense through December 31, 2002 consists of interest on our credit facility, our 11% senior subordinated discount notes due 2008, our 9 3/8% senior subordinated notes due 2011 and our 8 3/4% senior subordinated notes due 2011, net of capitalized interest. Interest income is earned primarily on our cash and cash equivalents.

      . Other Expense. Other expense primarily includes the mark-to-market of our interest rate swaps that do not qualify as hedges.

Our ability to improve our margins will depend on our ability to manage our variable costs, including selling, general and administrative expense, costs per gross added subscriber and costs of maintaining and upgrading our network. We expect our operating costs to grow as our operations expand and our customer base and call volumes increase. Over time, these expenses should represent a reduced percentage of revenues as our customer base grows.

Results of Operations

      Year ended December 31, 2002 compared to the year ended December 31, 2001

Net subscriber additions were 144,506 for the year ended December 31, 2002, bringing our total subscribers to 830,159 as of December 31, 2002, an increase of 21.1% over our subscriber total as of December 31, 2001. The increase in subscribers was primarily due to continued demand for our digital service offerings and pricing plans. During the year ended December 31, 2002, 100% of our gross subscriber additions were post-pay on a one or two year service contract.

Subscriber churn was 2.16% and 1.95% for the years ended December 31, 2002 and 2001, respectively. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that our churn rate remains consistently low compared to industry average due to our high quality system performance, our commitment to quality customer service and our focused retention efforts.

Average revenue per user, or ARPU, was $56.07 and $58.78 for the years ended December 31, 2002 and 2001, respectively. Subscriber ARPU reflects the average amount billed to subscribers based on rate plan offerings. Subscriber ARPU excludes service revenue credits made to retain existing subscribers of $0.93 and $1.30 for the years ended December 31, 2002 and 2001, respectively. These retention credits are excluded from our calculation of ARPU, as these are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits, therefore, our ARPU reflects the amount subscribers have contractually agreed to pay Triton. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.71 decrease, or 4.6%, was primarily the result of a change in our rate plan mix, as many existing high ARPU subscribers migrated to our new service offering, the "UnPlan", to take advantage of the plan's unlimited minutes for calls from the subscriber's local calling area at a lower monthly cost.

Total revenue increased 32.6% to $716.0 million for the year ended December 31, 2002 from $540.1 million for the year ended December 31, 2001. Service revenue for the year ended December 31, 2002 was $502.4 million, an increase of $115.0 million or 29.7%, compared to $387.4 million for the year ended December 31, 2001. The increase in service revenue was due primarily to growth of subscribers. Roaming revenue was $175.4 million for the year ended December 31, 2002, an increase of $48.5 million, or 38.2%, compared to $126.9 million for the year ended December 31, 2001. The increase in roaming revenue was the result of increased roaming minutes of use resulting from the expansion of our network, the implementation of new roaming agreements with such carriers as Cingular Wireless and the overall growth in the wireless industry. Equipment revenue was $38.2 million for the year ended December 31, 2002, an increase of $12.4 million or 48.1%, compared to $25.8 million for the year ended December 31, 2001. Equipment revenue includes the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenue now includes the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction, which was previously classified as contra expense in cost of equipment. Prior period amounts have been reclassified to conform with current period presentation. The reclassifications did not impact Adjusted EBITDA or income (loss) from continuing operations. The equipment revenues increase was due primarily to an increase in the sale of phone upgrades to existing subscribers.

Cost of service was $212.2 million for the year ended December 31, 2002, an increase of $37.7 million or 21.6%, compared to $174.5 million for the year ended December 31, 2001. The increase was related to the higher volume of traffic on our network driven by subscriber growth and higher roaming minutes of use. Cost of service as a percentage of revenue, excluding equipment revenue, was 31.3% and 33.9% for the years ended December 31, 2002, and 2001, respectively. The decrease of 2.6% was primarily attributable to increased leverage on fixed interconnect and cell site costs.

Cost of equipment was $84.4 million for the year ended December 31, 2002, an increase of $10.9 million or 14.8%, compared to $73.5 million for the year ended December 31, 2001. Cost of equipment includes the cost associated with the sale or exchange of a handset or handset accessories to new and existing subscribers. Cost of equipment now excludes the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction which was previously classified as contra expense in cost of equipment. Prior period amounts have been reclassified to conform with current period presentation. The reclassification did not impact Adjusted EBITDA or income (loss) from continuing operations. The increase in cost of equipment was driven primarily by an increase in the sale of phone upgrades to existing customers.

Selling, general and administrative expenses were $252.7 million for the year ended December 31, 2002, an increase of $24.7 million, or 10.8%, compared to $228.0 million for the year ended December 31, 2001. Selling expenses increased by $3.3 million or 3.1%, primarily due to increased commissions offered to sales associates and agent distributors to promote the UnPlan. General and administrative expenses increased by $21.4 million or 17.4%, primarily due to expansion of the number of customer care representatives to support our customer growth. Although our collection effort remained focused, bad debt expense increased from $12.1 million in 2001 to $18.9 million in 2002. The increase of $6.8 million was the result of the growth of our subscriber base and higher involuntary churn. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 21.3% and 24.0% for the years ended December 31, 2002 and 2001, respectively. The decrease of 2.7% is primarily attributable to increased customer care efficiency and increased leverage on other fixed costs.

Beginning July 1, 2002, we changed our method of calculating cost per gross addition, or CPGA. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment) and selling and marketing expenses related to adding new subscribers by total subscribers added during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to or exchanged with existing subscribers, including handset exchange and upgrade transactions, have been excluded as these costs are incurred specifically for existing subscribers. Previously, retail customer service expenses and the additional equipment margin loss on handset exchanges with existing subscribers related to the costs to refurbish handsets received from existing subscribers were part of the calculation of CPGA. The total retail customer service expenses excluded from our calculation of CPGA was $6.1 million and $3.8 million and the equipment margin excluded from our calculation of CPGA was $10.7 million and $2.5 million for the years ended December 31, 2002 and 2001, respectively. The equipment margin excluded from our calculation of CPGA includes $1.0 million and $0.7 million, respectively, of costs to refurbish handsets received from existing subscribers in a handset exchange. The increase in equipment margin on transactions with existing subscribers is the result of the growth and aging of subscriber base.

                      Year Ended                      Year Ended
                   December 31, 2001               December 31, 2002
             ---------------------------       -------------------------
               Currently    Previously           Currently   Previously
              Calculated    Calculated          Calculated   Calculated
              ----------    ----------          ----------   ----------

   CPGA          $406          $415                $421         $442

Non-cash compensation expense was $21.4 million for the year ended December 31, 2002, an increase of $4.2 million or 24.4%, compared to $17.2 million for the year ended December 31, 2001. The increase is attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior years.

Depreciation and amortization expenses were $135.0 million for the year ended December 31, 2002, an increase of $8.3 million or 6.6%, compared to $126.7 million for the year ended December 31, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses in accordance with SFAS 142, "Goodwill and Other Intangible Assets". In addition, we incurred $3.9 million of charges during 2002 as the result of losses on the sale of fixed assets as well as charges to accelerate depreciation on certain assets as a result of management's decision not to complete the construction of certain network infrastructure. Depreciation will continue to increase as additional portions of our network are placed into service.

Interest expense was $144.1 million, net of capitalized interest of $4.2 million, for the year ended December 31, 2002. Interest expense was $117.5 million, net of capitalized interest of $5.9 million, for the year ended December 31, 2001. The increase of $26.6 million, or 22.6%, relates primarily to increases of interest expense on our January 2001 private placement of $350.0 million aggregate principal amount of 9 3/8% senior subordinated notes and our November 2001 private placement of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes, offset partially by a decrease of interest expense on our bank credit facility. The aggregate interest expense of these debt instruments increased from $74.9 million for the year ended December 31, 2001 to $94.2 million for the year ended December 31, 2002. Interest expense also increased $5.1 million due to the accretion of interest on our May 1998 private placement of $512.0 million aggregate principal amount of 11% senior subordinated discount notes and a decrease in capitalized interest of $1.7 million for the year ended December 31, 2002.

We had a weighted average interest rate of 9.69% for the year ended December 31, 2002, on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt, as compared with the 9.43% weighted average interest rate for the year ended December 31, 2001.

Other expense was $7.7 million and $18.0 million for the years ended December 31, 2002 and 2001, respectively. The decrease of $10.3 million, or 57.2%, relates primarily to a decrease in the loss on the mark to market of our interest rate swaps, which was $5.4 million and $12.9 million for the years ended December 31, 2002 and 2001, respectively. The losses were recognized as the result of the change in fair value of our interest rate swap derivative instruments, which did not qualify as hedges. These interest rate swaps do not qualify as hedges as the result of the repayment, in November of 2001, of previously matched variable rate debt under our bank facility with proceeds from our 8 3/4% note offering. In addition, write-offs of deferred financing costs decreased from $4.0 million for the year ended December 31, 2001 to $0.4 million for the year ended December 31, 2002. These write-offs were a result of the early repayment of a portion of our credit facility.

Interest and other income was $6.3 million for the year ended December 31, 2002, a decrease of $12.0 million, or 65.6%, compared to $18.3 million for the year ended December 31, 2001. The decrease of $12.0 million was due primarily to lower average interest rates on lower average cash balances.

Net loss was $136.6 million and $198.4 million for the years ended December 31, 2002 and 2001, respectively. The net loss decrease of $61.8 million resulted primarily from the items discussed above.

      Year ended December 31, 2001 compared to the year ended December 31, 2000

Net subscriber additions were 239,252 for the year ended December 31, 2001, bringing our total subscribers to 685,653 as of December 31, 2001, an increase of 53.6% over our subscriber total as of December 31, 2000. The increase in subscribers was primarily due to continued strong demand for our digital service offerings and pricing plans.

Subscriber churn was 1.95% and 1.80% for the years ended December 31, 2001 and 2000, respectively.

ARPU was $58.78 and $60.99 for the years ended December 31, 2001 and 2000, respectively. Subscriber ARPU excludes service revenue adjustments made to retain existing subscribers of $1.30 and $0.92 for the years ended December 31, 2001 and 2000, respectively. The $2.21 decrease, or 3.6%, was primarily the result of a change in our rate plan mix, as subscribers who are new to the wireless sector typically begin service with a lower monthly access plan.

Total revenue increased 52.6% to $540.1 million for the year ended December 31, 2001 from $353.9 million for the year ended December 31, 2000. Service revenue for the year ended December 31, 2001 was $387.4 million, an increase of $166.5 million or 75.4%, compared to $220.9 million for the year ended December 31, 2000. The increase in service revenue was due primarily to strong growth of subscribers. Equipment revenue was $25.8 million for the year ended December 31, 2001, a decline of $8.7 million or 25.2%, compared to $34.5 million for the year ended December 31, 2000. The equipment revenue decline was due primarily to a decrease in the average revenue per item sold, partially offset by an increase in the quantities sold. Roaming revenue was $126.9 million for the year ended December 31, 2001, an increase of $28.4 million or 28.8%, compared to $98.5 million for the year ended December 31, 2000. The increase in roaming revenue was the result of increased roaming minutes of use resulting from the expansion of our network, partially offset by a contractual decrease in our service charge per minute.

Cost of service was $174.5 million for the year ended December 31, 2001, an increase of $49.2 million, or 39.3%, compared to $125.3 million for the year ended December 31, 2000. Approximately 40% of the increase was due to the expansion of our network. We added approximately 350 cell sites to our network in 2001. The remaining increase of approximately 60% over the prior year was the result of an increase in the charges paid to connect calls on other networks, including access, interconnection and toll-related charges. These increases were due primarily to increased costs of expanding and maintaining our wireless network to support an increase in the number of subscriber and roaming minutes of use.

Cost of equipment was $73.5 million for the year ended December 31, 2001, an increase of $4.1 million or 5.9%, compared to $69.4 million for the year ended December 31, 2000. The increase was due primarily to an increase in gross subscriber additions, partially offset by a decrease in the average cost of items sold.

Selling, general and administrative costs were $228.0 million for the year ended December 31, 2001, an increase of $46.4 million or 25.6%, compared to $181.6 million for the year ended December 31, 2000. Selling expenses increased approximately $6.3 million, or 6.4%, primarily due to increased commission and headcount related costs. This increase resulted from a 16.7% increase in gross subscriber additions in the year ended December 31, 2001, versus the prior year ended December 31, 2000. The increase was also attributable to increasing the points of distribution in our company-owned retail store channel by 27% in 2001. The general and administrative increase of approximately $40.1 million, or 48.3%, was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care, collections, retention and other administrative functions established in conjunction with the corresponding growth in our subscriber base.

Non-cash compensation expense was $17.2 million for the year ended December 31, 2001, an increase of $8.9 million or 107.2%, compared to $8.3 million for the year ended December 31, 2000. The increase is attributable to the vesting of an increased number of restricted shares of Holdings' Class A common stock awarded to management in prior years.

Depreciation and amortization expenses were $126.7 million for the year ended December 31, 2001, an increase of $32.6 million or 34.6% compared to $94.1 million for the year ended December 31, 2000. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. Depreciation will continue to increase as additional portions of our network were placed into service.

Interest expense was $117.5 million, net of capitalized interest of $5.9 million, for the year ended December 31, 2001. Interest expense was $55.9 million, net of capitalized interest of $9.5 million, for the year ended December 31, 2000. The increase of $61.6 million, or 110.2% relates primarily to $32.0 million of interest from our $350.0 million 9 3/8% senior subordinated notes offering completed in January 2001 and $4.6 million of interest from our $400.0 million 8 3/4% senior subordinated notes offering completed in November 2001. For the year ended December 31, 2001, we had a weighted average interest rate of 9.43% on our average borrowings under our bank credit facility and our average obligation for the senior subordinated debt as compared with 10.98% for the year ended December 31, 2000. In addition, interest expense was higher on the credit facility due to mandatory draws on the facility in 2001.

Other expense was $18.0 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively. The increase of $17.7 million is primarily the result of a $12.9 million loss on the mark to market of interest rate swaps for the year ended December 31, 2001. There was no loss on the market-to-market of interest rate swaps in 2000. This loss was the result of paying down $390.0 million of the credit facility with net proceeds from the 8 3/4% senior subordinated notes offering, which caused certain fixed interest rate derivatives to no longer qualify as cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. The fair value of these non-qualifying hedges on November 14, 2001 and subsequent changes in their fair value were recorded in the statement of operations as other expense for the year ended December 31, 2001. All interest rate swaps qualified as hedges in 2000, and therefore, the changes in the fair value of the interest rate swaps were recorded through accumulated other comprehensive income. Also attributing to the increase in other expense was a write-off of approximately $4.0 million of deferred financing costs in 2001. The write-off was a result of the early repayment of a portion of our credit facility with the proceeds from our 8 3/4% note offering.

Interest and other income was $18.3 million for the year ended December 31, 2001, an increase of $13.3 million or 266.0%, compared to $5.0 million for the year ended December 31, 2000. The increase of $13.3 million was due primarily to interest on higher average cash balances.

Net loss was $198.4 million and $176.8 million for the years ended December 31, 2001 and 2000, respectively. The net loss increase of $21.6 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We estimate that capital expenditures for network construction will be approximately $120.0 million to $140.0 million in 2003. In January 2003, we completed a reduction in our workforce, eliminating 170 positions, which we anticipate will result in approximately $8.0 million reduction in operating costs for 2003. We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements through 2004, at which time we expect to become free cash flow positive. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial for future upgrades and advances in new technology.

Preferred Stock. As part of our joint venture agreement with AT&T Wireless, Holdings issued 732,371 shares of its Series A preferred stock to AT&T Wireless PCS. The Series A preferred stock provides for cumulative dividends at an annual rate of 10% on the $100 liquidation value per share plus unpaid dividends. These dividends accrue and are payable quarterly; however, we may defer all cash payments due to the holders until June 30, 2008, and quarterly dividends are payable in cash thereafter. To date, all such dividends have been deferred. The Series A preferred stock is redeemable at the option of its holders beginning in 2018 and at our option, at its liquidation value plus unpaid dividends on or after February 4, 2008. On and after February 4, 2006, the Series A preferred stock is also convertible at the option of its holders for shares of Holdings' Class A common stock having a market value equal to the liquidation value plus unpaid dividends on the Series A preferred stock. Holdings may not pay dividends on, or, subject to specified exceptions, repurchase shares of our common stock without the consent of the holders of the Series A preferred stock.

Credit Facility. On September 14, 2000, Triton, entered into a second amended and restated credit agreement that provided for a senior secured bank facility with a group of lenders for an aggregate amount of $750.0 million of borrowings. On November 14, 2001, we extinguished $390.0 million of the bank facility with net proceeds from the 8 3/4% senior subordinated notes offering. We began to repay the then outstanding term loans in quarterly installments, beginning on February 4, 2002. On March 8, 2002, the credit agreement was amended to create a new term loan with $125.0 million of available borrowings. On October 16, 2002, we entered into a fourth amendment that provided greater flexibility in the total leverage and interest coverage covenant requirements. In exchange for the covenant changes, we agreed to reduce the facility by $50.0 million. The commitment reduction consisted of a $30.0 million pro-rata repayment of outstanding borrowings and a $20.0 million reduction in unfunded commitments. On February 26, 2003, we entered into a fifth amendment that extended the availability period for draws on the Tranche E term loan from March 8, 2003 to June 8, 2003. As of December 31, 2002, we had $208.0 million and $215.0 million of outstanding borrowings and committed availability, respectively, under the bank facility. The bank facility provides for:

      . a $10.8 million senior secured Tranche A term loan maturing in May 2006, $10.8 million of which was outstanding as of December 31, 2002;

      . a $123.1 million senior secured Tranche B term loan maturing in February
        2007, $123.1 million of which was outstanding as of December 31, 2002;

      . a $10.8 million senior secured Tranche C term loan maturing in May 2006, $10.8 million of which was outstanding as of December 31, 2002;

      . a $63.3 million senior secured Tranche D term loan maturing in May 2006, $63.3 million of which was outstanding as of December 31, 2002;

      . a $115.0 million senior secured Tranche E term loan maturing in February
        2007, none of which was outstanding as of December 31, 2002; and

      . a $100.0 million senior secured revolving credit facility maturing in May 2006, none of which was outstanding as of December 31, 2002.

The terms of the bank facility will permit us, subject to various terms and conditions, including compliance with specified financial covenants, to draw up to the remaining amount available under the bank facility to finance working capital requirements, capital expenditures, permitted acquisitions and for other corporate purposes. Borrowings under the bank facility are subject to customary terms and conditions. As of December 31, 2002, we were in compliance with all such covenants.

The commitments to make loans under the revolving credit facility are automatically and permanently reduced in installments beginning in August 2004 through May 2006. In addition, the credit agreement requires us to make mandatory prepayments of outstanding borrowings under the credit facility based on a percentage of excess cash flow and contains financial and other covenants customary for facilities of this type, including limitations on investments and on our ability to incur debt and pay dividends.

Senior Subordinated Notes. On May 4, 1998, Triton completed the private placement of $512.0 million principal amount at maturity of 11% senior subordinated discount notes due 2008 under Rule 144A and Regulation S of the Securities Act of 1933. The proceeds of the offering, after deducting the initial purchasers' discount, were $291.0 million. The 11% senior subordinated discount notes due 2008 are guaranteed by all of Triton subsidiaries. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries' ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On October 30, 1998, Triton closed its registered exchange offer of $512.0 million aggregate principal amount at maturity of its 11% senior subordinated discount notes due 2008 for $512.0 million aggregate principal amount at maturity of its newly issued 11% senior subordinated discount notes due 2008, which have been registered under the Securities Act.

On January 19, 2001, Triton completed the private placement of $350.0 million principal amount of 9 3/8% senior subordinated notes due 2011 under Rule 144A and Regulation S of the Securities Act. The proceeds of the offering, after deducting the initial purchasers' discount and estimated expenses, were $337.5 million. The 9 3/8% senior subordinated notes due 2011 are guaranteed by all of the domestic subsidiaries of Triton. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries' ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On June 15, 2001, Triton closed its registered exchange offer of $350.0 million principal amount of its 9 3/8% senior subordinated notes due 2011 for $350.0 million principal amount of its newly issued 9 3/8% senior subordinated notes due 2011, which have been registered under the Securities Act.

On November 14, 2001, Triton completed the private placement of $400.0 million principal amount of 8 3/4% senior subordinated notes due 2011 under Rule 144A and Regulation S of the Securities Act. The proceeds of the offering, after deducting the initial purchasers' discount and estimated expenses, were approximately $390.0 million. The 8 3/4% senior subordinated notes due 2011 are guaranteed by all of the subsidiaries of Triton. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On February 14, 2002, Triton closed its registered exchange offer of $400.0 million principal amount of its 8 3/4% senior subordinated notes due 2011 for $400.0 million principal amount of its newly issued 8 3/4% senior subordinated notes due 2011, which have been registered under the Securities Act.

Equity Offering. On February 28, 2001, Holdings issued and sold 3,500,000 shares of Class A common stock in a public offering at $32.00 per share and raised approximately $106.1 million, net of $5.9 million of costs.

Adjusted EBITDA. We believe EBITDA excluding non-cash compensation, or Adjusted EBITDA, provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations and on our ability to service our long-term debt and other fixed obligations and our ability to fund our continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. We consider growth in Adjusted EBITDA to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with United States GAAP. Adjusted EBITDA was $166.6 million, $64.1 million and ($22.3) million for the years ended December 31, 2002, 2001 and 2000, respectively.

Historical Cash Flow. As of December 31, 2002, we had $212.5 million in cash and cash equivalents, as compared to $371.1 million in cash and cash equivalents at December 31, 2001. Net working capital was $172.6 million at December 31, 2002 and $283.7 million at December 31, 2001. The $54.3 million of cash provided by operating activities during the year ended December 31, 2002 was the result of our net loss of $136.6 million and $45.6 million of cash used by changes in working capital and other long-term assets, offset by $236.5 million of depreciation and amortization, accretion of interest, non-cash compensation, bad debt expense, loss in equity investment and loss on derivative instruments. The $236.6 million of cash used by investing activities during the year ending December 31, 2002 was primarily related to capital expenditures associated with our network build-out and the acquisition of FCC licenses. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth. The $23.7 million provided by financing activities during the year ended December 31, 2002 relates primarily to our $65.0 million draw against our credit facility partially offset by $42.0 million of credit facility repayments.

As of December 31, 2001, we had $371.1 million in cash and cash equivalents, as compared to $1.6 million in cash and cash equivalents at December 31, 2000. Net working capital/(deficit) was $283.7 million at December 31, 2001 and ($54.2) million at December 31, 2000. The $3.3 million of cash used in operating activities during the year ended December 31, 2001 was the result of our net loss of $198.4 million and

$22.8 million of cash used in changes in working capital and other long-term assets and offset by $217.9 million of depreciation and amortization, accretion of interest, non-cash compensation, bad debt expense, loss in equity investment and loss on derivative instruments. The $318.2 million of cash used by investing activities during the year ending December 31, 2001 was related primarily to capital expenditures associated with our network build-out and advances to Lafayette. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth. The $691.0 million provided by financing activities during the year ended December 31, 2001 relates primarily to our $281.0 million draw against our credit facility, $729.0 million of net proceeds from the issuances of senior subordinated notes and $106.3 million of capital contributions from our parent, partially offset by $428.8 million of credit facility repayments.

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or
(ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appear above under "--Adjusted EBITDA" and "Results of Operations". A brief description of the calculation of each measure is included where the particular measure is first discussed. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

                                                                                 Year Ended December 31,
 Adjusted EBITDA                                            1998           1999           2000            2001           2002
-----------------------------------------------------   ------------   ------------   ------------    ------------   ------------
 Net cash provided by (used in) operating activities     ($4,130,000)  ($61,071,000)  ($22,105,000)    ($3,321,000)  $ 54,271,000
     Change in operating assets and liabilities           (5,079,000)   (10,391,000)    (1,532,000)     22,871,000     45,579,000
     Change in deferred income taxes                       7,536,000              -       (272,000)              -              -
     Interest expense                                     30,391,000     41,061,000     55,903,000     117,499,000    144,086,000
     Accretion of interest                               (22,648,000)   (38,213,000)   (42,688,000)    (48,271,000)   (53,969,000)
     Interest and other income                           (10,635,000)    (4,852,000)    (4,957,000)    (18,322,000)    (6,292,000)
     Bad debt expense                                       (636,000)    (2,758,000)    (7,763,000)    (12,103,000)   (18,889,000)
     Other expense                                                 -              -        326,000       4,392,000        496,000
     Income tax expense (benefit)                         (7,536,000)             -        746,000       1,372,000      1,365,000
                                                        ------------   ------------   ------------    ------------   ------------
 Adjusted EBITDA                                        ($12,737,000)  ($76,224,000)  ($22,342,000)   $ 64,117,000   $166,647,000

The table above reconciles Adjusted EBITDA with the most directly comparable GAAP measure of liquidity, cash provided by (used in) operating activities. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations and on our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity's ability to meet its future financial obligations. We consider growth in Adjusted EBITDA to be an indicator of future profitability, especially in a capital-intensive industry such as wireless telecommunications. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with GAAP. Our method of computation may or may not be comparable to other similarly titled measures of other companies.

                                                     Year Ended December 31,
 Average revenue per user (ARPU)             2000             2001             2002
------------------------------------     ------------     ------------     ------------
 Service revenue                         $220,940,000     $387,381,000     $502,402,000
     Subscriber retention credits (1)       3,372,000        8,771,000        8,510,000
                                         ------------     ------------     ------------
     Adjusted service revenue             224,312,000      396,152,000      510,912,000
                                         ------------     ------------     ------------
     Average subscribers                      306,499          561,619          759,279
 ARPU                                    $      60.99     $      58.78     $      56.07


We believe ARPU, which calculates the average service revenue generated by an individual subscriber, is a useful measure to assist in forecasting our future service revenue. In addition, it provides a gauge to compare our service revenue to that of other wireless communication providers.

(1) Subscriber retention credits are service revenue credits made to retain existing subscribers. These retention credits are excluded from our calculation of ARPU, as these are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits, therefore, our ARPU reflects the amount subscribers have contractually agreed to pay Triton.

                                                                                 Year Ended December 31,
 Cost per gross addition (CPGA)                                        2000               2001               2002
--------------------------------------------------------------     -------------      -------------      -------------
 Sales and marketing expense                                       $  98,662,000      $ 104,987,000      $ 108,321,000
 Total cost of equipment                                              69,398,000         73,513,000         84,377,000
     Cost of equipment - transactions with existing subscribers         (610,000)        (2,458,000)       (14,153,000)
 Total equipment revenue                                             (34,477,000)       (25,810,000)       (38,178,000)
     Equipment revenue - transactions with existing subscribers                -                  -          3,449,000
                                                                   -------------      -------------      -------------
 CPGA costs                                                          132,973,000        150,232,000        143,816,000
                                                                   -------------      -------------      -------------
     Gross additions                                                     317,308            370,358            341,271
 CPGA                                                              $         419      $         406      $         421

We believe CPGA is a useful measure that quantifies the incremental costs to acquire a new subscriber. In addition, it provides a gauge to compare our average acquisition costs per new subscriber to that of other wireless communication providers.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual obligations and the periods in which payments are due. These disclosures are also included in the footnotes to the financial statements, and the relevant footnotes are cross-referenced in the table below.

                                                   Payments Due by Period
                                                   (dollars in thousands)
                                      ----------------------------------------------------------------
                                              Less than                                    After 4       Footnote
   Contractual Obligation        Total         1 year         1-2 years     3-4 years       Years       Reference
   ----------------------------------------------------------------------------------------------------------------
   Short-term debt            $   17,169     $   17,169        $     -     $        -     $        -        5

   Long-term debt              1,413,263              -         45,833        147,710      1,219,720        5

   Operating leases              281,305         48,845         76,973         52,742        102,745       12
   ----------------------------------------------------------------------------------------------------------------
   Total cash contractual
   obligations                $1,711,737     $   66,014     $  122,806     $  200,452     $1,322,465


Relationship with Lafayette Communications Company L.L.C.

We hold a 39% interest in Lafayette, an entrepreneur under FCC guidelines. During 2002, Lafayette held 18 FCC licenses, covering a population of approximately 6.3 million people. On September 30, 2002, we acquired certain FCC licenses from Lafayette in markets covering a population of approximately 2.9 million people in areas of Georgia, Tennessee and Virginia, for an aggregate fair value of $21.7 million. This acquisition was consummated to meet the spectrum needs of our current network overlay of GSM/GPRS technology. We have entered into agreements with Lafayette to acquire additional licenses from Lafayette for an aggregate fair value of $126.9 million. We expect these acquisitions to be consummated in the second quarter of 2003.

As of December 31, 2002, we have funded approximately $74.5 million of senior loans to Lafayette to finance the acquisition of licenses. The carrying value of these loans has been adjusted for any losses in excess of our initial investment. In connection with the loans, Lafayette has and will guarantee our obligations under our credit facility, and such senior loans are and will be pledged to the lenders under our credit facility.

Because we do not control Lafayette, we are accounting for our investment under the equity method. Ordinarily, as the investor, we would record our proportionate share of Lafayette's losses in our income statement. However, Triton has committed to provide further financial support to Lafayette in order to preserve its business relationship. Therefore, even in the absence of a legally binding obligation, we are now recognizing 100% of Lafayette's losses, which arise primarily from interest costs related to an assumed note payable to the FCC.

In accordance with EITF 98-13, "Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee," when the carrying amount of an investment has been reduced to zero, the investor should continue to report its share of the equity method losses in its statement of operations as an adjustment to the adjusted basis of the loans receivable. As of December 31, 2001, we had written our initial investment in Lafayette down to zero and had reduced its carrying value of the approximate $74.5 million loan receivable from Lafayette, so as to reflect 100% of Lafayette's cumulative loss of approximately $2.5 million.

On October 9, 2002, and as amended on December 2, and December 31, 2002, we entered into an agreement with Lafayette for the acquisition of 10 MHz of spectrum in Anderson, Charleston, Columbia, Florence, Greenville, Greenwood, Orangeburg and Sumter, South Carolina, for approximately $114.7 million. On December 2, 2002, we entered into an agreement with Lafayette for the acquisition of 10 MHz of spectrum in Myrtle Beach, South Carolina, Augusta, Georgia, Fredericksburg, Virginia and Lynchburg, Virginia for approximately $12.2 million. The applications seeking FCC approval for these transactions have been filed, and we expect to consummate the transactions in the second quarter of 2003. Following consummation of these transactions, we plan to demand repayment of the outstanding senior loans to Lafayette.


New Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. We have certain legal obligations, principally related to our leased cell site properties, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased property on which cell sites are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, we did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. We believe that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry, including the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of advanced wireless data technologies such as GSM/GPRS. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites. Based on the combination of these industry trends and our limited experience in removing sites, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, we will not recognize a liability until such information becomes known.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13 and Technical Corrections as of April 2002". SFAS No. 145 primarily addresses: (i) the income statement classification of gains or losses from the extinguishment of debt as ordinary or extraordinary and (ii) the treatment of certain lease modifications with sale-leaseback accounting when they have an economic effect similar to a sale-leaseback agreement. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. As such, we have reclassified an extraordinary loss on the extinguishment of debt in 2001 to other expense. We do not believe further implementation of this statement will have a material impact on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The principle difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002. We will apply this statement to the accounting for all prospective exit or disposal activities.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock Based Compensation". SFAS No. 148 primarily (i) provides an alternative method of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation and (ii) requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for the fiscal years beginning after December 15, 2002. We will disclose our method of accounting for stock-based employee compensation and the effect of the method used on reported results in future financial statements.

In February 2003, the Emerging Issues Task Force issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact this statement will have on our financial position or results of operations.

In February 2003, the Emerging Issues Task Force issued EITF 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor". Issue 1 of EITF 02-16 primarily addresses the circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income. The provisions of Issue 1 of EITF 02-16 are effective for fiscal periods beginning after December 15, 2002. Issue 2 of EITF 02-16 addresses vendors offering a customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, when the customer should recognize the rebate and how the customer should measure the amount of the offer. The provisions of Issue 2 of EITF 02-16 are effective for all arrangements entered into after November 1, 2002. We do not believe that this statement will have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the impact of FIN 46 on our financial statements and related disclosures but do not believe that this statement will have a material impact on our financial position or results of operations.


Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of December 31, 2002, our debt can be categorized as follows:

           Fixed interest rates:
                Senior subordinated notes ....................  $1,219,720,000
           Subject to interest rate fluctuations:
                Bank credit facility .........................  $  207,961,000

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. To the extent possible, we manage interest rate exposure and the floating to fixed ratio through our borrowings, but sometimes we may use interest rate swaps to adjust our risk profile. We selectively enter into interest rate swaps to manage interest rate exposure only. However, due to repayments under our credit facility, many of our interest rates swaps no longer qualify as cash flow hedges.

We utilize interest rate swaps to hedge against the effect of interest rate fluctuations on our bank credit facility. Swap counter parties are major commercial banks. Through December 31, 2002, we had entered into 13 interest rate swap transactions having an aggregate non-amortizing notional amount of $480.0 million. Under these interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and receive in turn an amount equal to a specified variable-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled quarterly.

Information, as of December 31, 2002, for the interest rate swaps is as follows:

                               Terms         Notional Amount        Fair Value
                         ---------------     ---------------        ----------
     Swaps acting        12/4/98-12/4/03        $ 48,133,452      $ (1,648,504)
      as hedges          6/12/00-6/12/03        $ 75,000,000      $ (2,101,030)
                           4/6/01-4/6/06        $ 84,827,593      $ (1,796,637)

     Swaps not acting    12/4/98-12/4/03        $ 26,866,548      $   (913,297)
     as hedges           6/15/00-6/16/03        $ 50,000,000      $ (1,394,119)
                         7/17/00-7/15/03        $ 25,000,000      $ (1,021,973)
                         8/15/00-8/15/03        $ 25,000,000      $ (1,045,181)
                           4/6/01-4/6/06        $100,172,407      $(11,094,841)
                         4/24/01-4/24/06        $ 45,000,000      $ (2,803,032)

The swaps commencing on April 6, 2001, which have an aggregate notional amount of $185.0 million, can be terminated at the banks' option on April 7, 2003. The swaps commencing on April 24, 2001, which have an aggregate notional amount of $45.0 million, can be terminated at the banks' option on April 24, 2002 and quarterly thereafter.

The variable rate is capped at 7.5% for the interest rate swaps commencing on June 12, 2000 through August 15, 2000. These swaps have an aggregate notional amount of $175.0 million.

If market swap rates rise over the remaining term of these swaps, as expected, we should realize other income of approximately $2.0 million for each 50 basis point increase in rates. If rates were to decline, we would realize other expense of approximately $2.0 million for each 50 basis point decrease in rates.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, it is not considered to be material relative to our overall investment income position.

     ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

                                TRITON PCS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Accountants                                                   F-2
Consolidated Balance Sheets as of December 31, 2001 and 2002                        F-3
Consolidated Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2000, 2001 and 2002                           F-4
Consolidated Statements of Stockholder's Equity (Deficit) and Member's Capital
     for the years ended December 31, 2000, 2001 and 2002                           F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000,
     2001 and 2002                                                                  F-6
Notes to Consolidated Financial Statements                                          F-7

Schedule II - Valuation and Qualifying Accounts                                      33

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Triton PCS, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Triton PCS, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) on page 32 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, effective January 1, 2002, the Company changed its accounting for intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
February 14, 2003, except for Note 16,
as to which the date is February 26, 2003

                                Triton PCS, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                      December 31, 2001          December 31, 2002
                                                                     ----------------------------------------------
ASSETS:
Current assets:
    Cash and cash equivalents                                                $  371,088                 $  212,450
    Accounts receivable net of $3,345 and $7,008                                 52,496                     68,213
    Accounts receivable - roaming partners                                       16,189                     23,037
    Inventory, net                                                               28,477                     28,510
    Prepaid expenses                                                              8,160                      8,767
    Other current assets                                                          5,642                      6,578
                                                                     ---------------------------------------------
Total current assets                                                            482,052                    347,555

Property and equipment:
    Land                                                                            313                        377
    Network infrastructure and equipment                                        871,523                  1,004,323
    Furniture, fixtures and computer equipment                                   75,651                     89,208
    Capital lease assets                                                          8,860                      8,454
    Construction in progress                                                     55,651                     37,647
                                                                     ---------------------------------------------
                                                                              1,011,998                  1,140,009
Less accumulated depreciation                                                  (218,823)                  (343,506)
                                                                     ---------------------------------------------
Net property and equipment                                                      793,175                    796,503

Intangible assets, net                                                          283,847                    395,249
Investment in and advances to non-consolidated entities                         116,731                     72,019
Other long term assets                                                            6,878                      6,767
                                                                     ---------------------------------------------

Total assets                                                                 $1,682,683                 $1,618,093
                                                                     =============================================

LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current liabilities:
    Accounts payable                                                         $   96,529                 $   57,758
    Bank overdraft liability                                                     22,265                     25,892
    Accrued payroll & related expenses                                           17,381                     16,282
    Accrued expenses                                                              6,634                      5,999
    Current portion of long-term debt                                            12,641                     17,169
    Deferred revenue                                                             12,099                     19,548
    Deferred gain on sale of property and equipment                               1,190                      1,190
    Accrued interest                                                             20,351                     20,637
    Other current liabilities                                                     9,307                     10,468
                                                                     ---------------------------------------------
Total current liabilities                                                       198,397                    174,943

Long-term debt:
    Bank credit facility                                                        174,441                    192,579
    Senior subordinated debt                                                  1,167,338                  1,219,720
    Capital lease obligations                                                     2,512                        964
                                                                     ---------------------------------------------
Total Long-term debt:                                                         1,344,291                  1,413,263

Deferred income taxes                                                            11,935                     11,935
Deferred revenue                                                                  3,129                      3,051
Fair value of derivative instruments                                             20,584                     23,819
Deferred gain on sale of property and equipment                                  28,262                     27,072
                                                                     ---------------------------------------------
Total liabilities                                                             1,606,598                  1,654,083

Commitments and contingencies (Note 12)                                               -                          -

Stockholder's equity (deficit):
Common Stock, $.01 par value, 1,000 shares authorized,
  100 shares issued and outstanding as of December 31, 2001 and
  December 31, 2002.                                                                  -                          -
Additional paid-in capital                                                      737,573                    741,872
Accumulated deficit                                                            (561,209)                  (697,849)
Accumulated other comprehensive income                                           (7,660)                    (5,459)
Deferred compensation                                                           (92,619)                   (74,554)
                                                                     ---------------------------------------------
Total stockholder's equity (deficit)                                             76,085                    (35,990)
                                                                     ---------------------------------------------
Total liabilities & stockholder's equity (deficit)                           $1,682,683                 $1,618,093
                                                                     =============================================

          See accompanying notes to consolidated financial statements.

                                Triton PCS, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                             (Dollars in thousands)

                                                                              For the Years Ended December 31,
                                                             -----------------------------------------------------------------
                                                                 2000                        2001                    2002
                                                                 ----                        ----                    ----
Revenues:
     Service                                                   $ 220,940                 $ 387,381               $ 502,402
     Roaming                                                      98,492                   126,909                 175,405
     Equipment                                                    34,477                    25,810                  38,178
                                                             -----------------------------------------------------------------
         Total revenue                                           353,909                   540,100                 715,985
Expenses:
     Cost of service (excluding the below
       amortization, excluding depreciation of
       $63,183, $90,851 and $114,007, and
       excluding non-cash compensation of $1,026,
       $2,544 and $3,646, respectively)                          125,288                   174,500                 212,221
     Cost of equipment                                            69,398                    73,513                  84,377
     Selling, general and administrative (excluding
       depreciation of $13,072, $16,657 and
       $16,072 and excluding non-cash
       compensation of $7,241, $14,647 and
       $17,784, respectively)                                    181,565                   227,970                 252,740
     Non-cash compensation                                         8,267                    17,191                  21,430
     Depreciation                                                 76,255                   107,508                 130,079
     Amortization                                                 17,876                    19,225                   4,926
                                                             -----------------------------------------------------------------

         Income (loss) from operations                          (124,740)                  (79,807)                 10,212

Interest expense                                                 (55,903)                 (117,499)               (144,086)
Other expense                                                       (326)                  (18,034)                 (7,693)
Interest and other income                                          4,957                    18,322                   6,292
                                                             -----------------------------------------------------------------

Loss before taxes                                               (176,012)                 (197,018)               (135,275)
Income tax provision                                                (746)                   (1,372)                 (1,365)
                                                             -----------------------------------------------------------------

Net loss                                                        (176,758)                 (198,390)               (136,640)
                                                             -----------------------------------------------------------------
Other comprehensive gain (loss), net of tax:
   Cumulative effect of change in
      accounting principle                                             -                    (4,162)                      -
   Unrealized gain (loss) on derivative instruments                    -                    (3,498)                  2,201
                                                             -----------------------------------------------------------------

Comprehensive loss                                             $(176,758)                $(206,050)              $(134,439)
                                                             =================================================================

          See accompanying notes to consolidated financial statements.

                                Triton PCS, Inc.
  Consolidated Statement of Stockholder's Equity (Deficit) and Member's Capital
                             (Dollars in thousands)

                                            Common               Additional
                                            Stock                 Paid - In      Deferred                 Accumlulated
                                            Shares     Amount      Capital     Compensation     AOCI        Deficit         Total
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 1999                   100     $    -     $ 531,026    $    (16,852)  $     -       $ (186,061)   $ 328,113
                                           -----------------------------------------------------------------------------------------

Capital contributions from parent                -          -           266               -         -                -          266
Deferred compensation                            -          -        33,373         (33,373)        -                -            -
Non-cash compensation                            -          -             -           8,032         -                -        8,032
Net loss                                         -          -             -               -         -         (176,758)    (176,758)
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2000                   100     $    -     $ 564,665    $    (42,193)  $     -       $ (362,819)   $ 159,653
                                           =========================================================================================

Capital contributions from parent                -          -       105,056               -         -                -      105,056
Deferred compensation                            -          -        67,852         (67,852)        -                -            -
Non-cash compensation                            -          -             -          17,426         -                -       17,426
Fair value of cash flow hedges                   -          -             -               -    (7,660)               -       (7,660)
Net loss                                         -          -             -               -         -         (198,390)    (198,390)
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2001                   100     $    -     $ 737,573    $    (92,619)  $(7,660)      $ (561,209)   $  76,085
                                           =========================================================================================

Capital contributions from parent                -                      934               -         -                -          934
Deferred compensation                            -                    3,365          (3,365)        -                -            -
Non-cash compensation                            -                        -          21,430         -                -       21,430
Fair value of cash flow hedges                   -                        -               -     2,201                -        2,201
Net loss                                         -                        -               -         -         (136,640)    (136,640)
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2002                   100     $    -     $ 741,872    $    (74,554)  $(5,459)      $ (697,849)   $ (35,990)
                                           =========================================================================================


           See accompanying notes to consolidated financial statements

                                Triton PCS, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                         For the Years Ended December 31,
                                                                           ---------------------------------------------------------
                                                                                2000                  2001                  2002
                                                                                ----                  ----                  ----
Cash flows from operating activities:
Net loss                                                                     $(176,758)            $(198,390)            $(136,640)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
Depreciation and amortization                                                   94,131               126,733               135,005
Deferred income taxes                                                              272                     -                     -
Accretion of interest                                                           42,688                48,271                53,969
Loss on equity investment                                                            -                   718                 1,761
Bad debt expense                                                                 7,763                12,103                18,889
Non-cash compensation                                                            8,267                17,191                21,430
Loss on derivative instruments                                                       -                12,924                 5,436
Change in operating assets and liabilities
     Accounts receivable                                                       (29,543)              (29,944)              (41,454)
     Inventory                                                                  (5,042)               (8,165)                  (33)
     Prepaid expenses and other current assets                                    (178)               (5,664)               (2,562)
     Intangible and other assets                                                (1,776)                  379                   680
     Accounts payable                                                           24,102               (11,937)               (8,104)
     Accrued payroll and liabilities                                             6,413                 3,661                (1,734)
     Deferred revenue                                                            3,727                 7,908                 7,371
     Accrued interest                                                              797                18,928                   286
     Other liabilities                                                           3,032                 1,963                   (29)
                                                                             ---------             ---------             ---------

Net cash provided by (used in) operating activities                            (22,105)               (3,321)               54,271
                                                                             ---------             ---------             ---------
Cash flows from investing activities:
Capital expenditures                                                          (329,479)             (214,713)             (165,935)
Proceeds from sale of property and equipment, net                                    -                   201                    72
Net investments in and advances to non-consolidated entity                     (16,965)             (100,484)              (14,922)
Repayments from non-consolidated entity                                              -                     -                57,873
Acquisition of FCC licenses                                                          -                     -              (113,705)
Other                                                                                -                (3,185)                  (20)
                                                                             ---------             ---------             ---------

Net cash used in investing activities                                         (346,444)             (318,181)             (236,637)
                                                                             ---------             ---------             ---------
Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net of discount                         -               728,995                     -
Borrowings under credit facility                                               182,750               281,000                65,000
Payments under credit facility                                                       -              (428,750)              (42,039)
Change in bank overdraft                                                         4,121                 8,595                 3,627
Payment of deferred transaction costs                                              (37)               (1,142)                    -
Payment of deferred financing costs                                             (2,050)               (1,899)               (1,480)
Repayments from (advances to) related-party, net                                   935                  (177)                 (181)
Capital contribution from parent                                                   266               106,324                   934
Principal payments under capital lease obligations                              (2,070)               (1,973)               (2,133)
                                                                             ---------             ---------             ---------

Net cash provided by financing activities                                      183,915               690,973                23,728
                                                                             ---------             ---------             ---------

Net increase (decrease) in cash and cash equivalents                          (184,634)              369,471              (158,638)
Cash and cash equivalents, beginning of period                                 186,251                 1,617               371,088
                                                                             ---------             ---------             ---------

Cash and cash equivalents, end of period                                     $   1,617             $ 371,088             $ 212,450
                                                                             =========             =========             =========

           See accompanying notes to consolidated financial statements

                                TRITON PCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2000, 2001 and 2002

(1) Summary of Operations and Significant Accounting Policies

     Triton PCS, Inc. ("Triton" or the "Company") is a wholly owned subsidiary of Triton PCS Holdings, Inc. ("Holdings"). Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company, Inc. are each wholly-owned subsidiaries of Triton. The consolidated financial statements include the accounts of Triton PCS, Inc. and its wholly-owned subsidiaries. Triton has no independent assets or operations, and all of Triton's subsidiaries have fully and unconditionally guaranteed Triton's 11% senior subordinated discount notes due 2008, its 9 3/8% senior subordinated notes due 2011 and its 8 3/4% senior subordinated notes due 2011, on a joint and several basis. All significant intercompany accounts or balances have been eliminated in consolidation. The Company operates under one segment. The Company's more significant accounting policies follow:

     (a) Nature of Operations

      In February 1998, the Company entered into a joint venture with AT&T Wireless Services, Inc. ("AT&T Wireless") whereby AT&T Wireless contributed to the Company personal communications services licenses for 20 MHz of authorized frequencies covering approximately 13.6 million potential subscribers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, the Company was granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T Corp. in the Company's licensed markets (see Note 2).

      The Company began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of its initial personal communications services network build-out. The Company offers service in all 37 markets covered its licensed area. As of December 31, 2002, the Company's network in these markets included 2,218 cell sites and seven switches.

     (b) Liquidity and Capital Resources

      The construction of the Company's network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. Management estimates that capital expenditures for network construction will be approximately $120.0 to $140.0 million in 2003. The Company may have additional capital requirements, which could be substantial for future upgrades for advances in new technology.

      The Company's credit facility, as amended, will permit the Company, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow an additional $215.0 million as of December 31, 2002, to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. The Company believes that cash on hand and available credit facility borrowings will be sufficient to meet the Company's projected capital requirements through 2004, at which time the Company expects to become free cash flow positive. Although management estimates that these funds will be sufficient to finance its continued growth, it is possible that additional funding will be necessary, which could include equity or debt offerings.

     (c) Use of Estimates

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

     (d) Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, demand deposits and short term investments with initial maturities of three months or less. The Company maintains cash balances at financial institutions, which at times exceed the $100,000 FDIC limit. Bank overdraft balances are classified as a current liability.

     (e) Inventory

      Inventory, consisting primarily of wireless handsets and accessories held for resale, is valued at lower of cost or market. Cost is determined by the first-in, first-out method.

     (f) Property and Equipment

      Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, which are ten to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. In addition, the Company capitalizes interest on expenditures related to the build-out of the network. Expenditures for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations. During the year ended December 31, 2001 and 2002, the Company incurred charges of $0.2 million and $3.9 million, respectively, as the result of losses on the sale of property and equipment as well as charges to accelerate depreciation on certain assets as a result of management's decision not to complete the construction of certain network infrastructure. These charges are included in depreciation expense on the statement of operations and comprehensive loss.

      Capital leases are included under property and equipment with the corresponding amortization included in accumulated depreciation. The related financial obligations under the capital leases are included in current and long-term obligations. Capital leases are amortized over the useful lives of the respective assets.

     (g) Construction in Progress

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

     (h) Investment in PCS Licenses

      Investments in PCS licenses are recorded at their estimated fair value at the time of acquisition. As there is an observable market for PCS licenses and an indefinite life, the Company believes that FCC licenses qualify as indefinite life intangibles. In accordance with SFAS No. 142, these assets are periodically reviewed and adjusted for impairment when events and circumstance warrant, rather than amortized on a straight-line basis over 40 years (See Note 4). Investments in PCS licenses are tested for impairment annually or more frequently if events or changes in circumstances indicate that the PCS licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value.

     (i) Deferred Costs

      Costs incurred in connection with the negotiation and documentation of debt instruments are deferred and amortized over the terms of the debt instruments using the effective interest rate method.

      Costs incurred in connection with the issuance and sale of equity securities are deferred and netted against the proceeds of the stock issuance upon completion of the transaction. Costs incurred in connection with acquisitions are deferred and included in the aggregate purchase price allocated to the net assets acquired upon completion of the transaction.

     (j) Long-Lived Assets

      The Company periodically evaluates the carrying value of long-lived assets, other than indefinite-lived intangible assets, when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows expected to result from the use and eventual disposition from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     (k) Investment in and Advances to Non-consolidated Entities

      Investment in and advances to non-consolidated entities consists of the Company's investments and loans to Lafayette Communications Company L.L.C. ("Lafayette"). The Company has a 39% equity investment in Lafayette, and because the Company does not control Lafayette, the Company accounts for its investment under the equity method. As the Company has committed to provide further financial support to Lafayette in order to preserve its business relationship, the Company recognizes 100% of Lafayette's losses, which arise primarily from interest costs related to an assumed note payable to the FCC. The carrying value of the loans made to Lafayette have been adjusted for any losses in excess of the Company's initial investment.

     (l) Deferred Gain on Sale of Property and Equipment

      In 1999, Triton sold and transferred 187 of its towers, related assets and certain liabilities to American Tower Corporation ("ATC"). The purchase price was $71.1 million, reflecting a price of $380,000 per tower. Triton also entered into a master lease agreement with ATC, in which Triton has agreed to pay ATC monthly rent for the continued use of the space that Triton occupied on the towers prior to the sale.

The initial term of the lease was for 12 years. The carrying value of the towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 was recognized immediately to reflect the portion of the gain in excess of the present value of the future minimum lease payments, and $32.1 million was deferred and is being recognized over operating lease terms. As of December 31, 2002, $3.8 million had been amortized.

     (m) Revenue Recognition

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

     (n) Income Taxes

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

     (o) Financial Instruments

      Derivative financial instruments are accounted for in accordance with SFAS No. 133. Derivatives, which qualify as a cash flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedge items affect earnings. Financial instruments, which do not qualify as a cash flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are recorded as other income or expense on the income statement (see Note 9).

     (p) Advertising Costs

      The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $43.1 million in 2000, $36.3 million in 2001 and $35.2 million in 2002.

     (q) Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, cash equivalents and accounts receivable. The Company's credit risk is managed through diversification and by investing its cash and cash equivalents in high-quality investment holdings.

      Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers' financial condition are performed and security deposits are obtained for customers with a higher credit risk profile. The Company maintains reserves for potential credit losses.

     (r) Stock Compensation

      The Company accounts for Holdings' stock compensation under the intrinsic value method of APB Opinion 25 (see Note 3 for a description of Holdings' stock compensation plans). Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for stock issued under Holdings' employee stock purchase plan. Assumptions, for the year ended December 31, 2002 include an expected life of three months, weighted average risk-free interest rate between 1.6% - 1.8%, a dividend yield of 0.0% and expected volatility between 42% - 141%. Had compensation expense for Holdings' grants of stock-based compensation been determined consistent with SFAS No. 123, the pro forma net loss and per share net loss would have been:

                                                                                      December 31,
                                                                       ------------------------------------------
                                                                           2000           2001           2002
                                                                       ------------------------------------------
                                                                                 (Dollars in thousands)
   Net loss as reported                                                 $(176,758)     $(198,390)     $(136,640)
   Add: stock-based employee compensation expense
      included in reported net loss, net of related tax effects             8,267         17,191         21,430
   Deduct: total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                           (8,469)       (17,466)       (21,712)
   Pro forma net loss                                                    (176,960)      (198,665)      (136,922)

     (s) Reclassifications

      Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

     (t) New Accounting Pronouncements

      In June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has certain legal obligations, principally related to leased cell site properties, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased property on which cell sites are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, the Company did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. Management believes that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry, including the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of advanced wireless data technologies. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites. Based on the combination of these industry trends and the Company's limited experience in removing sites, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, the Company will not recognize a liability until such information becomes known.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April of 2002". SFAS No. 145 primarily addresses: (i) the income statement classification of gains or losses from the extinguishment of debt as ordinary or extraordinary and (ii) the treatment of certain lease modifications with sale-leaseback accounting when they have an economic effect similar to a sale-leaseback agreement. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. As such, the Company has reclassified an extraordinary loss on the extinguishment of debt in 2001 to other expense. Management does not believe further implementation of this statement will have a material impact on the Company's financial position or results of operations.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The principle difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002. Management will apply this statement to the accounting for all prospective exit or disposal activities.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure ". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock Based Compensation". SFAS No. 148 primarily (i) provides an alternative method of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation and (ii) requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for the fiscal years beginning after December 15, 2002. The Company will disclose its method of accounting for stock-based employee compensation and the effect of the method used on reported results in future financial statements.

      In February 2003, the Emerging Issues Task Force issued EITF 00-21 "Revenue Arrangements with Multiple Deliverables." EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the impact this statement will have on the Company's financial position or results of operations.

      In February 2003, the Emerging Issues Task Force issued EITF 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor". Issue 1 of EITF 02-16 primarily addresses the circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller's income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller's income. The provisions of Issue 1 of EITF 02-16 are effective for fiscal periods beginning after December 15, 2002. Issue 2 of EITF 02-16 addresses vendors offering a customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, when the customer should recognize the rebate and how the customer should measure the amount of the offer. The provisions of Issue 2 of EITF 02-16 are effective for all arrangements entered into after November 1, 2002. Management does not believe that this statement will have a material impact on the Company's financial position or results of operations.

      In January 2003, FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its financial statements and related disclosures but does not expect that there will be any material impact.

(2) AT&T Transaction

      On October 8, 1997, Triton entered into a Securities Purchase Agreement with AT&T Wireless PCS LLC (as successor to AT&T Wireless PCS, Inc.) ("AT&T Wireless PCS") and the stockholders of Triton, whereby Triton was to become the exclusive provider of wireless mobility services in the AT&T Southeast region.

      On February 4, 1998, Triton executed a Closing Agreement with AT&T Wireless PCS and the other stockholders of Triton finalizing the transactions contemplated in the Security Purchase Agreement. Under the Closing Agreement, Triton issued 732,371 shares of Series A convertible preferred stock and 366,131 shares of Series D convertible preferred stock to AT&T Wireless PCS in exchange for 20 MHz A and B block PCS licenses covering certain areas in the southeastern United States and the execution of certain related agreements, as further described below. The fair value of the FCC licenses was $92.8 million. This amount is substantially in excess of the tax basis of such licenses, and accordingly, the Company recorded a deferred tax liability, upon the closing of the transaction.

      In connection with Holdings' initial public offering in 1999, stockholders of Triton exchanged their securities for securities of Holdings with substantially identical rights. In accordance with the Closing Agreement, the Company and AT&T Wireless PCS and the other stockholders of Holdings consented to executing the following agreements:

(a) Stockholders' Agreement

      The Stockholders' Agreement expires on February 4, 2009. The agreement was amended and restated on October 27, 1999 in connection with Holdings initial public offering and includes the following sub-agreements:

      Resale Agreement - The Company is required to enter into a Resale Agreement at the request of AT&T Wireless PCS, which provides AT&T Wireless PCS with the right to purchase and resell on a nonexclusive basis access to and usage of the Company's services in the Company's Licensed Area. The Company will retain the continuing right to market and sell its services to customers and potential customers in competition with AT&T Wireless PCS.

      Exclusivity - None of Holdings' stockholders who are party to the Stockholders' Agreement will provide or resell, or act as the agent for any person offering, within the defined territory wireless mobility telecommunications services initiated or terminated using frequencies licensed by the FCC and Time Division Multiple Access or, in certain circumstances such as if AT&T Wireless PCS and its affiliates move to a successor technology in a majority of the defined southeastern region, a successor technology ("Company Communications Services"), except AT&T Wireless PCS and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T Wireless PCS has provided the Company with prior written notice of AT&T Wireless PCS's intention to do so and only dual band/dual mode phones are used in connection with such resale activities.

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

     Build-out - The Company is required to conform to certain requirements regarding the construction of the Company's PCS system. In the event that the Company breaches these requirements, AT&T Wireless may terminate its exclusivity provisions. This provision has been satisfied.

     Disqualifying Transactions - In the event of a merger, asset sale or consolidation, as defined, involving AT&T Corp. (or its affiliates) and another person that derives from telecommunications businesses annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer wireless mobility telecommunications services to more than 25% of the population within the Company's territory, AT&T Wireless PCS and Holdings have certain rights. AT&T Wireless PCS may terminate its exclusivity in the territory in which the other party overlaps that of the Company. In the event that AT&T Wireless PCS proposes to sell, transfer or assign to a non-affiliate its PCS system owned and operated in the Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, basic trading areas, then AT&T Wireless PCS will provide the Company with the opportunity for a 180 day period to have AT&T Wireless PCS jointly market the Company's licenses that are included in the major trading area that AT&T Wireless PCS is requesting to sell.

(b) License Agreement

     Pursuant to a Network Membership License Agreement, dated February 4, 1998 (as amended, the "License Agreement"), between AT&T Corp. and the Company, AT&T Corp. granted to the Company a royalty-free, nontransferable, nonsublicensable, limited right, and license to use certain licensed marks (the "Licensed Marks") solely in connection with certain licensed activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression "Member, AT&T Wireless Services Network". The License Agreement also grants to the Company the right and license to use Licensed Marks on certain permitted mobile phones. The licensed activities include (i) the provision to end-users and resellers, solely within the defined territory, of Company Communications Services on frequencies licensed to the Company for Commercial Mobile Radio Services ("CMRS") provided in accordance with the AT&T PCS contributed licenses and permitted cellular licenses (collectively, the "Licensed Services") and (ii) marketing and offering the Licensed Services within the defined territory.

     The License Agreement had an initial five-year term, which expired on February 4, 2003. The agreement was renewed for an additional one year period and will be renewed for an additional five year term if AT&T Corp. notifies the Company of its desire to renew, and the Company agrees to renew the License Agreement. The license may be terminated at any time in the event of the Company's significant breach, including the Company's misuse of any Licensed Marks, the Company's license or assignment of any of the rights in the License Agreement, the Company's failure to maintain AT&T quality standards or if the Company experiences a change of control. The License Agreement, along with the Exclusivity and Resale Agreements, had a fair value of $20.3 million with an estimated useful life of 10 years. Amortization commenced upon the effective date of the Agreements.

(c) Roaming Agreement

     Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended, the "Roaming Agreement"), between AT&T Wireless and the Company, each of AT&T Wireless and the Company have agreed to provide (each in its capacity as serving provider, the "Serving Carrier") wireless mobility radiotelephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a wireless mobility radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other charges).

     The fair value of the Roaming Agreement, as determined by an independent appraisal, was $5.5 million, with an estimated useful life of 20 years. Amortization commenced upon the effective date of the agreement.

     On October 4, 2002 AT&T Wireless Service and the Company entered into a supplement to their Roaming Agreement. The supplement primarily provides pricing, which rates shall be kept reasonably competitive in each geographic area, for the use of one party's Global Systems for Mobile Communications/ General Packet Radio Service, referred to as GSM/GPRS, network by another party's GSM/GPRS subscribers. The supplement has a four-year term and, unless either party provides the other with no less than 90 days notice prior to the expiration of the initial four-year term, thereafter continues month-to-month subject to termination by either party on 90 days notice.

(3) Stock Compensation and Employee Benefits

     Restricted Awards:

     Holdings has made grants of restricted stock to provide incentive to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under the stock and incentive plan and deferred compensation is recorded for these awards based upon the stock's fair value at the date of issuance. Grants vest over a four to five year period. The following table summarizes Holdings' restricted stock activity in 2000, 2001 and 2002 respectively:


                                                     Deferred       Incentive Plan    Incentive Plan       Average
     (Dollars in Thousands, Except Share Amounts)  Compensation    Shares Available   Shares Issued      Grant Price
     --------------------------------------------  ------------    ----------------   -------------      -----------
     ----------------------------------------------------------------------------------------------------------------
     January 1, 2000                                 $  16,852           2,371,601       1,082,894
     ----------------------------------------------------------------------------------------------------------------
     Restricted stock grants                         $  35,700            (678,473)        678,473            $51.83
     Restricted stock forfeitures                      ($2,327)            137,301        (137,301)
     Amortization of deferred compensation             ($8,032)
     ----------------------------------------------------------------------------------------------------------------
     December 31, 2000                               $  42,193           1,830,429       1,624,066
     ----------------------------------------------------------------------------------------------------------------
     Additional Incentive Plan shares authorized                         1,500,000
     Restricted stock grants                         $  74,985          (1,904,505)      1,904,505            $39.37
     Restricted stock forfeitures                      ($7,133)            250,921        (250,921)
     Amortization of deferred compensation            ($17,426)
     ----------------------------------------------------------------------------------------------------------------
     December 31, 2001                               $  92,619           1,676,845       3,277,650
     ----------------------------------------------------------------------------------------------------------------
     Restricted stock grants                         $   7,379            (845,070)        845,070            $ 8.33
     Restricted stock forfeitures                      ($4,014)            135,617        (135,617)
     Amortization of deferred compensation            ($21,430)
     ----------------------------------------------------------------------------------------------------------------
     December 31, 2002                               $  74,554             967,392       3,987,103
     ----------------------------------------------------------------------------------------------------------------

     Holdings has entered into Director Stock Award Agreements with its four directors considered to be independent under current New York Stock Exchange rules - Scott I. Anderson, John D. Beletic, Arnold L. Chavkin and Rohit M. Desai. Each independent director received an award of 11,250 shares of Class A common stock for service on the Board of Directors and an additional 6,250 shares for service on each of the audit committee and compensation committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr. Desai each received a total award of 23,750 shares under agreements dated as of July 1, 2002, recognizing their service on both committees. Each award vests in equal installments over a five-year period, with the first installment vesting on June 1, 2003, and the awards vest under certain circumstances involving a change of control. Deferred compensation of approximately $0.3 million was recorded based on the market value at the date of grant. Upon each director's termination of service as a member of Triton's Board of Directors for any reason, the director has agreed to forfeit any unvested shares, subject to the exception that if the director is not nominated to serve as a member of the Board of Directors when his term expires or if nominated, does not receive the requisite vote to be elected, the director will be deemed to have served on the Board of Directors as of the vesting date closest to the relevant annual meeting of Holdings' stockholders.

401(k) Savings Plan:

     The Company's management subsidiary sponsors a 401(k) savings plan (the "Savings Plan") which permits employees to make contributions to the Savings Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the next quarterly open enrollment after 90 days of service. The Company matches a portion of the voluntary employee contributions. The cost of the Savings Plan charged to expense was $944,000 in 2000, $1,172,000 in 2001 and $1,303,000 in
2002.

Employee Stock Purchase Plan:

     Holdings commenced an Employee Stock Purchase Plan (the "Plan") on January 1, 2000. Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1st, April 1st, July 1st and October 1st, during which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee but shall not be less than the lesser of: (i) 85% of the fair market value on the first business day of each offering period or (ii) 85% of the fair market value on the last business day of the offering period. Holdings issued 21,460 shares of Class A common stock, at an average per share price of $34.01, in 2000; 38,167 shares of Class A common stock, at an average per share price of $26.69 in 2001; and 202,704 shares of Class A common stock, at an average per share price of $4.52 in 2002. Holdings also issued 36,504 shares of Class A common stock, at a per share price of $1.57 in January 2003, and following this issuance, Holdings has 440 shares available under the Plan.

(4) Intangible Assets

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, FCC licenses, which are categorized as an asset with an indefinite life, are no longer subject to amortization. As an asset with an indefinite life, the licenses are subject to at least an annual assessment for impairment. All of the Company's FCC licenses are aggregated for the purpose of performing the impairment test as they are operated as a single asset, and, as such are essentially inseparable form one another. The Company has evaluated these assets, and based upon a discounted future cash flows model, the FCC licenses are not impaired. As of January 1, 2002, the Company had recorded a net asset of approximately $255.7 million for its FCC licenses.

     The elimination of FCC license amortization would have reduced net loss by approximately $6.9 million for the years ended December 31, 2000 and 2001. The pro forma net loss below are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2000 and 2001.

                                                       December 31,
                                         ---------------------------------------
                                            2000          2001          2002
                                         --------------------------------------
(Dollars in thousands)                    Pro forma     Pro forma      Actual
                                         -----------   -----------   ----------

Net Loss:
   Reported net loss                       ($176,758)    ($198,390)   ($136,640)
   Add back: FCC license amortization          6,936         6,943           --
                                         -----------   -----------   ----------
   Adjusted net loss                       ($169,822)    ($191,447)   ($136,640)
                                         -----------   -----------   ----------

     During the year ended December 31, 2002, the Company acquired the following additional spectrum as part of its current network overlay preparation for GSM/GPRS service offerings.

     During the second quarter of 2002, Triton consummated two license purchase agreements for an aggregate purchase price of approximately $22.6 million. First, Virginia PCS Alliance, L.C. disaggregated its personal communications services C-block license for the Charlottesville, Virginia and Winchester, Virginia basic trading areas by selling the Company 10 MHz of spectrum in each market. Second, AT&T Wireless PCS, LLC partitioned and disaggregated its broadband personal communications services A-block license for the Atlanta major trading area by selling the Company 20 MHz of spectrum for Bulloch County, Georgia and Screven County, Georgia.

     On September 30, 2002, Triton acquired nine personal communication service licenses from Lafayette Communications Company L.L.C. for an aggregated fair value of approximately $21.7 million. Theses licenses cover populations of approximately 2.9 million people in several of our Georgia, Tennessee and Virginia markets.

     On November 15, 2002, Triton acquired personal communication service licenses in Richmond, Norfolk and Roanoke, Virginia from AT&T Wireless PCS, L.L.C., for approximately $65.1 million. The three 10 MHz A-block licenses for the Richmond, Norfolk and Roanoke basic trading areas cover approximately 3.7 million people.

     On November 22, 2002, Triton acquired a 10 MHz personal communication service license in Fayetteville, North Carolina from Northcoast Communications, LLC for approximately $5.6 million.

                                             December 31,
                                         --------------------     Amortizable
                                           2001        2002          Lives
                                         --------    --------    -------------
                                              (Dollars in thousands)

     PCS Licenses                        $278,017    $392,922    Indefinite
     AT&T agreements                       26,026      26,026    10-20 years
     Subscriber lists                      20,000          --    3.5 years
     Bank financing                        16,225      17,706    8.5-10 years
     Exclusivity agreement                  2,451       2,964    1-3 years
     Trademark                                 64          64    40 years
     Other                                  3,337       3,357    1-10 years
                                         --------    --------
                                          346,120     443,039
     Less: accumulated amortization       (62,273)    (47,790)
                                         --------    --------

     Intangible assets, net              $283,847    $395,249
                                         ========    ========

     Amortization for the years ended December 31, 2000, 2001 and 2002 totaled $17.5 million, $23.8 million and $7.5 million, respectively. Estimated aggregate amortization of intangibles is as follows:

                              (000s)
     -------------------------------
     2003                     $5,223
     2004                      4,267
     2005                      4,169
     2006                      3,733
     2007                      3,004


(5) Long-Term Debt

                                                           December 31,
                                                    -------------------------
                                                       2001          2002
                                                    -------------------------
                                                      (Dollars in thousands)

     Bank credit facility                           $  185,000     $  207,961
     Senior subordinated debt                        1,167,338      1,219,720
     Capital lease obligation                            4,594          2,751
                                                    ----------     ----------
                                                     1,356,932      1,430,432
     Less current portion of long-term debt             12,641         17,169
                                                    ----------     ----------

     Long-term debt                                 $1,344,291     $1,413,263
                                                    ==========     ==========

Interest expense, net of capitalized interest was $55.9 million, $117.5 million and $144.1 million for the years ended December 31, 2000, 2001 and 2002, respectively. The Company capitalized interest of $9.5 million, $5.9 million and $4.2 million in the years ended December 31, 2000, 2001 and 2002 respectively. The weighted average interest rate for total debt outstanding during 2001 and 2002 was 9.43% and 9.69% respectively. The average rate at December 31, 2001 and 2002 was 9.58% and 9.70%, respectively. The Company is in compliance with all required covenants as of December 31, 2002. Aggregate maturities are as follows:

                              (000s)
     -------------------------------
     2003                    $17,169
     2004                     20,868
     2005                     24,965
     2006                     53,180
     2007                     94,530
     Thereafter            1,219,720
     -------------------------------
     Total                 1,430,432
     -------------------------------

(6) Bank Credit Facility

     On February 3, 1998, Triton and Holdings (collectively referred to as the "Obligors") entered into a credit agreement with certain banks and other financial institutions, to establish a senior secured bank credit facility (the "Facility"). The credit agreement was amended and restated on September 22, 1999 and September 14, 2000. The second amended and restated credit agreement was amended in September 2001, February 2002, March 2002, October 2002 and February 2003 (as so amended, the "Credit Agreement").

     On November 14, 2001, the Company completed the private sale of $400.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2011. The net proceeds of the 8 3/4% notes were approximately $390.0 million, which were utilized to pay down a portion of the Facility. As a result of the early-extinguishment of the Facility, approximately $4.0 million of related unamortized deferred financing costs were written-off as a loss included in other non-operating expense.

     On February 20, 2002, the Obligors entered into a second amendment to the second amended and restated credit agreement. As part of the second amendment, various maturity dates were revised under the Facility as follows: the maturity dates of each of the Tranche A, C and D term loans and of the Revolving Facility were changed from August 2006 to May 2006. The maturity date of the Tranche B term loan was changed from May 2007 to February 2007.

     On March 8, 2002, the Obligors entered into a third amendment to the second amended and restated credit agreement. The third amendment created a $125.0 million Tranche E term loan maturing in February 2007.

     On October 16, 2002, the Obligors entered into a fourth amendment to the second amended and restated credit agreement to provide greater flexibility in the total leverage and interest coverage covenant requirements. No other material terms or conditions for the credit agreement were changed and the Obligors did not incur any fees related to this transaction. In exchange for the covenant changes, the Obligors agreed to reduce the facility by $50.0 million. The commitment reduction consisted of a $30.0 million repayment of outstanding borrowings and a $20.0 million reduction in unfunded commitments.

     The Facility provides for (i) a Tranche A term loan, which matures in May 2006, (ii) a Tranche B term loan, which matures in February 2007, (iii) a Tranche C term loan, which matures in May 2006, (iv) a Tranche D term loan, which matures in May 2006, (v) a Tranche E term loan, which matures in February 2007 and (vi) a $100 million revolving credit facility (the "Revolving Facility"), which matures in May 2006.

     As of December 31, 2002, Triton had current outstanding borrowings of (i) $10.8 million under the Tranche A term loan, (ii) $123.1 million under the Tranche B term loan, (iii) $10.8 million under the Tranche C term loan, and (iv) $63.3 million under the Tranche D term loan. As of December 31, 2002, the Company had $215.0 million of undrawn funds available under the Facility including (i) $100.0 million of the Revolving Facility, and (ii) $115.0 million under the Tranche E term loan.

     The lenders' commitment to make loans under the Revolving Facility automatically and permanently reduce, beginning in August 2004, in eight quarterly reductions (the amount of each of the first two reductions, $5.0 million, the next four reductions, $10.0 million, and the last two reductions, $25.0 million). The Obligors began repaying the Tranche A, Tranche C and Tranche D term loans during February 2002. After giving consideration to the commitment reduction that took place during October 2002 in conjunction with the fourth amendment to the credit facility, fourteen consecutive quarterly installments remain (the aggregate amount of the first four remaining installments are approximately $3,534,000, the next four installments, approximately $4,713,000, the next four installments, approximately $5,891,000, and the last two installments, approximately $14,138,000). The Obligors began repaying the Tranche B term loan during February 2002. Seventeen consecutive quarterly installments remain (the amount of the first twelve remaining installments are approximately, $311,000, the next four installments, approximately $6,219,000, and the last installment, approximately $94,527,000). If drawn, the Tranche E term loan is required to be repaid in sixteen consecutive quarterly installments, beginning in May 2003 (the amount of the first eleven installments, $287,500, the next four installments, $5,750,000, and the last installment, $88,837,500).

     Loans accrue interest, at the Obligor's option, at (i) (a) the Adjusted LIBOR rate (as defined in the Credit Agreement) plus (b) the Applicable Margin (as defined in the Credit Agreement) (loans bearing interest described in (i), "Eurodollar Loans") or (ii) (a) the higher of (1) the Administrative Agent's prime rate or (2) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%, plus (b) the Applicable Margin (loans bearing interest described in (ii), "ABR Loans"). The Applicable Margin means, with respect to the Tranche B and E Term Loans, 2.00% per annum, in the case of an ABR Loan, and 3.00% per annum, in the case of a Eurodollar Loan; with respect to the Tranche A, C and D term loans and the Revolving Facility, a rate between 0.0% and 1.25% per annum, depending upon the Obligor's leverage ratio (the ratio of end-of-period debt to earnings before interest, taxes, depreciation, amortization and non-cash compensation ("Adjusted EBITDA")) in the case of an ABR Loan, and a rate between 1.00% and 2.25% per annum (depending upon the Obligor's leverage ratio), in the case of a Eurodollar Loan. A per annum rate equal to 2% plus the rate otherwise applicable to any such loan will be assessed on past due principal amounts, and accrued interest payable in arrears.

     The Facility provides for an annual commitment fee of between 0.375% and 0.50% to be paid on undrawn commitments under the Tranche A, C, D and E Term Loans and the Revolving Facility (depending on the Obligor's leverage ratio). The Obligors incurred commitment fees of approximately $3 million in 2000, $1 million in 2001 and $1 million in 2002. Under the Facility, the Obligors must also fix or limit the interest cost with respect to at least 50% of their total outstanding indebtedness. At December 31, 2002, approximately 100% of the outstanding debt was fixed.

     All obligations of the Obligors under the Facility are unconditionally and irrevocably guaranteed by each existing and subsequently acquired or organized domestic subsidiary of Triton. Borrowings under the Facility, and any related hedging contracts provided by the lenders thereunder, are collateralized by a first priority lien on substantially all of the assets of Triton and each existing and subsequently acquired or organized domestic subsidiary of Triton, including a first priority pledge of all the capital stock held by Holdings, or any of its subsidiaries, provided that the pledge of shares of foreign subsidiaries may be limited to 65% of the outstanding shares of such foreign subsidiaries. The PCS licenses will be held by one or more single purpose subsidiaries of Triton and will not be pledged to secure the obligations of Triton under the Facility, although the equity interests of such subsidiaries will be pledged thereunder. Each single purpose subsidiary will not be allowed by Triton to incur any liabilities or obligations other than the guarantee of the Facility issued by it, the security agreement entered into by it in connection with the Facility, guarantees relating to permitted subordinated debt, and, in the case of any single purpose subsidiary established to hold real estate, liabilities incurred in the ordinary course of business of such subsidiary which are incident to being the lessee of real property of the purchaser, owner or lessee of equipment, and taxes and other liabilities incurred in the ordinary course in order to maintain its existence.

     The Facility contains financial and other covenants, customary for a facility of this type, including covenants relating to the amount of indebtedness that Triton may incur (including customary representations, warranties, indemnities and conditions precedent to borrowing), limitations on dividends, distributions (including distributions from Triton to Holdings), redemptions and repurchases of capital stock, and events of default. As of December 31, 2002, Triton was in compliance with all debt covenants.

     The Term Loans are required to be prepaid in an aggregate amount equal to
(i) 50% of excess cash flow of each fiscal year commencing with the fiscal year ending December 31, 2001, (ii) 100% of the net proceeds of asset sales, outside the ordinary course of business, or which are otherwise exempted, (iii) 100% of unused insurance proceeds, as defined in the Credit Agreement, and (iv) 100% of net cash proceeds received from additional debt issuance, over and above the first $150.0 million (senior and/or subordinated) which Triton may subsequently incur unless, after giving effect to such issuance(s), (a) Triton's ratio of senior debt to Adjusted EBITDA is less than 5 to 1 and (b) Triton is in pro forma compliance with required Credit Agreement covenants.

     Loans under the Facility are available to fund capital expenditures related to the construction of Triton's network, the acquisition of related businesses, working capital needs of Triton, subscriber acquisition costs, investments in bidding entities and other permitted business activities, as defined in the Credit Agreement. All indebtedness under the Facility constitutes debt which is senior to Triton's 11% Senior Subordinated Discount Notes due 2008, 9 3/8% Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011.

See Note 16, "Subsequent Events", for additional events relating to the Facility.

(7) Subordinated Debt

     11% Senior Subordinated Discount Notes

     On May 4, 1998, Triton completed a private offering of $512.0 million principal amount at maturity of 11% Senior Subordinated Discount Notes due 2008 (the "11% Notes"), pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds of the offering (after deducting the initial purchasers' discount of $9.0 million) were approximately $291.0 million.

     Commencing on November 1, 2003, cash interest will be payable semiannually. Each 11% Note was offered at an original issue discount. Although cash interest will not be paid prior to May 1, 2003, the original issue discount will accrue from the issue date to May 1, 2003.

     The 11% Notes may be redeemed at the option of Triton, in whole or in part, at various points in time after May 1, 2003 at redemption prices specified in the indenture governing the 11% Notes plus accrued and unpaid interest, if any.

     The 11% Notes are guaranteed on a joint and several basis by all of the subsidiaries of Triton but are not guaranteed by Holdings. The guarantees are unsecured obligations of the guarantors and are subordinated in right to the full payment of all senior debt under the Facility, including all of their obligations as guarantors thereunder.

     Upon a change in control, each holder of the 11% Notes may require Triton to repurchase such holder's 11% Notes, in whole or in part, at a purchase price equal to 101% of the accreted value thereof or the principal amount at maturity, as applicable, plus accrued and unpaid interest to the purchase date.

     All outstanding principal and interest of the 11% Notes mature and require complete repayment on May 1, 2008.

     9 3/8% Senior Subordinated Notes

     On January 19, 2001, Triton completed a private offering of $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due 2011 (the "9 3/8% Notes"), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers' discount of approximately $9.2 million) were approximately $337.5 million.

     Cash interest is payable semiannually on August 1 and February 1.

     The 9 3/8% Notes may be redeemed at the option of Triton, in whole or in part, at various points in time after February 1, 2006 at redemption prices specified in the indenture governing the 9 3/8% Notes plus accrued and unpaid interest, if any.

     The 9 3/8% Notes are guaranteed on a joint and several basis by all of the subsidiaries of Triton but are not guaranteed by Holdings. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the Facility, including all of their obligations as guarantors thereunder.

     Upon a change in control, each holder of the 9 3/8% Notes may require Triton to repurchase such holder's 9 3/8% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued and unpaid interest to the purchase date.

     All outstanding principal and interest of the 9 3/8% Notes mature and require complete repayment on February 1, 2011.

     8 3/4% Senior Subordinated Notes

     On November 14, 2001, Triton completed an offering of $400 million principal amount of 8 3/4% Senior Subordinated Notes due 2011 (the "8 3/4% Notes"), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers' discount of $9.0 million and estimated expenses of $1 million) were approximately $390.0 million.

     Cash interest is payable semiannually on May 15 and November 15.

     The 8 3/4% Notes may be redeemed at the option of Triton, in whole or in part, at various points in time after November 15, 2006 at redemption prices specified in the indenture governing the 8 3/4% Notes plus accrued and unpaid interest, if any.

     The 8 3/4% Notes are guaranteed on a joint and several basis by all of the subsidiaries of Triton but are not guaranteed by the Holdings. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the Facility, including all of their obligations as guarantors thereunder.

     Upon a change in control, each holder of the 8 3/4% Notes may require Triton to repurchase such holder's 8 3/4% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued and unpaid interest to the purchase date.

     All outstanding principal and interest of the 8 3/4% Notes mature and require complete repayment on November 15, 2011.

(8) Income Taxes

     The components of income tax expense are presented in the following table (in thousands):

         Years Ended December 31,                    2000        2001       2002
         -----------------------------------------------------------------------
         Current
              Federal                                   -           -          -
              State                                  $474      $1,372     $1,365
                                                    ----------------------------
                                                      474       1,372      1,365
                                                    ----------------------------
         Deferred
              Federal                                 219           -          -
              State                                    53           -          -
                                                    ----------------------------
                                                      272           -          -
                                                    ----------------------------

         Total income tax expense                    $746      $1,372     $1,365
                                                    ============================

     The income tax expense differs from those computed using the statutory U.S. federal income tax rate as asset forth below:

                                                      2000       2001      2002
                                                    ----------------------------

         U.S. federal statutory rate                 35.00 %   35.00 %   35.00 %
         State income taxes, net of federal benefit  (0.07)%   (0.45)%   (0.65)%
         Change in federal valuation allowance      (35.27)%  (35.26)%  (34.50)%
         Other, net                                  (0.08)%    0.02 %   (0.85)%
                                                    ----------------------------

         Effective Tax Rate                          (0.42)%   (0.69)%   (1.00)%
                                                    ============================

     The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                           2001            2002
                                                      --------------------------
Deferred tax assets:
         Non-deductible accrued liabilities           $  12,380       $  10,533
         Capitalized startup costs                          951             320
         Deferred gain                                   11,791          11,426
         Unrealized losses                                5,174           7,387
         Net operating loss carry forward               285,762         351,237
                                                      -------------------------
                                                        316,058         380,903
Valuation allowance                                    (236,567)       (291,653)
                Net deferred tax assets                  79,491          89,250
                                                      -------------------------

Deferred liabilities
         Intangible assets                               24,335          32,443
         Depreciation and amortization                   67,091          68,742
                                                      -------------------------

                           Deferred tax liabilities      91,426         101,185
                                                      -------------------------

Net deferred tax liabilities                          $  11,935       $  11,935
                                                      =========================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 2002. As of December 31, 2002, approximately $7 million of the gross deferred tax asset and related valuation allowance is attributable to restricted stock compensation. To the extent that such assets are realized in the future, the benefit is applied to equity. If not utilized, the net operating losses will begin to expire in 2018.

(9) Fair Value of Financial Instruments

     Fair value estimates, assumptions, and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The Company has used available market information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

                                                                         December 31,
                                                       ---------------------------------------------------
                                                                2001                        2002
                                                       -----------------------   -------------------------
                                                       Carrying    Estimated      Carrying    Estimated
                                                        amount     fair value      amount     fair value
                                                       -----------------------   -------------------------
                                                                         (in thousands)
         Interest rate swaps - acting as a hedge      $   (7,660)  $   (7,660)  $   (5,459)   $   (5,459)
         Interest rate swaps - not acting as a hedge     (12,924)     (12,924)     (18,360)      (18,360)
         Long-term debt:
              Subordinated debt                        1,167,338    1,233,280    1,219,720     1,060,060
              Bank term loan                             185,000      185,000      207,961       207,961
              Capital leases                               4,594        4,594        2,751         2,751

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

     Management believes that determining a fair value for the Holdings' preferred stock is impractical due to the closely held nature of these investments.

     The Company utilizes interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. As of December 31, 2002, the Company had interest rate swap agreements with a total notional amount of $480.0 million.

     The Company recognizes all derivatives on the balance sheet at fair value. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 and the Company recorded a cumulative transition adjustment of $4.2 million to Other Comprehensive Income to recognize the fair value of its derivative instruments as of the date of adoption. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of December 31, 2002, the fair value of the derivatives were recorded as a $23.8 million liability, unrealized net losses of approximately $5.5 million related to these interest rate swaps effectively acting as hedges were included in Accumulated Other Comprehensive Income. Approximately $0.0 and $0.1 million of hedge ineffectiveness for existing derivative instruments for the years ended December 31, 2001 and 2002 was recorded based on calculations in accordance with SFAS No. 133, as amended. In addition, approximately $18.3 million of cumulative expense had been realized in the statement of operations for interest rate swaps no longer acting as hedges.

(10) Related-Party Transactions

     The Company was associated with Triton Cellular Partners L.P. ("Triton Cellular") by virtue of certain management overlap. Triton Cellular consummated the sale of substantially all of its assets in April 2000. As part of this association, certain costs were incurred on behalf of Triton Cellular and subsequently reimbursed to the Company. Such costs totaled $714,000 during 2000. In addition, pursuant to an agreement between the Company and Triton Cellular, allocations for management services rendered are charged to Triton Cellular. Such allocations totaled $196,000 for 2000.

     Triton is party to a credit facility for which affiliates of certain investors serve as agent and lenders. The credit facility was most recently amended on October 16, 2002. In connection with entering into and administering the credit facility and such amendments, the agent and lenders receive customary fees and expenses.

     In January 2001 and November 2001, Triton consummated private offerings of senior subordinated notes (see Note 7). Affiliates of several cash equity investors were initial purchasers in the private offerings and received an aggregate placement fee of $18.2 million through the issuance of the notes at a discount from the purchase price paid by investors.

(11) Relationship with Lafayette Communications Company L.L.C.

     The Company holds a 39% interest in Lafayette, an entrepreneur under FCC guidelines. During 2002, Lafayette held 18 licenses, covering a population of approximately 6.3 million people. On September 30, 2002, Triton acquired certain FCC licenses, covering a population of approximately 2.9 million people in areas of Georgia, Tennessee and Virginia, for an aggregate fair value of $21.7 million. This acquisition was consummated to meet the spectrum needs of Triton's current network overlay of GSM/GPRS technology.

     On October 9, 2002, and as amended on December 2 and December 31, 2002, the Company entered into an agreement with Lafayette for the acquisition of 10 MHz of spectrum in Anderson, Charleston, Columbia, Florence, Greenville, Greenwood, Orangeburg and Sumter, South Carolina, for approximately $114.7 million. On December 2, 2002, the Company entered into an agreement with Lafayette Communications Company L.L.C. for the acquisition of 10 MHz of spectrum in Myrtle Beach, South Carolina, Augusta, Georgia, Fredericksburg, Virginia and Lynchburg, Virginia for approximately $12.2 million. The applications seeking FCC approval for the transactions have been filed, and the Company expects to consummate the transactions in the second quarter of 2003. Following consummation of these transactions, the Company plans to demand repayment of the outstanding senior loans to Lafayette.

     As of December 31, 2002, the Company had written its initial investment in Lafayette down to zero and had reduced its carrying value of the $74.5 million loan receivable from Lafayette, so as to reflect 100% of Lafayette's 2001 and 2002 loss of $0.7 million and $1.8 million, respectively. The Company records any losses in Lafayette to Other Expense on the statement of operations. In connection with the loans, Lafayette has and will guarantee the Company's obligations under its credit facility, and such senior loans are and will be pledged to the lenders under the Company's credit facility.

(12) Commitments and Contingencies

     (a) Leases

     The Company has entered into various leases for its offices, land for cell sites, cell sites, and furniture and equipment under capital and operating leases expiring through 2026. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company has various capital lease commitments of approximately $2.8 million as of December 31, 2002. As of December 31, 2002, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

            (1) Future Minimum Lease Payments:

                                                        Operating        Capital
                                                        ---------        -------
                                                              (in thousands)

         2003                                              48,845          1,929
         2004                                              42,015            816
         2005                                              34,958            166
         2006                                              29,217             30
         2007                                              23,525              3
         Thereafter                                       102,745              -
                                                         --------        -------
              Total                                      $281,305          2,944
                                                         ========
         Interest expense                                                    193
                                                                         -------
         Net present value of future payments                              2,751
         Current portion of capital lease obligation                       1,787
                                                                         -------
                                                                         $   964
                                                                         =======

     Rent expense under operating leases was $29.4 million, $47.1 million and $50.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     (b) Litigation

     The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company's results of operations.

(13) Stockholder's Equity

     (a) Public Offering

     On February 28, 2001, Holdings issued and sold 3,500,000 shares of Class A common stock in an offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs. Such funds were contributed to the Company.

(14) Quarterly Results of Operations (Unaudited)

     The following table summarizes the Company's quarterly financial data for the two years ended December 31, 2002 and December 31, 2001, respectively:

                                         First        Second          Third       Fourth
     2002                               Quarter       Quarter        Quarter      Quarter
     ----                               -------       -------        -------      -------
                                                         (in thousands)
     Total revenue                     $156,698       $183,012      $193,244      $183,031
     Income/(loss) from operations         (681)         7,534         9,406        (6,047)
     Net loss                           (31,380)       (30,587)      (32,459)      (42,214)

                                         First        Second          Third       Fourth
     2001                               Quarter       Quarter        Quarter      Quarter
     ----                               -------       -------        -------      -------
                                                         (in thousands)
     Total revenue                     $112,518       $133,720      $145,408      $148,454
     Loss from operations               (21,857)       (19,201)      (17,711)      (21,038)
     Net loss                           (43,497)       (42,592)      (44,171)      (68,130)

(15) Supplemental Cash Flow Information

                                                                                 2000         2001        2002
                                                                               --------     ---------   --------
                                                                                          (in thousands)
     Cash paid during the year for interest, net of amounts capitalized        $  12,943    $  50,301   $ 89,831

     Non-cash investing and financing activities:
         Deferred stock compensation                                              33,373       67,617      3,365
         Equipment acquired under capital lease obligation                         2,573          786        291
         Change in fair value of derivative instruments                                -       20,584      3,235
         Capital expenditures included in accounts payable                        13,410       37,929      7,261

(16) Subsequent Events

     During January of 2003, the Company completed a reorganization of its operations, which consolidated operations functionally from a more decentralized structure. The reorganization resulted in the elimination of 170 positions or 8% of the workforce. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company will recognize a liability for costs associated with the reorganization as the liability is incurred during the first quarter of 2003.

     On February 26, 2003, the Company entered into a fifth amendment to the second amended and restated credit agreement to extend the availability period for draws on Tranche E from March 8, 2003 to June 8, 2003. The Company did not incur any fees related to this extension.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer respectively), as well as the Chief Operating Officer and Senior Vice President of Operations have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, Triton's disclosure controls and procedures: are effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Senior Vice President of Operations, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in Triton's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Triton's management, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Senior Vice President of Operations, does not expect that our disclosure controls and procedures or Triton's internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements and Financial Statement Schedules

     The following financial statements have been included as part of this report:

     Report of Independent Accountants                                                           F-2
     Consolidated Balance Sheets                                                                 F-3
     Consolidated Statements of Operations and Comprehensive Loss                                F-4
     Consolidated Statements of Stockholders' Equity (Deficit) and Member's Capital              F-5
     Consolidated Statements of Cash Flows                                                       F-6
     Notes to Consolidated Financial Statements                                                  F-7

     Schedule II - Valuation and Qualifying Accounts                                              33

(a)(2)  Financial Statement Schedule

                                TRITON PCS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                              Additions     Deductions
                                                Balance at   Charged to    Credited to   Balance
                                                 Beginning    Cost and      Costs and    at End
                                                  of Year     Expenses       Expenses    of Year
                                                  -------     --------       --------    -------
Allowance for doubtful accounts:
      Year ended December 31, 2000                  1,765       7,763          6,622       2,906
      Year ended December 31, 2001                  2,906      12,103         11,664       3,345
      Year ended December 31, 2002                  3,345      18,889         15,226       7,008

Inventory Obsolescence Reserve:
      Year ended December 31, 2000                    177       1,711              -       1,888
      Year ended December 31, 2001                  1,888         592          1,794         686
      Year ended December 31, 2002                    686       1,056          1,096         646

Valuation Allowance for Deferred Tax Assets:
    Year ended December 31, 2000                   66,684      75,741              -     142,425
    Year ended December 31, 2001                  142,425      94,142              -     236,567
    Year ended December 31, 2002                  236,567      55,086              -     291,653

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

Exhibit
Number                          Description
------                          -----------

2.1 Asset Purchase Agreement, dated as of July 13, 1999, among Triton PCS Operating Company, L.L.C., Triton PCS Property Company L.L.C. and American Tower, L.P (incorporated by reference to Exhibit 10.38 to No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

2.2 Agreement for Purchase and Sale of FCC License, dated as of July 25, 2002, by and between AT&T Wireless PCS, Inc., AT&T Wireless Services, Inc., Triton PCS, Inc. and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 10.10 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

2.3 Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002, by and between Lafayette Communications Company L.L.C. and Triton PCS License L.L.C. (incorporated by reference to Exhibit 2.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

2.4 First Amendment, dated as of December 2, 2002, to Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002 by and between Lafayette Communications Company L.L.C and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 2.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

2.5 Second Amendment, dated as December 31, 2002, to Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002 by and between Lafayette Communications Company L.L.C and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 2.5 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

3.1 Second Restated Certificate of Incorporation of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

3.2 Second Amended and Restated Bylaws of Triton PCS Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.1    Specimen Common Stock Certificate (incorporated by reference to Exhibit
       4.1 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

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

4.4 Second Supplemental Indenture, dated as of December 21, 1999, to the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit
       4.4 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.5 Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.6 Agreement of Resignation, Appointment and Acceptance, dated as of January 18, 2001, by and among Triton PCS, Inc., Chase Manhattan Trust Company, National Association, as prior trustee and successor to PNC Bank, National Association, and The Bank of New York, as successor trustee under the Indenture dated as of May 4, 1998 (incorporated by reference to Exhibit 4.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2001).

4.7 Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

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

10.2 First Amendment, dated as of September 26, 2001, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2001).

10.3 Second Amendment, dated as of February 20, 2002, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2001).

10.4 Third Amendment, dated as of March 8, 2002, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 22, 1999 and September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto, JPMorgan Chase Bank, as administrative agent, First Union National Bank, as Tranche E syndication agent and The Bank of Nova Scotia, as Tranche E documentation agent (incorporated by reference to Exhibit 10.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2001).

10.5 Fourth Amendment, dated as of October 16, 2002, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2002).

10.6 AT&T Wireless Services Network Membership License Agreement, dated as of February 4, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.8 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.7 Amendment No. 1 to AT&T Wireless Services Network Membership License Agreement, dated as of December 31, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.8 Amendment No. 2 to AT&T Wireless Services Network Membership License Agreement, dated as of June 8, 1999, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.9 Amendment No. 3 to Network Membership License Agreement, dated as of April 4, 2002, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

+10.10 Amendment No. 4 to Network Membership License Agreement, dated as of
       October 22, 2002, by and between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

10.11 Intercarrier Roamer Service Agreements, dated as of February 4, 1998, between AT&T Wireless Service, Inc. and Triton PCS Operating Company L.L.C (incorporated by reference to Exhibit 10.11 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.12 Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of December 31, 1998, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.13 Amendment No. 2 to Intercarrier Roamer Service Agreement, dated as of June 8, 1999, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.14 Amendment to Intercarrier Roamer Service Agreement, dated as of August 11, 1999, between AT&T Wireless Services, Inc. and Triton PCS, Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).

10.15 Amendment No. 3 to Intercarrier Roamer Service Agreement, dated as of April 4, 2002, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30,
       2002).

+10.16 Roaming Agreement Supplement for GSM and/or GPRS, by and between AT&T
       Wireless Services, Inc. and Triton PCS Operating Company. (incorporated by reference to Exhibit 10.16 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

10.17 Fifth Amendment, dated as of February 26, 2003, to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JPMorgan Chase Bank, as administrative agent. (incorporated by reference to Exhibit 10.17 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

10.18 Master Tower Site Lease Agreement, dated as of May 28, 1998, between Triton PCS Property Company L.L.C. and AT&T Corp. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.19 Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.20 First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.21 Second Addendum to Acquisition Agreement, dated as of September 22, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.13 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).

10.22 Third Addendum to Acquisition Agreement, dated as of June 20, 2000, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.14 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).

10.23 Fourth Addendum to Acquisition Agreement, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.24 First Amended and Restated Stockholders' Agreement, dated as of October 27, 1999, among AT&T Wireless PCS LLC, Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked

       Investors-II, Toronto Dominion Capital (USA) Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., and the Management Stockholders and Independent Directors named therein (incorporated by reference to Exhibit
       10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.25 Investors Stockholders' Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.26 Amendment No. 1 to Investors Stockholders' Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.27 Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

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

10.30 Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit
       10.39 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.31 Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.32 Employment Agreement, dated as of February 4, 1998, between Triton Management Company and Steven R. Skinner (incorporated by reference to
       Exhibit 10.18 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.33 Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Steven R. Skinner (incorporated by reference to Exhibit 10.18.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.34 Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of December 31, 1998 (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.35 Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of June 8, 1999 (incorporated by reference to

       Exhibit 10.42 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.36 Employment Agreement, dated May 24, 2001, to be effective as of January 1, 2001, by and between Triton Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2001).

10.37 Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.38 Form of Stockholders Letter Agreement for management employees (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.39 Form of Director Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.40 Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.41 Amendment Number One to the Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to the definitive proxy statement on Schedule 14A for the 2001 Annual Meeting of Stockholders of Triton PCS Holdings, Inc. filed on March 30, 2001).

10.42 Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment no. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.43 Master Purchase Agreement, effective as of September 21, 2001, between Ericsson Inc. and Triton PCS Equipment Company L.L.C. (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.44 Statement of Work No. 1, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.45 Statement of Work No. 2, effective as of April 10, 2002, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.46 Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.47 GSM/GPRS Supplement to the Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

21.1   Subsidiaries of Triton PCS, Inc.

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

Reports on Form 8-K

   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on March 25, 2003.

                                       TRITON PCS, INC.

                                       By:       /s/ Michael E. Kalogris
                                          -------------------------------------
                                                    Michael E. Kalogris
                                            Sole Director and Chief Executive
                                                        Officer

                                       By:         /s/ David D. Clark
                                          -------------------------------------
                                                    David D. Clark
                                             Executive Vice President, Chief
                                             Financial Officer, and Secretary

                                       By:        /s/ Andrew M. Davies
                                          -------------------------------------
                                                     Andrew M. Davies
                                              Vice President and Controller

CERTIFICATION

I, Michael E. Kalogris, certify that:

1.   I have reviewed this annual report on Form 10-K of Triton PCS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                                /s/ Michael E. Kalogris
                                                 -------------------------------
                                                 Name:  Michael E. Kalogris
                                                 Title: Chief Executive Officer

                                 CERTIFICATION

I, David D. Clark, certify that:

1.   I have reviewed this annual report on Form 10-K of Triton PCS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                                    /s/ David D. Clark
                                                 -------------------------------
                                                 Name:  David D. Clark
                                                 Title: Chief Financial Officer

                                  CERTIFICATION

I, Steven R. Skinner, certify that:

1.   I have reviewed this annual report on Form 10-K of Triton PCS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                           /s/ Steven R. Skinner
                                        --------------------------------------
                                        Name: Steven R. Skinner
                                        Title: Chief Operating Officer

                                  CERTIFICATION

I, William A. Robinson, certify that:

1.   I have reviewed this annual report on Form 10-K of Triton PCS, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                       /s/ William A. Robinson
                                     -------------------------
                                     Name: William A. Robinson
                                     Title: Senior Vice President of Operations