Form 10-K/A
period 2002-12-31
TRITON PCS INC
filed 2003-05-21
CIK 1064735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the Fiscal Year Ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the Transition Period from              to

COMMISSION FILE NUMBER: 333-57715

TRITON PCS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	23-2930873
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Yes  ☐    No  ☒

TRITON PCS, INC.

2002 FORM 10-K/A ANNUAL REPORT

Explanatory Note

This annual report on Form 10-K/A is being filed to amend Items 6, 7, 8 and 15. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 6, 7, 8 and 15, as amended, and Item 14. In this Form 10-K/A, “Holdings” refers to Triton PCS Holdings Inc. and “Triton,” refers to Triton PCS, Inc. and its subsidiaries. Triton is filing this Form 10-K/A as an amendment to its annual report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 25, 2003 in order to restate its 2002 annual results to reflect deferred tax adjustments resulting from the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Upon further analysis completed by Triton, management determined that an adjustment was required to properly reflect Triton’s tax provision reflected in its 2002 financial statements as presented in the Form 10-K for the year ended December 31, 2002 as filed on March 25, 2003. This non-cash adjustment of $23.7 million is the result of Triton having to establish a valuation allowance against its deferred tax assets, as Triton is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142. As a result, Triton may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize Triton’s deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, Triton cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, Triton has determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets. Triton has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Annual Report on Form 10-K for the year ended December 31, 2002. Triton, therefore, recommends that this report be read in conjunction with Triton’s reports filed subsequent to the original filing date.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data derived from audited financial statements of Triton for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. In addition, subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this amended report.

	Year Ended December 31,
	1998	1999	2000	2001	2002 (3) As Restated
	(in thousands)
Statement of Operations Data:
Revenues:
Service	$11,122	$61,798	$220,940	$387,381	$502,402
Roaming	4,651	44,281	98,492	126,909	175,405
Equipment	755	25,405	34,477	25,810	38,178

Total revenues	16,528	131,484	353,909	540,100	715,985

Expenses:
Costs of service and equipment (excluding the below amortization, excluding depreciation of $220, $15,964, $63,183, $90,851 and $114,007, respectively, and excluding noncash compensation of $0, $142, $1,026, $2,544 and $3,646, respectively)	10,466	107,521	194,686	248,013	296,598
Selling, general and administrative (excluding depreciation of $744, $4,531, $13,072, $16,657 and $16,072, respectively, and excluding noncash compensation of $1,120, $3,167, $7,241, $14,647 and $17,784, respectively)	18,799	100,187	181,565	227,970	252,740
Non-cash compensation	1,120	3,309	8,267	17,191	21,430
Depreciation (1)	964	20,495	76,255	107,508	130,079
Amortization	5,699	14,126	17,876	19,225	4,926

Total operating expenses	37,048	245,638	478,649	619,907	705,773

Income/(loss) from operations	(20,520)	(114,154)	(124,740)	(79,807)	10,212

Interest expense	(30,391)	(41,061)	(55,903)	(117,499)	(144,086)
Other expense	—	—	(326)	(18,034)	(7,693)
Interest and other income	10,635	4,852	4,957	18,322	6,292
Gain on sale of marketable securities, net	—	1,003	—	—	—

Loss before taxes	$(40,276)	$(149,360)	$(176,012)	$(197,018)	$(135,275)
Income tax expense (benefit)	(7,536)	—	746	1,372	25,039

Net loss	$(32,740)	$(149,360)	$(176,758)	$(198,390)	$(160,314)

	As of December 31,
	1998	1999	2000	2001	2002 (3) As restated
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$146,172	$186,251	$1,617	$371,088	$212,450
Working capital (deficiency)	146,192	134,669	(54,157)	283,655	172,612
Property, plant and equipment, net	198,953	421,864	662,990	793,175	796,503
Intangible assets, net	308,267	315,538	300,161	283,847	395,249
Total assets	686,859	979,797	1,065,718	1,682,683	1,618,093
Long-term debt and capital lease obligations	465,689	504,636	728,485	1,344,291	1,413,263
Stockholder’s (deficit) equity	175,979	328,113	159,653	76,085	(59,664)

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Other Data:
Subscribers (end of period)	33,844	195,204	446,401	685,653	830,159
Adjusted EBITDA (2)	$(12,737)	$(76,224)	$(22,342)	$64,117	$166,647
Cash flows from:
Operating activities	(4,130)	(61,071)	(22,105)	(3,321)	54,271
Investing activities	(372,372)	(191,538)	(346,444)	(318,181)	(236,637)
Financing activities	511,312	292,688	183,915	690,973	23,728

(1) Includes a gain of $10.9 million on the sale of property and equipment for the year ended December 31, 1999.

(2) Adjusted EBITDA is net loss plus net interest expense, income taxes, depreciation and amortization adjusted for other expense (which was exclusively non-cash) and non-cash compensation. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations and on our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with United States GAAP. See “Reconciliation of Non-GAAP Financial Measures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our method of computation may or may not be comparable to other similarly titled measures of other companies.

(3) The selected financial data for 2002 has been restated for matters related to the realization of deferred tax assets. See Note 17 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	We recognize revenues as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier’s customers using our network. Activation revenue is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services offered by Triton and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our subscribers to make required payments. If the financial condition of a material portion of our subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period we made that determination. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we made that determination.

•	We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved. Our primary indefinite-lived intangible assets are FCC licenses. We test investments in FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the FCC licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. We aggregate all of our FCC licenses for the purpose of performing the impairment test as the licenses are operated as a single asset and, as such, are essentially inseparable from one another.

Revenue

We derive our revenue from the following sources:

•	Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers’ roaming charges are rate plan dependent and are based on the number of pooled minutes included in their plans. Service revenue also includes non-recurring activation and de-activation service charges.

•	Equipment. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services. Equipment sales are a separate earnings process from other services offered by Triton, and we recognize equipment sales upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases. In addition, the fair value of a handset received from a customer in a handset upgrade transaction is recorded as equipment revenue.

•	Roaming. We charge per minute fees to other wireless telecommunications companies for their customers’ use of our network facilities to place and receive wireless services.

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

Costs and Expenses

Our costs of services and equipment include:

•	Equipment. We purchase personal communications services handsets and accessories from third party vendors to resell to our customers for use in connection with our services. Because we subsidize the sale of handsets to encourage the use of our services, the cost of handsets is higher than the resale price to the customer. We do not manufacture any of this equipment.

•	Roaming Fees. We incur fees to other wireless communications companies based on airtime usage by our customers on other wireless communications networks.

•	Transport and Variable Interconnect. We incur charges associated with interconnection with other wireline and wireless carriers’ networks. These fees include monthly connection costs and other fees based on minutes of use by our customers.

•	Variable Long Distance. We pay usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our subscribers’ usage, applied at pre-negotiated rates with the other carriers.

•	Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges.

Recent industry data indicate that transport, interconnect, roaming and long distance charges that we currently incur will continue to decline, due principally to competitive pressures and new technologies.

Other expenses include:

•	Selling, General and Administrative. Our selling expense includes advertising and promotional costs, commission expense for our indirect, direct and e-commerce agents, and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes customer care, billing, information technology, finance, accounting and legal services. Functions such as customer care, billing, finance, accounting and legal services are likely to remain centralized in order to achieve economies of scale.

•	Depreciation and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and is depreciated over the estimated useful life of the asset. Prior to January 1, 2002, our personal communications services licenses and our cellular licenses were being amortized over a period of 40 years. In 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” or SFAS No. 142, and as a result, we ceased to amortize our FCC licenses, which we believe qualify as having an indefinite life.

•	Non-cash Compensation. As of December 31, 2002, we recorded $74.6 million of deferred compensation associated with the issuances of Holdings’ common and preferred stock to employees. We will recognize this compensation over four to five years as the stock vests.

•	Interest Expense (Income). Interest expense through December 31, 2002 consists of interest on our credit facility, our 11% senior subordinated discount notes due 2008, our 9 3/8% senior subordinated notes due 2011 and our 8 3/4% senior subordinated notes due 2011, net of capitalized interest. Interest income is earned primarily on our cash and cash equivalents.

•	Other Expense. Other expense primarily includes the mark-to-market of our interest rate swaps that do not qualify as hedges.

•	Income Tax Expense. Income tax expense primarily includes non-cash tax adjustments resulting from Triton having to establish a valuation allowance against its deferred tax assets, as Triton is no longer being able to reasonably estimate the period of reversal for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142. As a result, we may not rely on the reversal, if any, of deferred tax liabilities associated with licensing costs as a means to realize our deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, we cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we have determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets.

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

Results of Operations

All data for 2002 is presented on a restated basis. See Note 17 to the Consolidated Financial Statements.

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

Average revenue per user, or ARPU, was $56.07 and $58.78 for the years ended December 31, 2002 and 2001, respectively. Subscriber ARPU reflects the average amount billed to subscribers based on rate plan offerings. Subscriber ARPU excludes service revenue credits made to retain existing subscribers of $0.93 and $1.30 for the years ended December 31, 2002 and 2001, respectively. These retention credits are excluded from our calculation of ARPU, as these are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits, therefore, our ARPU reflects the amount subscribers have contractually agreed to pay Triton. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The $2.71 decrease, or 4.6%, was primarily the result of a change in our rate plan mix, as many existing high ARPU subscribers migrated to our new service offering, the “UnPlan”, to take advantage of the plan’s unlimited minutes for calls from the subscriber’s local calling area at a lower monthly cost.

Total revenue increased 32.6% to $716.0 million for the year ended December 31, 2002 from $540.1 million for the year ended December 31, 2001. Service revenue for the year ended December 31, 2002 was $502.4 million, an increase of $115.0 million or 29.7%, compared to $387.4 million for the year ended December 31, 2001. The increase in service revenue was due primarily to growth of subscribers. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $175.4 million for the year ended December 31, 2002, an increase of $48.5 million, or 38.2%, compared to $126.9 million for the year ended December 31, 2001. The increase in roaming revenue was the result of increased roaming minutes of use resulting from the expansion of our network, the implementation of new roaming agreements with such carriers as Cingular Wireless and the overall growth in the wireless industry. We expect the growth of the wireless industry to continue in the future, and as a result, we expect roaming revenue to continue to increase. Equipment revenue was $38.2 million for the year ended December 31, 2002, an increase of $12.4 million or 48.1%, compared to $25.8 million for the year ended December 31, 2001. Equipment revenue includes the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenue now includes the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction, which was previously classified as contra expense in cost of equipment. Prior period amounts have been reclassified to conform with current period presentation. The reclassifications did not impact Adjusted EBITDA or income (loss) from continuing operations. The equipment revenues increase was due primarily to an increase in the sale of phone upgrades to existing subscribers.

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

Selling, general and administrative expenses were $252.7 million for the year ended December 31, 2002, an increase of $24.7 million, or 10.8%, compared to $228.0 million for the year ended December 31, 2001. Selling expenses increased by $3.3 million or 3.1%, primarily due to increased commissions offered to sales associates and agent distributors to promote the UnPlan. General and administrative expenses increased by $21.4 million or 17.4%, primarily due to expansion of the number of customer care representatives to support our customer growth. Although our collection effort remained focused, bad debt expense increased from $12.1 million in 2001 to $18.9 million in 2002. The increase of $6.8 million was the result of the growth of our subscriber base and higher involuntary churn. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with anticipated subscriber growth. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 21.3% and 24.0% for the years ended December 31, 2002 and 2001, respectively. The decrease of 2.7% is primarily attributable to increased customer care efficiency and increased leverage on other fixed costs. General and administrative expense as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed general and administrative costs against increased revenue.

Beginning July 1, 2002, we changed our method of calculating cost per gross addition, or CPGA. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to or exchanged with existing subscribers, including handset exchange and upgrade transactions, have been excluded as these costs are incurred specifically for existing subscribers. Previously, retail customer service expenses and the additional equipment margin loss on handset exchanges with existing subscribers related to the costs to refurbish handsets received from existing subscribers were part of the calculation of CPGA. The total retail customer service expenses excluded from our calculation of CPGA was $6.1 million and $3.8 million and the equipment margin excluded from our calculation of CPGA was $10.7 million and $2.5 million for the years ended December 31, 2002 and 2001, respectively. The equipment margin excluded from our calculation of CPGA includes $1.0 million and $0.7 million, respectively, of costs to refurbish handsets received from existing subscribers in a handset exchange. The increase in equipment margin on transactions with existing subscribers is the result of the growth and aging of subscriber base.

	Year Ended December 31, 2001		Year Ended December 31, 2002
	Currently Calculated	Previously Calculated	Currently Calculated	Previously Calculated
CPGA	$406	$415	$421	$442

Non-cash compensation expense was $21.4 million for the year ended December 31, 2002, an increase of $4.2 million or 24.4%, compared to $17.2 million for the year ended December 31, 2001. The increase is attributable to the vesting of an increased number of restricted shares of Holdings’ Class A common stock awarded to management in prior years.

Depreciation and amortization expenses were $135.0 million for the year ended December 31, 2002, an increase of $8.3 million or 6.6%, compared to $126.7 million for the year ended December 31, 2001. The increase relates primarily to increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. In addition, we incurred $3.9 million of charges during 2002 as the result of losses on the sale of fixed assets as well as charges to accelerate depreciation on certain assets as a result of management’s decision not to complete the construction of certain network infrastructure. Depreciation will continue to increase as additional portions of our network are placed into service.

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

Income tax expense, as restated, was $25.0 million for the year ended December 31, 2002, an increase of $23.6 million compared to $1.4 million for the year ended December 31, 2001. The increase was due primarily to non-cash tax adjustments to establish a valuation allowance against our deferred tax assets, as we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142 on January 1, 2002. As a result, we may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize our deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, we cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we have determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets.

Net loss, as restated, was $160.3 million and $198.4 million for the years ended December 31, 2002 and 2001, respectively. The net loss decrease of $38.1 million resulted primarily from the items discussed above.

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

Non-cash compensation expense was $17.2 million for the year ended December 31, 2001, an increase of $8.9 million or 107.2%, compared to $8.3 million for the year ended December 31, 2000. The increase is attributable to the vesting of an increased number of restricted shares of Holdings’ Class A common stock awarded to management in prior years.

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

Other expense was $18.0 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively. The increase of $17.7 million is primarily the result of a $12.9 million loss on the mark to market of interest rate swaps for the year ended December 31, 2001. There was no loss on the market-to-market of interest rate swaps in 2000. This loss was the result of paying down $390.0 million of the credit facility with net proceeds from the 8 3/4% senior subordinated notes offering, which caused certain fixed interest rate derivatives to no longer qualify as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. The fair value of these non-qualifying hedges on November 14, 2001 and subsequent changes in their fair value were recorded in the statement of operations as other expense for the year ended December 31, 2001. All interest rate swaps qualified as hedges in 2000, and therefore, the changes in the fair value of the interest rate swaps were recorded through accumulated other comprehensive income. Also attributing to the increase in other expense was a write-off of approximately $4.0 million of deferred financing costs in 2001. The write-off was a result of the early repayment of a portion of our credit facility with the proceeds from our 8 3/4% note offering.

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

Preferred Stock. As part of our joint venture agreement with AT&T Wireless, Holdings issued 732,371 shares of its Series A preferred stock to AT&T Wireless PCS. The Series A preferred stock provides for cumulative dividends at an annual rate of 10% on the $100 liquidation value per share plus unpaid dividends. These dividends accrue and are payable quarterly; however, we may defer all cash payments due to the holders until June 30, 2008, and quarterly dividends are payable in cash thereafter. To date, all such dividends have been deferred. The Series A preferred stock is redeemable at the option of its holders beginning in 2018 and at our option, at its liquidation value plus unpaid dividends on or after February 4, 2008. On and after February 4, 2006, the Series A preferred stock is also convertible at the option of its holders for shares of Holdings’ Class A common stock having a market value equal to the liquidation value plus unpaid dividends on the Series A preferred stock. Holdings may not pay dividends on, or, subject to specified exceptions, repurchase shares of our common stock without the consent of the holders of the Series A preferred stock.

Credit Facility. On September 14, 2000, Triton, entered into a second amended and restated credit agreement that provided for a senior secured bank facility with a group of lenders for an aggregate amount of $750.0 million of borrowings. On November 14, 2001, we extinguished $390.0 million of the bank facility with net proceeds from the 8 3/4% senior subordinated notes offering. We began to repay the then outstanding term loans in quarterly installments, beginning on February 4, 2002. On March 8, 2002, the credit agreement was amended to create a new term loan with $125.0 million of available borrowings. On October 16, 2002, we entered into a fourth amendment that provided greater flexibility in the total leverage and interest coverage covenant requirements. In exchange for the covenant changes, we agreed to reduce the facility by $50.0 million. The commitment reduction consisted of a $30.0 million pro-rata repayment of outstanding borrowings and a $20.0 million reduction in unfunded commitments. On February 26, 2003, we entered into a fifth amendment that extended the availability period for draws on the Tranche E term loan from March 8, 2003 to June 8, 2003. As of December 31, 2002, we had $208.0 million and $215.0 million of outstanding borrowings and committed availability, respectively, under the bank facility. The bank facility provides for:

•	a $10.8 million senior secured Tranche A term loan maturing in May 2006, $10.8 million of which was outstanding as of December 31, 2002;

•	a $123.1 million senior secured Tranche B term loan maturing in February 2007, $123.1 million of which was outstanding as of December 31, 2002;

•	a $10.8 million senior secured Tranche C term loan maturing in May 2006, $10.8 million of which was outstanding as of December 31, 2002;

•	a $63.3 million senior secured Tranche D term loan maturing in May 2006, $63.3 million of which was outstanding as of December 31, 2002;

•	a $115.0 million senior secured Tranche E term loan maturing in February 2007, none of which was outstanding as of December 31, 2002; and

•	a $100.0 million senior secured revolving credit facility maturing in May 2006, none of which was outstanding as of December 31, 2002.

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

Senior Subordinated Notes. On May 4, 1998, Triton completed the private placement of $512.0 million principal amount at maturity of 11% senior subordinated discount notes due 2008 under Rule 144A and Regulation S of the Securities Act of 1933. The proceeds of the offering, after deducting the initial purchasers’ discount, were $291.0 million. The 11% senior subordinated discount notes due 2008 are guaranteed by all of Triton subsidiaries. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries’ ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On October 30, 1998, Triton closed its registered exchange offer of $512.0 million aggregate principal amount at maturity of its 11% senior subordinated discount notes due 2008 for $512.0 million aggregate principal amount at maturity of its newly issued 11% senior subordinated discount notes due 2008, which have been registered under the Securities Act.

On January 19, 2001, Triton completed the private placement of $350.0 million principal amount of 9 3/8% senior subordinated notes due 2011 under Rule 144A and Regulation S of the Securities Act. The proceeds of the offering, after deducting the initial purchasers’ discount and estimated expenses, were $337.5 million. The 9 3/8% senior subordinated notes due 2011 are guaranteed by all of the domestic subsidiaries of Triton. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries’ ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On June 15, 2001, Triton closed its registered exchange offer of $350.0 million principal amount of its 9 3/8% senior subordinated notes due 2011 for $350.0 million principal amount of its newly issued 9 3/8% senior subordinated notes due 2011, which have been registered under the Securities Act.

On November 14, 2001, Triton completed the private placement of $400.0 million principal amount of 8 3/4% senior subordinated notes due 2011 under Rule 144A and Regulation S of the Securities Act. The proceeds of the offering, after deducting the initial purchasers’ discount and estimated expenses, were approximately $390.0 million. The 8 3/4% senior subordinated notes due 2011 are guaranteed by all of the subsidiaries of Triton. The indenture for the notes contains customary covenants, including covenants that limit our subsidiaries ability to pay dividends to us, make investments and incur debt. The indenture also contains customary events of default. On February 14, 2002, Triton closed its registered exchange offer of $400.0 million principal amount of its 8 3/4% senior subordinated notes due 2011 for $400.0 million principal amount of its newly issued 8 3/4% senior subordinated notes due 2011, which have been registered under the Securities Act.

Equity Offering. On February 28, 2001, Holdings issued and sold 3,500,000 shares of Class A common stock in a public offering at $32.00 per share and raised approximately $106.1 million, net of $5.9 million of costs.

Adjusted EBITDA. We believe net loss plus net interest expense, income taxes, depreciation and amortization adjusted for other expense (which was exclusively non-cash) and non-cash compensation, or Adjusted EBITDA, provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations and on our ability to service our long-term debt and other fixed obligations and our ability to fund our continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with United States GAAP. Adjusted EBITDA was $166.6 million, $64.1 million and ($22.3) million for the years ended December 31, 2002, 2001 and 2000, respectively.

Historical Cash Flow. As of December 31, 2002, we had $212.5 million in cash and cash equivalents, as compared to $371.1 million in cash and cash equivalents at December 31, 2001. Net working capital was $172.6 million at December 31, 2002 and $283.7 million at December 31, 2001. The $54.3 million of cash provided by operating activities during the year ended December 31, 2002 was the result of our net loss of $160.3 million and $45.6 million of cash used by changes in working capital and other long-term assets, offset by $260.2 million of depreciation and amortization, deferred income taxes, accretion of interest, non-cash compensation, bad debt expense, loss in equity investment and loss on derivative instruments. The $236.6 million of cash used by investing activities during the year ending December 31, 2002 was primarily related to capital expenditures associated with our network build-out and the acquisition of FCC licenses. These capital expenditures were made primarily to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. We will continue to upgrade our network capacity and service quality to support our anticipated subscriber growth. The $23.7 million provided by financing activities during the year ended December 31, 2002 relates primarily to our $65.0 million draw against our credit facility partially offset by $42.0 million of credit facility repayments.

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

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-2 years	3-4 years	After 4 Years	Footnote Reference
	(dollars in thousands)
Short-term debt	$17,169	$17,169	$—	$—	$—	5
Long-term debt	1,413,263	—	45,833	147,710	1,219,720	5
Operating leases	281,305	48,845	76,973	52,742	102,745	12

Total cash contractual obligations	$1,711,737	$66,014	$122,806	$200,452	$1,322,465

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appear above under “—Adjusted EBITDA” and “Results of Operations”. A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Year Ended December 31,
Adjusted EBITDA	1998	1999	2000	2001	2002
					(As Restated)
Net cash provided by (used in) operating activities	$(4,130,000)	$(61,071,000)	$(22,105,000)	$(3,321,000)	$54,271,000
Change in operating assets and liabilities	(5,079,000)	(10,391,000)	(1,532,000)	22,871,000	45,579,000
Change in deferred income taxes	7,536,000	—	(272,000)	—	(23,674,000)
Interest expense	30,391,000	41,061,000	55,903,000	117,499,000	144,086,000
Accretion of interest	(22,648,000)	(38,213,000)	(42,688,000)	(48,271,000)	(53,969,000)
Interest and other income	(10,635,000)	(4,852,000)	(4,957,000)	(18,322,000)	(6,292,000)
Bad debt expense	(636,000)	(2,758,000)	(7,763,000)	(12,103,000)	(18,889,000)
Other expense	—	—	326,000	4,392,000	496,000
Income tax expense (benefit)	(7,536,000)	—	746,000	1,372,000	25,039,000

Adjusted EBITDA	$(12,737,000)	$(76,224,000)	$(22,342,000)	$64,117,000	$166,647,000

The table above reconciles Adjusted EBITDA with what management believes is the most directly comparable GAAP measure of liquidity, cash provided by (used in) operating activities. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations and on our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with GAAP.

	Year Ended December 31,
Average revenue per user (ARPU)	2000	2001	2002
Service revenue	$220,940,000	$387,381,000	$502,402,000
Subscriber retention credits	3,372,000	8,771,000	8,510,000

Adjusted service revenue	224,312,000	396,152,000	510,912,000

Average subscribers	306,499	561,619	759,279
ARPU	$60.99	$58.78	$56.07

We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and to assist in forecasting our future billable service revenue. ARPU excludes service revenue credits made to retain existing subscribers, as theses are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue theses credits, therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. Average subscribers is calculated by dividing the sum of our average subscribers for each quarter of the relevant year by four.

	Year Ended December 31,
CPGA	2000	2001	2002
Selling expense	$98,662,000	$104,987,000	$108,321,000
Total cost of equipment—transactions with new subscribers	68,788,000	71,055,000	70,224,000

CPGA operating expenses	167,450,000	176,042,000	178,545,000

Cost of service	$125,288,000	$174,500,000	$212,221,000
Cost of equipment—transactions with existing subscribers	610,000	2,458,000	14,153,000
General and administrative	82,903,000	122,983,000	144,419,000
Non-cash compensation	8,267,000	17,191,000	21,430,000
Depreciation	76,255,000	107,508,000	130,079,000
Amortization	17,876,000	19,225,000	4,926,000

Total operating expenses	478,649,000	619,907,000	705,773,000

CPGA operating expenses (from above)	$167,450,000	$176,042,000	$178,545,000
Equipment revenue—transactions with new subscribers	(34,477,000)	(25,810,000)	(34,729,000)

CPGA costs, net	$132,973,000	$150,232,000	$143,816,000

Gross subscriber additions	317,308	370,358	341,271

CPGA	$419	$406	$421

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

Because we do not control Lafayette, we are accounting for our investment under the equity method. Ordinarily, as the investor, we would record our proportionate share of Lafayette’s losses in our income statement. However, Triton has committed to provide further financial support to Lafayette in order to preserve its business relationship. Therefore, even in the absence of a legally binding obligation, we are now recognizing 100% of Lafayette’s losses, which arise primarily from interest costs related to an assumed note payable to the FCC.

In accordance with EITF 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee,” when the carrying amount of an investment has been reduced to zero, the investor should continue to report its share of the equity method losses in its statement of operations as an adjustment to the adjusted basis of the loans receivable. As of December 31, 2001, we had written our initial investment in Lafayette down to zero and had reduced its carrying value of the approximate $74.5 million loan receivable from Lafayette, so as to reflect 100% of Lafayette’s cumulative loss of approximately $2.5 million.

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

New Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. We have certain legal obligations, principally related to our leased cell site properties, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased property on which cell sites are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, we did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. We believe that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry, including the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of advanced wireless data technologies such as GSM/GPRS. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites. Based on the combination of these industry trends and our limited experience in removing sites, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, we will not recognize a liability until such information becomes known.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13 and Technical Corrections as of April 2002”. SFAS No. 145 primarily addresses: (i) the income statement classification of gains or losses from the extinguishment of debt as ordinary or extraordinary and (ii) the treatment of certain lease modifications with sale-leaseback accounting when they have an economic effect similar to a sale-leaseback agreement. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. As such, we have reclassified an extraordinary loss on the extinguishment of debt in 2001 to other expense. We do not believe further implementation of this statement will have a material impact on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The principle difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002. We will apply this statement to the accounting for all prospective exit or disposal activities.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation”. SFAS No. 148 primarily (i) provides an alternative method of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation and (ii) requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for the fiscal years beginning after December 15, 2002. We will disclose our method of accounting for stock-based employee compensation and the effect of the method used on reported results in future financial statements.

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

In February 2003, the Emerging Issues Task Force issued EITF 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. Issue 1 of EITF 02-16 primarily addresses the circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor’s products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller’s income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller’s income. The provisions of Issue 1 of EITF 02-16 are effective for fiscal periods beginning after December 15, 2002. Issue 2 of EITF 02-16 addresses vendors offering a customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, when the customer should recognize the rebate and how the customer should measure the amount of the offer. The provisions of Issue 2 of EITF 02-16 are effective for all arrangements entered into after November 1, 2002. We do not believe that this statement will have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating the impact of FIN 46 on our financial statements and related disclosures but do not believe that this statement will have a material impact on our financial position or results of operations.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

TRITON PCS, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholder of Triton PCS, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page F-1 of this Form 10-K/A present fairly, in all material respects, the financial position of Triton PCS, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) on page 18 of this Form 10-K/A, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, effective January 1, 2002, the Company changed its accounting for intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 17, the Company has restated its 2002 financial statements in order to properly state its deferred income tax provision.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 14, 2003, except for Note 16,

as to which the date is February 26, 2003,

and Note 17, as to which the date is May 19, 2003.

Triton PCS, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2001	December 31, 2002
		(As restated, see Note 17)
ASSETS:
Current assets:
Cash and cash equivalents	$371,088	$212,450
Accounts receivable net of $3,345 and $7,008	52,496	68,213
Accounts receivable—roaming partners	16,189	23,037
Inventory, net	28,477	28,510
Prepaid expenses	8,160	8,767
Other current assets	5,642	6,578

Total current assets	482,052	347,555

Property and equipment:
Land	313	377
Network infrastructure and equipment	871,523	1,004,323
Furniture, fixtures and computer equipment	75,651	89,208
Capital lease assets	8,860	8,454
Construction in progress	55,651	37,647

	1,011,998	1,140,009
Less accumulated depreciation	(218,823)	(343,506)

Net property and equipment	793,175	796,503

Intangible assets, net	283,847	395,249
Investment in and advances to non-consolidated entities	116,731	72,019
Other long term assets	6,878	6,767

Total assets	$1,682,683	$1,618,093

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$96,529	$57,758
Bank overdraft liability	22,265	25,892
Accrued payroll & related expenses	17,381	16,282
Accrued expenses	6,634	5,999
Current portion of long-term debt	12,641	17,169
Deferred revenue	12,099	19,548
Deferred gain on sale of property and equipment	1,190	1,190
Accrued interest	20,351	20,637
Other current liabilities	9,307	10,468

Total current liabilities	198,397	174,943

Long-term debt:
Bank credit facility	174,441	192,579
Senior subordinated debt	1,167,338	1,219,720
Capital lease obligations	2,512	964

Total Long-term debt:	1,344,291	1,413,263

Deferred income taxes	11,935	35,609
Deferred revenue	3,129	3,051
Fair value of derivative instruments	20,584	23,819
Deferred gain on sale of property and equipment	28,262	27,072

Total liabilities	1,606,598	1,677,757

Commitments and contingencies (Note 12)	—	—

Stockholder’s equity (deficit):
Common Stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of December 31, 2001 and December 31, 2002.	—	—
Additional paid-in capital	737,573	741,872
Accumulated deficit	(561,209)	(721,523)
Accumulated other comprehensive income	(7,660)	(5,459)
Deferred compensation	(92,619)	(74,554)

Total stockholder’s equity ( deficit)	76,085	(59,664)

Total liabilities & stockholder’s equity (deficit)	$1,682,683	$1,618,093

See accompanying notes to consolidated financial statements.

Triton PCS, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	For the Years Ended December 31,
	2000	2001	2002
			(As restated, see Note 17)
Revenues:
Service	$220,940	$387,381	$502,402
Roaming	98,492	126,909	175,405
Equipment	34,477	25,810	38,178

Total revenue	353,909	540,100	715,985
Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $63,183, $90,851 and $114,007, and excluding non-cash compensation of $1,026, $2,544 and $3,646, respectively)	125,288	174,500	212,221
Cost of equipment	69,398	73,513	84,377
Selling, general and administrative (excluding depreciation of $13,072, $16,657 and $16,072 and excluding non-cash compensation of $7,241, $14,647 and $17,784, respectively)	181,565	227,970	252,740
Non-cash compensation	8,267	17,191	21,430
Depreciation	76,255	107,508	130,079
Amortization	17,876	19,225	4,926

Income (loss) from operations	(124,740)	(79,807)	10,212

Interest expense	(55,903)	(117,499)	(144,086)
Other expense	(326)	(18,034)	(7,693)
Interest and other income	4,957	18,322	6,292

Loss before taxes	(176,012)	(197,018)	(135,275)
Income tax provision	(746)	(1,372)	(25,039)

Net loss	(176,758)	(198,390)	(160,314)

Other comprehensive gain (loss), net of tax:
Cumulative effect of change in accounting principle	—	(4,162)	—
Unrealized gain (loss) on derivative instruments	—	(3,498)	2,201

Comprehensive loss	$(176,758)	$(206,050)	$(158,113)

See accompanying notes to consolidated financial statements.

Triton PCS, Inc.

Consolidated Statement of Stockholder’s Equity (Deficit) and Member’s Capital

(Dollars in thousands)

	Common Stock Shares	Amount	Additional Paid-In Capital	Deferred Compensation	AOCI	Accumlulated Deficit	Total
Balance at December 31, 1999	100	$—	$531,026	$(16,852)	$—	$(186,061)	$328,113

Capital contributions from parent	—	—	266	—	—	—	266
Deferred compensation	—	—	33,373	(33,373)	—	—	—
Non-cash compensation	—	—	—	8,032	—	—	8,032
Net loss	—	—	—	—	—	(176,758)	(176,758)

Balance at December 31, 2000	100	$—	$564,665	$(42,193)	$—	$(362,819)	$159,653

Capital contributions from parent	—	—	105,056	—	—	—	105,056
Deferred compensation	—	—	67,852	(67,852)	—	—	—
Non-cash compensation	—	—	—	17,426	—	—	17,426
Fair value of cash flow hedges	—	—	—	—	(7,660)	—	(7,660)
Net loss	—	—	—	—	—	(198,390)	(198,390)

Balance at December 31, 2001	100	$—	$737,573	$(92,619)	$(7,660)	$(561,209)	$76,085

Capital contributions from parent	—		934	—	—	—	934
Deferred compensation	—		3,365	(3,365)	—	—	—
Non-cash compensation	—		—	21,430	—	—	21,430
Fair value of cash flow hedges	—		—	—	2,201	—	2,201
Net loss	—		—	—	—	(160,314)	(160,314)

Balance at December 31, 2002 (As restated, see Note 17)	100	$—	$741,872	$(74,554)	$(5,459)	$(721,523)	$(59,664)

See accompanying notes to consolidated financial statements

Triton PCS, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2000	2001	2002
			(As restated, see Note 17)
Cash flows from operating activities:
Net loss	$(176,758)	$(198,390)	$(160,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94,131	126,733	135,005
Deferred income taxes	272	—	23,674
Accretion of interest	42,688	48,271	53,969
Loss on equity investment	—	718	1,761
Bad debt expense	7,763	12,103	18,889
Non-cash compensation	8,267	17,191	21,430
Loss on derivative instruments	—	12,924	5,436
Change in operating assets and liabilities
Accounts receivable	(29,543)	(29,944)	(41,454)
Inventory	(5,042)	(8,165)	(33)
Prepaid expenses and other current assets	(178)	(5,664)	(2,562)
Intangible and other assets	(1,776)	379	680
Accounts payable	24,102	(11,937)	(8,104)
Accrued payroll and liabilities	6,413	3,661	(1,734)
Deferred revenue	3,727	7,908	7,371
Accrued interest	797	18,928	286
Other liabilities	3,032	1,963	(29)

Net cash provided by (used in) operating activities	(22,105)	(3,321)	54,271

Cash flows from investing activities:
Capital expenditures	(329,479)	(214,713)	(165,935)
Proceeds from sale of property and equipment, net	—	201	72
Net investments in and advances to non-consolidated entity	(16,965)	(100,484)	(14,922)
Repayments from non-consolidated entity	—	—	57,873
Acquisition of FCC licenses	—	—	(113,705)
Other	—	(3,185)	(20)

Net cash used in investing activities	(346,444)	(318,181)	(236,637)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net of discount	—	728,995	—
Borrowings under credit facility	182,750	281,000	65,000
Payments under credit facility	—	(428,750)	(42,039)
Change in bank overdraft	4,121	8,595	3,627
Payment of deferred transaction costs	(37)	(1,142)	—
Payment of deferred financing costs	(2,050)	(1,899)	(1,480)
Repayments from (advances to) related-party, net	935	(177)	(181)
Capital contribution from parent	266	106,324	934
Principal payments under capital lease obligations	(2,070)	(1,973)	(2,133)

Net cash provided by financing activities	183,915	690,973	23,728

Net increase (decrease) in cash and cash equivalents	(184,634)	369,471	(158,638)
Cash and cash equivalents, beginning of period	186,251	1,617	371,088

Cash and cash equivalents, end of period	$1,617	$371,088	$212,450

See accompanying notes to consolidated financial statements

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, 2001 and 2002

(1) Summary of Operations and Significant Accounting Policies

Triton PCS, Inc. (“Triton” or the “Company”) is a wholly owned subsidiary of Triton PCS Holdings, Inc. (“Holdings”). Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company, Inc. are each wholly-owned subsidiaries of Triton. The consolidated financial statements include the accounts of Triton PCS, Inc. and its wholly-owned subsidiaries. Triton has no independent assets or operations, and all of Triton’s subsidiaries have fully and unconditionally guaranteed Triton’s 11% senior subordinated discount notes due 2008, its 9 3/8% senior subordinated notes due 2011 and its 8¾% senior subordinated notes due 2011, on a joint and several basis. All significant intercompany accounts or balances have been eliminated in consolidation. The Company operates under one segment. The Company’s more significant accounting policies follow:

(a) Nature of Operations

In February 1998, the Company entered into a joint venture with AT&T Wireless Services, Inc. (“AT&T Wireless”) whereby AT&T Wireless contributed to the Company personal communications services licenses for 20 MHz of authorized frequencies covering approximately 13.6 million potential subscribers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, the Company was granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T Corp. in the Company’s licensed markets (see Note 2).

The Company began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of its initial personal communications services network build-out. The Company offers service in all 37 markets covered its licensed area. As of December 31, 2002, the Company’s network in these markets included 2,218 cell sites and seven switches.

(b) Liquidity and Capital Resources

The construction of the Company’s network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. Management estimates that capital expenditures for network construction will be approximately $120.0 to $140.0 million in 2003. The Company may have additional capital requirements, which could be substantial for future upgrades for advances in new technology.

The Company’s credit facility, as amended, will permit the Company, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow an additional $215.0 million as of December 31, 2002, to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. The Company believes that cash on hand and available credit facility borrowings will be sufficient to meet the Company’s projected capital requirements through 2004, at which time the Company expects to become free cash flow positive. Although management estimates that these funds will be sufficient to finance its continued growth, it is possible that additional funding will be necessary, which could include equity or debt offerings.

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

(f) Property and Equipment

Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, which are ten to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. In addition, the Company capitalizes interest on expenditures related to the build-out of the network. Expenditures for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations. During the year ended December 31, 2001 and 2002, the Company incurred charges of $0.2 million and $3.9 million, respectively, as the result of losses on the sale of property and equipment as well as charges to accelerate depreciation on certain assets as a result of management’s decision not to complete the construction of certain network infrastructure. These charges are included in depreciation expense on the statement of operations and comprehensive loss.

Capital leases are included under property and equipment with the corresponding amortization included in accumulated depreciation. The related financial obligations under the capital leases are included in current and long-term obligations. Capital leases are amortized over the useful lives of the respective assets.

(g) Construction in Progress

Construction in progress includes expenditures for the design, construction and testing of the Company’s PCS network and also includes costs associated with developing information systems. The Company capitalizes interest on certain of its construction in progress activities. When the assets are placed in service, the Company transfers the assets to the appropriate property and equipment category and depreciates these assets over their respective estimated useful lives.

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

(k) Investment in and Advances to Non-consolidated Entities

Investment in and advances to non-consolidated entities consists of the Company’s investments and loans to Lafayette Communications Company L.L.C. (“Lafayette”). The Company has a 39% equity investment in Lafayette, and because the Company does not control Lafayette, the Company accounts for its investment under the equity method. As the Company has committed to provide further financial support to Lafayette in order to preserve its business relationship, the Company recognizes 100% of Lafayette’s losses, which arise primarily from interest costs related to an assumed note payable to the FCC. The carrying value of the loans made to Lafayette have been adjusted for any losses in excess of the Company’s initial investment.

(l) Deferred Gain on Sale of Property and Equipment

In 1999, Triton sold and transferred 187 of its towers, related assets and certain liabilities to American Tower Corporation (“ATC”). The purchase price was $71.1 million, reflecting a price of $380,000 per tower. Triton also entered into a master lease agreement with ATC, in which Triton has agreed to pay ATC monthly rent for the continued use of the space that Triton occupied on the towers prior to the sale.

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

(m) Revenue Recognition

Revenues from operations consist of charges to customers for activation, monthly access, airtime, roaming charges, long-distance charges, and equipment sales. Revenues are recognized as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier’s customers using the Company’s systems. Activation revenue is deferred and recognized over the estimated subscriber’s life. Equipment sales are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

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

(q) Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, cash equivalents and accounts receivable. The Company’s credit risk is managed through diversification and by investing its cash and cash equivalents in high-quality investment holdings.

Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base. Initial credit evaluations of customers’ financial condition are performed and security deposits are obtained for customers with a higher credit risk profile. The Company maintains reserves for potential credit losses.

(r) Stock Compensation

The Company accounts for Holdings’ stock compensation under the intrinsic value method of APB Opinion 25 (see Note 3 for a description of Holdings’ stock compensation plans). Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for stock issued under Holdings’ employee stock purchase plan. Assumptions, for the year ended December 31, 2002 include an expected life of three months, weighted average risk-free interest rate between 1.6% - 1.8%, a dividend yield of 0.0% and expected volatility between 42% - 141%. For the year ended December 31, 2001, assumptions included an expected life of three months, weighted average risk-free interest rate between 2.2% - 5.7%, dividend yield of 0.0% and expected volatility between 70% - 78%. For the year ended December 31, 2000, assumptions included an expected life of three months, weighted average risk-free interest rate between 5.9% - 6.7%, dividend yield of 0.0% and expected volatility between 75% - 78%. Had compensation expense for Holdings’ grants of stock-based compensation been determined consistent with SFAS No. 123, the pro forma net loss and per share net loss would have been:

	December 31,
			As Restated
	2000	2001	2002
	(Dollars in thousands)
Net loss as reported	$(176,758)	$(198,390)	$(160,314)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	8,267	17,191	21,430
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,469)	(17,466)	(21,712)
Pro forma net loss	(176,960)	(198,665)	(160,596)

(s) Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(t) New Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has certain legal obligations, principally related to leased cell site properties, which fall within the scope of SFAS No. 143. These legal obligations include obligations to remediate leased property on which cell sites are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, the Company did not record asset retirement obligations for network infrastructure assets subject to the provisions of this statement as the fair value of the obligations could not reasonably be estimated. Management believes that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry, including the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of advanced wireless data technologies. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights related to the sites. Based on the combination of these industry trends and the Company’s limited experience in removing sites, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, the Company will not recognize a liability until such information becomes known.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April of 2002”. SFAS No. 145 primarily addresses: (i) the income statement classification of gains or losses from the extinguishment of debt as ordinary or extraordinary and (ii) the treatment of certain lease modifications with sale-leaseback accounting when they have an economic effect similar to a sale-leaseback agreement. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. As such, the Company has reclassified an extraordinary loss on the extinguishment of debt in 2001 to other expense. Management does not believe further implementation of this statement will have a material impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The principle difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002. Management will apply this statement to the accounting for all prospective exit or disposal activities.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure “. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation”. SFAS No. 148 primarily (i) provides an alternative method of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation and (ii) requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for the fiscal years beginning after December 15, 2002. The Company will disclose its method of accounting for stock-based employee compensation and the effect of the method used on reported results in future financial statements.

In February 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the impact this statement will have on the Company’s financial position or results of operations.

In February 2003, the Emerging Issues Task Force issued EITF 02-16 “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”. Issue 1 of EITF 02-16 primarily addresses the circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor’s products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller’s income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller’s income. The provisions of Issue 1 of EITF 02-16 are effective for fiscal periods beginning after December 15, 2002. Issue 2 of EITF 02-16 addresses vendors offering a customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, when the customer should recognize the rebate and how the customer should measure the amount of the offer. The provisions of Issue 2 of EITF 02-16 are effective for all arrangements entered into after November 1, 2002. Management does not believe that this statement will have a material impact on the Company’s financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its financial statements and related disclosures but does not expect that there will be any material impact.

(2) AT&T Transaction

On October 8, 1997, Triton entered into a Securities Purchase Agreement with AT&T Wireless PCS LLC (as successor to AT&T Wireless PCS, Inc.) (“AT&T Wireless PCS”) and the stockholders of Triton, whereby Triton was to become the exclusive provider of wireless mobility services in the AT&T Southeast region.

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

In connection with Holdings’ initial public offering in 1999, stockholders of Triton exchanged their securities for securities of Holdings with substantially identical rights. In accordance with the Closing Agreement, the Company and AT&T Wireless PCS and the other stockholders of Holdings consented to executing the following agreements:

(a) Stockholders’ Agreement

The Stockholders’ Agreement expires on February 4, 2009. The agreement was amended and restated on October 27, 1999 in connection with Holdings initial public offering and includes the following sub-agreements:

Resale Agreement—The Company is required to enter into a Resale Agreement at the request of AT&T Wireless PCS, which provides AT&T Wireless PCS with the right to purchase and resell on a nonexclusive basis access to and usage of the Company’s services in the Company’s Licensed Area. The Company will retain the continuing right to market and sell its services to customers and potential customers in competition with AT&T Wireless PCS.

Exclusivity—None of Holdings’ stockholders who are party to the Stockholders’ Agreement will provide or resell, or act as the agent for any person offering, within the defined territory wireless mobility telecommunications services initiated or terminated using frequencies licensed by the FCC and Time Division Multiple Access or, in certain circumstances such as if AT&T Wireless PCS and its affiliates move to a successor technology in a majority of the defined southeastern region, a successor technology (“Company Communications Services”), except AT&T Wireless PCS and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T Wireless PCS has provided the Company with prior written notice of AT&T Wireless PCS’s intention to do so and only dual band/dual mode phones are used in connection with such resale activities.

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

Build-out—The Company is required to conform to certain requirements regarding the construction of the Company’s PCS system. In the event that the Company breaches these requirements, AT&T Wireless may terminate its exclusivity provisions. This provision has been satisfied.

Disqualifying Transactions—In the event of a merger, asset sale or consolidation, as defined, involving AT&T Corp. (or its affiliates) and another person that derives from telecommunications businesses annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer wireless mobility telecommunications services to more than 25% of the population within the Company’s territory, AT&T Wireless PCS and Holdings have certain rights. AT&T Wireless PCS may terminate its exclusivity in the territory in which the other party overlaps that of the Company. In the event that AT&T Wireless PCS proposes to sell, transfer or assign to a non-affiliate its PCS system owned and operated in the Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, basic trading areas, then AT&T Wireless PCS will provide the Company with the opportunity for a 180 day period to have AT&T Wireless PCS jointly market the Company’s licenses that are included in the major trading area that AT&T Wireless PCS is requesting to sell.

(b) License Agreement

Pursuant to a Network Membership License Agreement, dated February 4, 1998 (as amended, the “License Agreement”), between AT&T Corp. and the Company, AT&T Corp. granted to the Company a royalty-free, nontransferable, nonsublicensable, limited right, and license to use certain licensed marks (the “Licensed Marks”) solely in connection with certain licensed activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression “Member, AT&T Wireless Services Network”. The License Agreement also grants to the Company the right and license to use Licensed Marks on certain permitted mobile phones. The licensed activities include (i) the provision to end-users and resellers, solely within the defined territory, of Company Communications Services on frequencies licensed to the Company for Commercial Mobile Radio Services (“CMRS”) provided in accordance with the AT&T PCS contributed licenses and permitted cellular licenses (collectively, the “Licensed Services”) and (ii) marketing and offering the Licensed Services within the defined territory.

The License Agreement had an initial five-year term, which expired on February 4, 2003. The agreement was renewed for an additional one year period and will be renewed for an additional five year term if AT&T Corp. notifies the Company of its desire to renew, and the Company agrees to renew the License Agreement. The license may be terminated at any time in the event of the Company’s significant breach, including the Company’s misuse of any Licensed Marks, the Company’s license or assignment of any of the rights in the License Agreement, the Company’s failure to maintain AT&T quality standards or if the Company experiences a change of control. The License Agreement, along with the Exclusivity and Resale Agreements, had a fair value of $20.3 million with an estimated useful life of 10 years. Amortization commenced upon the effective date of the Agreements.

(c) Roaming Agreement

Pursuant to the Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended, the “Roaming Agreement”), between AT&T Wireless and the Company, each of AT&T Wireless and the Company have agreed to provide (each in its capacity as serving provider, the “Serving Carrier”) wireless mobility radiotelephone service for registered customers of the other party’s (the “Home Carrier”) customers while such customers are out of the Home Carrier’s geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a wireless mobility radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier’s charges for wireless service and 100% of pass-through charges (i.e., toll or other charges).

The fair value of the Roaming Agreement, as determined by an independent appraisal, was $5.5 million, with an estimated useful life of 20 years. Amortization commenced upon the effective date of the agreement.

On October 4, 2002 AT&T Wireless Services and the Company entered into a supplement to their Roaming Agreement. The supplement primarily provides pricing, which rates shall be kept reasonably competitive in each geographic area, for the use of one party’s Global Systems for Mobile Communications / General Packet Radio Service, referred to as GSM/GPRS, network by another party’s GSM/GPRS subscribers. The supplement has a four-year term and, unless either party provides the other with no less than 90 days notice prior to the expiration of the initial four-year term, thereafter continues month-to-month subject to termination by either party on 90 days notice.

(3) Stock Compensation and Employee Benefits

Restricted Awards:

Holdings has made grants of restricted stock to provide incentive to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under the stock and incentive plan and deferred compensation is recorded for these awards based upon the stock’s fair value at the date of issuance. Grants vest over a four to five year period. The following table summarizes Holdings’ restricted stock activity in 2000, 2001 and 2002 respectively:

	Deferred Compensation	Incentive Plan Shares Available	Incentive Plan Shares Issued	Averge Grant Price
	(Dollars in thousands, except share amounts)
January 1, 2000	$16,852	2,371,601	1,082,894

Restricted stock grants	$35,700	(678,473)	678,473	$51.83
Restricted stock forfeitures	$(2,327)	137,301	(137,301)
Amortization of deferred compensation	$(8,032)

December 31, 2000	$42,193	1,830,429	1,624,066

Additional Incentive Plan shares authorized		1,500,000
Restricted stock grants	$74,985	(1,904,505)	1,904,505	$39.37
Restricted stock forfeitures	$(7,133)	250,921	(250,921)
Amortization of deferred compensation	$(17,426)

December 31, 2001	$92,619	1,676,845	3,277,650

Restricted stock grants	$7,379	(845,070)	845,070	$8.33
Restricted stock forfeitures	$(4,014)	135,617	(135,617)
Amortization of deferred compensation	$(21,430)

December 31, 2002	$74,554	967,392	3,987,103

Holdings has entered into Director Stock Award Agreements with its four directors considered to be independent under current New York Stock Exchange rules—Scott I. Anderson, John D. Beletic, Arnold L. Chavkin and Rohit M. Desai. Each independent director received an award of 11,250 shares of Class A common stock for service on the Board of Directors and an additional 6,250 shares for service on each of the audit committee and compensation committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr. Desai each received a total award of 23,750 shares under agreements dated as of July 1, 2002, recognizing their service on both committees. Each award vests in equal installments over a five-year period, with the first installment vesting on June 1, 2003, and the awards vest under certain circumstances involving a change of control. Deferred compensation of approximately $0.3 million was recorded based on the market value at the date of grant. Upon each director’s termination of service as a member of Triton’s Board of Directors for any reason, the director has agreed to forfeit any unvested shares, subject to the exception that if the director is not nominated to serve as a member of the Board of Directors when his term expires or if nominated, does not receive the requisite vote to be elected, the director will be deemed to have served on the Board of Directors as of the vesting date closest to the relevant annual meeting of Holdings’ stockholders.

401(k) Savings Plan:

The Company’s management subsidiary sponsors a 401(k) savings plan (the “Savings Plan”) which permits employees to make contributions to the Savings Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the next quarterly open enrollment after 90 days of service. The Company matches a portion of the voluntary employee contributions. The cost of the Savings Plan charged to expense was $944,000 in 2000, $1,172,000 in 2001 and $1,303,000 in 2002.

Employee Stock Purchase Plan:

Holdings commenced an Employee Stock Purchase Plan (the “Plan”) on January 1, 2000. Under the terms of the Plan, during any calendar year there are four three-month offering periods beginning January 1st, April 1st, July 1st and October 1st, during which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee but shall not be less than the lesser of: (i) 85% of the fair market value on the first business day of each offering period or (ii) 85% of the fair market value on the last business day of the offering period. Holdings issued 21,460 shares of Class A common stock, at an average per share price of $34.01, in 2000; 38,167 shares of Class A common stock, at an average per share price of $26.69 in 2001; and 202,704 shares of Class A common stock, at an average per share price of $4.52 in 2002. Holdings also issued 36,504 shares of Class A common stock, at a per share price of $1.57 in January 2003, and following this issuance, Holdings has 440 shares available under the Plan.

(4) Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. With the adoption of SFAS No. 142, FCC licenses, which are categorized as an asset with an indefinite life, are no longer subject to amortization. As an asset with an indefinite life, the licenses are subject to at least an annual assessment for impairment. All of the Company’s FCC licenses are aggregated for the purpose of performing the impairment test as they are operated as a single asset, and, as such are essentially inseparable form one another. The Company has evaluated these assets, and based upon a discounted future cash flows model, the FCC licenses are not impaired. As of January 1, 2002, the Company had recorded a net asset of approximately $255.7 million for its FCC licenses.

The elimination of FCC license amortization would have reduced net loss by approximately $6.9 million for the years ended December 31, 2000 and 2001. The pro forma net loss below are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2000 and 2001.

	December 31,
	2000	2001	2002
	Pro forma	Pro forma	Actual
			(As Restated)
(Dollars in thousands)
Net Loss:
Reported net loss	$(176,758)	$(198,390)	$(160,314)
Add back: FCC license amortization	$6,936	$6,943	—

Adjusted net loss	$(169,822)	$(191,447)	$(160,314)

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

	December 31,		Amortizable Lives
	2001	2002
	(Dollars in thousands)
PCS Licenses	$278,017	$392,922	Indefinite
AT&T agreements	26,026	26,026	10-20 years
Subscriber lists	20,000	—	3.5 years
Bank financing	16,225	17,706	8.5-10 years
Exclusivity agreement	2,451	2,964	1-3 years
Trademark	64	64	40 years
Other	3,337	3,357	1-10 years

	346,120	443,039
Less: accumulated amortization	(62,273)	(47,790)

Intangible assets, net	$283,847	$395,249

Amortization for the years ended December 31, 2000, 2001 and 2002 totaled $17.5 million, $23.8 million and $7.5 million, respectively. Estimated aggregate amortization of intangibles is as follows:

(000s)
2003	$5,223
2004	4,267
2005	4,169
2006	3,733
2007	3,004

(5) Long-Term Debt

	December 31,
	2001	2002
	(Dollars in thousands)
Bank credit facility	$185,000	$207,961
Senior subordinated debt	1,167,338	1,219,720
Capital lease obligation	4,594	2,751

	1,356,932	1,430,432
Less current portion of long-term debt	12,641	17,169

Long-term debt	$1,344,291	$1,413,263

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

(000s)
2003	$17,169
2004	20,868
2005	24,965
2006	53,180
2007	94,530
Thereafter	1,219,720

Total	1,430,432

(6) Bank Credit Facility

On February 3, 1998, Triton and Holdings (collectively referred to as the “Obligors”) entered into a credit agreement with certain banks and other financial institutions, to establish a senior secured bank credit facility (the “Facility”). The credit agreement was amended and restated on September 22, 1999 and September 14, 2000. The second amended and restated credit agreement was amended in September 2001, February 2002, March 2002, October 2002 and February 2003 (as so amended, the “Credit Agreement”).

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

The Facility provides for (i) a Tranche A term loan, which matures in May 2006, (ii) a Tranche B term loan, which matures in February 2007, (iii) a Tranche C term loan, which matures in May 2006, (iv) a Tranche D term loan, which matures in May 2006, (v) a Tranche E term loan, which matures in February 2007 and (vi) a $100 million revolving credit facility (the “Revolving Facility”), which matures in May 2006.

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

The lenders’ commitment to make loans under the Revolving Facility automatically and permanently reduce, beginning in August 2004, in eight quarterly reductions (the amount of each of the first two reductions, $5.0 million, the next four reductions, $10.0 million, and the last two reductions, $25.0 million). The Obligors began repaying the Tranche A, Tranche C and Tranche D term loans during February 2002. After giving consideration to the commitment reduction that took place during October 2002 in conjunction with the fourth amendment to the credit facility, fourteen consecutive quarterly installments remain (the aggregate amount of the first four remaining installments are approximately $3,534,000, the next four installments, approximately $4,713,000, the next four installments, approximately $5,891,000, and the last two installments, approximately $14,138,000). The Obligors began repaying the Tranche B term loan during February 2002. Seventeen consecutive quarterly installments remain (the amount of the first twelve remaining installments are approximately, $311,000, the next four installments, approximately $6,219,000, and the last installment, approximately $94,527,000). If drawn, the Tranche E term loan is required to be repaid in sixteen consecutive quarterly installments, beginning in May 2003 (the amount of the first eleven installments, $287,500, the next four installments, $5,750,000, and the last installment, $88,837,500).

Loans accrue interest, at the Obligor’s option, at (i) (a) the Adjusted LIBOR rate (as defined in the Credit Agreement) plus (b) the Applicable Margin (as defined in the Credit Agreement) (loans bearing interest described in (i), “Eurodollar Loans”) or (ii) (a) the higher of (1) the Administrative Agent’s prime rate or (2) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%, plus (b) the Applicable Margin (loans bearing interest described in (ii), “ABR Loans”). The Applicable Margin means, with respect to the Tranche B and E Term Loans, 2.00% per annum, in the case of an ABR Loan, and 3.00% per annum, in the case of a Eurodollar Loan; with respect to the Tranche A, C and D term loans and the Revolving Facility, a rate between 0.0% and 1.25% per annum, depending upon the Obligor’s leverage ratio (the ratio of end-of-period debt to earnings before interest, taxes, depreciation, amortization and non-cash compensation (“Adjusted EBITDA”)) in the case of an ABR Loan, and a rate between 1.00% and 2.25% per annum (depending upon the Obligor’s leverage ratio), in the case of a Eurodollar Loan. A per annum rate equal to 2% plus the rate otherwise applicable to any such loan will be assessed on past due principal amounts, and accrued interest payable in arrears.

The Facility provides for an annual commitment fee of between 0.375% and 0.50% to be paid on undrawn commitments under the Tranche A, C, D and E Term Loans and the Revolving Facility (depending on the Obligor’s leverage ratio). The Obligors incurred commitment fees of approximately $3 million in 2000, $1 million in 2001 and $1 million in 2002. Under the Facility, the Obligors must also fix or limit the interest cost with respect to at least 50% of their total outstanding indebtedness. At December 31, 2002, approximately 100% of the outstanding debt was fixed.

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

The Term Loans are required to be prepaid in an aggregate amount equal to (i) 50% of excess cash flow of each fiscal year commencing with the fiscal year ending December 31, 2001, (ii) 100% of the net proceeds of asset sales, outside the ordinary course of business, or which are otherwise exempted, (iii) 100% of unused insurance proceeds, as defined in the Credit Agreement, and (iv) 100% of net cash proceeds received from additional debt issuance, over and above the first $150.0 million (senior and/or subordinated) which Triton may subsequently incur unless, after giving effect to such issuance(s), (a) Triton’s ratio of senior debt to Adjusted EBITDA is less than 5 to 1 and (b) Triton is in pro forma compliance with required Credit Agreement covenants.

Loans under the Facility are available to fund capital expenditures related to the construction of Triton ‘s network, the acquisition of related businesses, working capital needs of Triton, subscriber acquisition costs, investments in bidding entities and other permitted business activities, as defined in the Credit Agreement. All indebtedness under the Facility constitutes debt which is senior to Triton’s 11% Senior Subordinated Discount Notes due 2008, 9 3/8% Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011.

See Note 16, “Subsequent Events”, for additional events relating to the Facility.

(7) Subordinated Debt

11% Senior Subordinated Discount Notes

On May 4, 1998, Triton completed a private offering of $512.0 million principal amount at maturity of 11% Senior Subordinated Discount Notes due 2008 (the “11% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds of the offering (after deducting the initial purchasers’ discount of $9.0 million) were approximately $291.0 million.

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

Upon a change in control, each holder of the 11% Notes may require Triton to repurchase such holder’s 11% Notes, in whole or in part, at a purchase price equal to 101% of the accreted value thereof or the principal amount at maturity, as applicable, plus accrued and unpaid interest to the purchase date.

All outstanding principal and interest of the 11% Notes mature and require complete repayment on May 1, 2008.

9 3/8% Senior Subordinated Notes

On January 19, 2001, Triton completed a private offering of $350.0 million principal amount of 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of approximately $9.2 million) were approximately $337.5 million.

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

Upon a change in control, each holder of the 9 3/8% Notes may require Triton to repurchase such holder’s 9 3/8% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued and unpaid interest to the purchase date.

All outstanding principal and interest of the 9 3/8% Notes mature and require complete repayment on February 1, 2011.

8 3/4% Senior Subordinated Notes

On November 14, 2001, Triton completed an offering of $400 million principal amount of 8 3/4% Senior Subordinated Notes due 2011 (the “8 3/4% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of $9.0 million and estimated expenses of $1 million) were approximately $390.0 million.

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

Upon a change in control, each holder of the 8 3/4% Notes may require Triton to repurchase such holder’s 8 3/4% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued and unpaid interest to the purchase date.

All outstanding principal and interest of the 8 3/4% Notes mature and require complete repayment on November 15, 2011.

(8) Income Taxes

The components of income tax expense are presented in the following table (in thousands):

Years Ended December 31,	2000	2001	As Restated 2002
Current
Federal	—	—	—
State	$474	$1,372	$1,365

	474	1,372	1,365

Deferred
Federal	219	—	21,124
State	53	—	2,550

	272	—	23,674

Total income tax expense	$746	$1,372	$25,039

The income tax expense differs from those computed using the statutory U.S. federal income tax rate as asset forth below:

	2000	2001	As Restated 2002
U.S. federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	(0.07)%	(0.45)%	(1.88)%
Change in federal valuation allowance	(35.27)%	(35.26)%	(50.75)%
Other, net	(0.08)%	0.02%	(0.85)%

Effective Tax Rate	(0.42)%	(0.69)%	(18.48)%

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2001	As Restated 2002
Deferred tax assets:
Non-deductible accrued liabilities	$12,380	$10,533
Capitalized startup costs	951	320
Deferred gain	11,791	11,426
Unrealized losses	5,174	7,387
Intangible Assets	—	239
Net operating loss carry forward	285,762	351,237

	316,058	381,142
Valuation allowance	(236,567)	(315,129)
Net deferred tax assets	79,491	66,013

Deferred liabilities
Intangible assets	156	—
FCC licenses	26,886	35,609
Depreciation and amortization	64,384	66,013

Deferred tax liabilities	91,426	101,622

Net deferred tax liabilities	$11,935	$35,609

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

(9) Fair Value of Financial Instruments

Fair value estimates, assumptions, and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The Company has used available market information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

	December 31,
	2001		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in thousands)
Interest rate swaps—acting as a hedge	$(7,660)	$(7,660)	$(5,459)	$(5,459)
Interest rate swaps—not acting as a hedge	(12,924)	(12,924)	(18,360)	(18,360)
Long-term debt:
Subordinated debt	1,167,338	1,233,280	1,219,720	1,060,060
Bank term loan	185,000	185,000	207,961	207,961
Capital leases	4,594	4,594	2,751	2,751

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

Management believes that determining a fair value for the Holdings’ preferred stock is impractical due to the closely held nature of these investments.

The Company utilizes interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its variable rate debt obligations. As of December 31, 2002, the Company had interest rate swap agreements with a total notional amount of $480.0 million.

The Company recognizes all derivatives on the balance sheet at fair value. The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001 and the Company recorded a cumulative transition adjustment of $4.2 million to Other Comprehensive Income to recognize the fair value of its derivative instruments as of the date of adoption. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedged items affect earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative is recognized in earnings within other income or expense. As of December 31, 2002, the fair value of the derivatives were recorded as a $23.8 million liability, unrealized net losses of approximately $5.5 million related to these interest rate swaps effectively acting as hedges were included in Accumulated Other Comprehensive Income. Approximately $0.0 and $0.1 million of hedge ineffectiveness for existing derivative instruments for the years ended December 31, 2001 and 2002 was recorded based or calculations in accordance with SFAS No. 133, as amended. In addition, approximately $18.3 million of cumulative expense had been realized in the statement of operations for interest rate swaps no longer acting as hedges.

(10) Related-Party Transactions

The Company was associated with Triton Cellular Partners L.P. (“Triton Cellular”) by virtue of certain management overlap. Triton Cellular consummated the sale of substantially all of its assets in April 2000. As part of this association, certain costs were incurred on behalf of Triton Cellular and subsequently reimbursed to the Company. Such costs totaled $714,000 during 2000. In addition, pursuant to an agreement between the Company and Triton Cellular, allocations for management services rendered are charged to Triton Cellular. Such allocations totaled $196,000 for 2000.

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

(11) Relationship with Lafayette Communications Company L.L.C.

The Company holds a 39% interest in Lafayette, an entrepreneur under FCC guidelines. During 2002, Lafayette held 18 licenses, covering a population of approximately 6.3 million people. On September 30, 2002, Triton acquired certain FCC licenses, covering a population of approximately 2.9 million people in areas of Georgia, Tennessee and Virginia, for an aggregate fair value of $21.7 million. This acquisition was consummated to meet the spectrum needs of Triton’s current network overlay of GSM/GPRS technology.

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

As of December 31, 2002, the Company had written its initial investment in Lafayette down to zero and had reduced its carrying value of the $74.5 million loan receivable from Lafayette, so as to reflect 100% of Lafayette’s 2001 and 2002 loss of $0.7 million and $1.8 million, respectively. The Company records any losses in Lafayette to Other Expense on the statement of operations. In connection with the loans, Lafayette has and will guarantee the Company’s obligations under its credit facility, and such senior loans are and will be pledged to the lenders under the Company’s credit facility.

(12) Commitments and Contingencies

(a) Leases

The Company has entered into various leases for its offices, land for cell sites, cell sites, and furniture and equipment under capital and operating leases expiring through 2026. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company has various capital lease commitments of approximately $2.8 million as of December 31, 2002. As of December 31, 2002, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

(1) Future Minimum Lease Payments:

	Operating	Capital
	(in thousands)
2003	48,845	1,929
2004	42,015	816
2005	34,958	166
2006	29,217	30
2007	23,525	3
Thereafter	102,745	—

Total	$281,305	2,944

Interest expense		193

Net present value of future payments		2,751
Current portion of capital lease obligation		1,787

		$964

Rent expense under operating leases was $29.4 million, $47.1 million and $50.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

(b) Litigation

The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company’s results of operations.

(13) Stockholder’s Equity

(a) Public Offering

On February 28, 2001, Holdings issued and sold 3,500,000 shares of Class A common stock in an offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs. Such funds were contributed to the Company.

(14) Quarterly Results of Operations (Unaudited)

The following table summarizes the Company’s quarterly financial data for the two years ended December 31, 2002 and December 31, 2001, respectively. For the year ended December 31, 2002, the quarterly data includes originally reported and restated amounts (see Note 17).

2002	First Quarter, As Originally Reported	First Quarter, As Restated	Second Quarter, As Originally Reported	Second Quarter, As Restated
	(in thousands)
For the year ended December 31,
Total revenue	$156,698	$156,698	$183,012	$183,012
Income/(loss) from operations	(681)	(681)	7,534	7,534
Income tax expense	—	17,445	794	2,700
Net loss	(31,380)	(48,825)	(30,587)	(32,493)
Comprehensive loss	(29,325)	(46,770)	(31,880)	(33,786)

At December 31,
Deferred income taxes	11,935	29,380	11,935	31,286
Total liabilities	1,558,272	1,575,717	1,594,501	1,613,852
Accumulated deficit	(592,589)	(610,034)	(623,176)	(642,527)
Total stockholder’s equity (deficit)	52,349	34,904	26,022	6,671

2002	Third Quarter, As Originally Reported	Third Quarter, As Restated	Fourth Quarter, As Originally Reported	Fourth Quarter, As Restated
	(in thousands)
For the year ended December 31,
Total revenue	$193,244	$193,244	$183,031	$183,031
Income/(loss) from operations	9,406	9,406	(6,047)	(6,047)
Income tax expense	563	2,469	8	2,425
Net loss	(32,459)	(34,365)	(42,214)	(44,631)
Comprehensive loss	(33,247)	(35,153)	(39,987)	(42,404)

At December 31,
Deferred income taxes	11,935	33,192	11,935	35,609
Total liabilities	1,624,793	1,646,050	1,654,083	1,677,757
Accumulated deficit	(655,635)	(676,892)	(697,849)	(721,523)
Total stockholder’s equity (deficit)	(1,559)	(22,816)	(35,990)	(59,664)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Total revenue	$112,518	$133,720	$145,408	$148,454
Loss from operations	(21,857)	(19,201)	(17,711)	(21,038)
Net loss	(43,497)	(42,592)	(44,171)	(68,130)

(15) Supplemental Cash Flow Information

	2000	2001	2002
	(in thousands)
Cash paid during the year for interest, net of amounts capitalized	$12,943	$50,301	$89,831

Non-cash investing and financing activities:
Deferred stock compensation	33,373	67,617	3,365
Equipment acquired under capital lease obligation	2,573	786	291
Change in fair value of derivative instruments	—	20,584	3,235
Capital expenditures included in accounts payable	13,410	37,929	7,261

(16) Subsequent Events

During January of 2003, the Company completed a reorganization of its operations, which consolidated operations functionally from a more decentralized structure. The reorganization resulted in the elimination of 170 positions or 8% of the workforce. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company will recognize a liability for costs associated with the reorganization as the liability is incurred during the first quarter of 2003.

On February 26, 2003, the Company entered into a fifth amendment to the second amended and restated credit agreement to extend the availability period for draws on Tranche E from March 8, 2003 to June 8, 2003. The Company did not incur any fees related to this extension.

(17) Restatement

On May 19, 2003, the Company revised its consolidated financial information for the year ended December 31, 2002 to reflect the recognition of deferred tax expense of $23.7 million. The restatement is the result of the Company having to establish a valuation allowance against its deferred tax assets, as the Company is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142 (See Note 4). As a result, Triton may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize Triton’s deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, Triton cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, Triton has determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets. As of December 31, 2002, the Company had $381.1 million in deferred tax assets with a valuation allowance of $315.1 million. This change, in accordance with Accounting Principles Board Opinion No. 20, in the Company’s 2002 deferred tax asset valuation allowance had no effect on cash, cash flow from operations, cash flow from investing activities, cash flow from financing activities, loss from operations or debt covenants. The effect of the error on the 2002 financial statements is summarized below:

	December 31, 2002
2002	As Originally Reported	As Restated
	(in thousands)
Deferred income taxes	$11,935	$35,609
Total liabilities	1,654,083	1,677,757
Accumulated deficit	(697,849)	(721,523)
Total stockholders’ deficit	(35,990)	(59,664)

	Year ended December 31, 2002
	As Originally Reported	As Restated
	(in thousands)
Income tax expense	$1,365	$25,039
Net loss	(136,640)	(160,314)
Comprehensive loss	(134,439)	(158,113)

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements and Financial Statement Schedules

(a) (2) Financial Statement Schedule

TRITON PCS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2000	1,765	7,763	6,622	2,906
Year ended December 31, 2001	2,906	12,103	11,664	3,345
Year ended December 31, 2002	3,345	18,889	15,226	7,008

Inventory Obsolescence Reserve:
Year ended December 31, 2000	177	1,711	—	1,888
Year ended December 31, 2001	1,888	592	1,794	686
Year ended December 31, 2002	686	1,056	1,096	646

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2000	66,684	75,741	—	142,425
Year ended December 31, 2001	142,425	94,142	—	236,567
Year ended December 31, 2002	236,567	78,562	—	315,129

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

10.16

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

10.24

First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS LLC, Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA) Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., and the Management Stockholders and Independent Directors named therein (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

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

10.26

Amendment No. 1 to Investors Stockholders’ Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

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

21.1	Subsidiaries of Triton PCS, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-k of Triton PCS, Inc. for the year ended December 31, 2002).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, Commonwealth of Pennsylvania on May 21, 2003.

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

Date: May 21, 2003

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

Date: May 21, 2003

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

Date: May 21, 2003

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

Date: May 21, 2003

/s/ William A. Robinson
Name: William A. Robinson Title: Senior Vice President of Operations