Form 10-Q/A
period 2003-03-31
TRITON PCS INC
filed 2003-05-21
CIK 1064735

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

TRITON PCS, INC.

2002 FORM 10-Q/A QUARTERLY REPORT

Explanatory Note

This quarterly report on Form 10-Q/A is being filed to amend Items 1, 2 and 6. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 6, as amended, and Item 4. In this Form 10-Q/A, “Holdings,” refers to Triton PCS Holdings, Inc. and “Triton,” refers to Triton PCS, Inc and its subsidiaries. Triton is filing this Form 10-Q/A as an amendment to its quarterly report on Form 10-Q for the three months ended March 31, 2003 that was filed with the Securities and Exchange Commission on May 15, 2003 in order to restate its quarterly results to reflect deferred tax adjustments resulting from Triton’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Upon further analysis completed by Triton, management determined that an adjustment was required to properly reflect its tax provisions reflected in its financial statements as presented in Form 10-Q for the three months ended March 31, 2003, as filed May 15, 2003. These non-cash adjustments of $17.4 million and $2.5 million for the three months ended March 31, 2002 and 2003, respectively, are the result of Triton having to establish a valuation allowance against its deferred tax assets, as Triton is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142. As a result, Triton may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize Triton’s deferred tax assts, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, Triton cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assts. Accordingly, Triton has determined that, pursuant to the provisions of SFAS No, 109, deferred tax valuation allowances are required on those deferred tax assets. Triton has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRITON PCS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	March 31, 2003
	(As restated, see Note7) (unaudited)	(As restated, see Note 7) (unaudited)
ASSETS:

Current assets:
Cash and cash equivalents	$212,450	$210,884
Accounts receivable, net of allowance for doubtful accounts of $7,008 and $3,820, respectively	68,213	58,738
Accounts receivable—roaming partners	23,037	26,714
Inventory, net	28,510	21,122
Prepaid expenses	8,767	13,197
Other current assets	6,578	6,728

Total current assets	347,555	337,383

Property and equipment:
Land	377	377
Network infrastructure and equipment	1,004,323	1,040,001
Furniture, fixtures and computer equipment	89,208	88,526
Capital lease assets	8,454	8,454
Construction in progress	37,647	20,907

	1,140,009	1,158,265
Less accumulated depreciation	(343,506)	(376,538)

Net property and equipment	796,503	781,727

Intangible assets, net	395,249	394,148
Investment in and advances to non-consolidated entities	72,019	72,026
Other long-term assets	6,767	6,966

Total assets	$1,618,093	$1,592,250

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$83,650	$77,594
Accrued payroll and related expenses	16,282	10,945
Accrued expenses	5,999	7,489
Current portion of long-term debt	17,169	18,095
Deferred revenue	19,548	19,782
Deferred gain on sale of property and equipment	1,190	1,190
Accrued interest	20,637	21,349
Other current liabilities	10,468	12,126

Total current liabilities	174,943	168,570

Long-term debt:
Bank credit facility	192,579	187,556
Senior subordinated debt	1,219,720	1,233,650
Capital lease obligations	964	697

Total long-term debt	1,413,263	1,421,903

Deferred income taxes	35,609	38,117
Deferred revenue	3,051	3,380
Fair value of derivative instruments	23,819	21,257
Deferred gain on sale of property and equipment	27,072	26,775

Total liabilities	1,677,757	1,680,002

Commitments and contingencies	—	—

Stockholder’s deficit:
Common stock, $0.01 par value, 1000, shares authorized; 100 shares issued and outstanding as of December 31, 2002 and March 31, 2003	—	—
Additional paid-in capital	741,872	739,444
Accumulated deficit	(721,523)	(756,335)
Accumulated other comprehensive loss	(5,459)	(4,030)
Deferred compensation	(74,554)	(66,831)

Total stockholder’s deficit	(59,664)	(87,752)

Total liabilities and stockholder’s deficit	$1,618,093	$1,592,250

See accompanying notes to financial statements.

TRITON PCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands)

	Three Months Ended March 31,
	2002	2003
	(As restated, see Note 7) (unaudited)	(As restated, see Note 7) (unaudited)
Revenues:
Service revenues	$115,533	$133,507
Roaming revenues	35,126	42,771
Equipment revenues	6,039	12,183

Total revenue	156,698	188,461

Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $25,820 and $30,227, and excluding noncash compensation of $939 and $888 for the three months ended March 31, 2002 and 2003, respectively)	47,882	58,001
Cost of equipment	16,140	23,751
Selling, general and administrative (excluding depreciation of $4,300 and $4,297 and excluding noncash compensation of $4,409 and $4,350 for the three months ended March 31, 2002 and 2003, respectively)	56,624	59,231
Termination benefits and other related charges	—	2,155
Non-cash compensation	5,348	5,238
Depreciation	30,120	34,524
Amortization	1,265	1,129

Income (loss) from operations	(681)	4,432

Interest expense, net of capitalized interest	(35,182)	(37,511)
Other expense	(461)	(418)
Interest and other income	4,944	1,729

Loss before taxes	(31,380)	(31,768)

Income tax provision	(17,445)	(3,044)

Net loss	(48,825)	(34,812)

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	2,055	1,429

Comprehensive loss	$(46,770)	$(33,383)

See accompanying notes to financial statements.

TRITON PCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2002	2003
	(As restated, see Note 7) (unaudited)	(As restated, see Note 7) (unaudited)
Cash flows from operating activities:
Net loss	$(48,825)	$(34,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,385	35,653
Deferred income taxes	17,445	2,508
Accretion of interest	12,803	14,252
Loss on equity investment	455	418
Bad debt expense	2,547	2,516
Non-cash compensation	5,348	5,238
Gain on derivative instruments	(3,202)	(1,133)

Change in operating assets and liabilities:
Accounts receivable	(4,413)	3,282
Inventory	8,268	7,388
Prepaid expenses and other current assets	(2,734)	(4,580)
Intangible and other assets	487	(30)
Accounts payable	(11,700)	5,531
Accrued payroll and liabilities	(4,299)	(3,847)
Deferred revenue	1,682	563
Accrued interest	1,173	712
Other liabilities	(159)	1,361

Net cash provided by operating activities	6,261	35,020

Cash flows from investing activities:
Capital expenditures	(40,514)	(18,863)
Net investment in and advances to non-consolidated entity	(9,264)	(425)
Proceeds from sale of property and equipment, net	26	31
Other	(19)	(80)

Net cash used in investing activities	(49,771)	(19,337)

Cash flows from financing activities:
Payments under credit facility	(3,125)	(3,845)
Change in bank overdraft	(13,177)	(12,920)
Capital contributions from parent	241	57
Payment of deferred financing costs	(1,253)	(22)
Advances to related party, net	(30)	—
Principal payments under capital lease obligations	(541)	(519)

Net cash used in financing activities	(17,885)	(17,249)

Net decrease in cash and cash equivalents	(61,395)	(1,566)

Cash and cash equivalents, beginning of period	371,088	212,450

Cash and cash equivalents, end of period	$309,693	$210,884

Cash paid for interest expense	$22,416	$23,225

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$12,429	$8,595
Deferred stock compensation	(1,018)	(2,485)
Change in fair value of derivative instruments acting as hedges	2,055	1,429

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

	March 31,
	(As Restated)	(As Restated)
	2002	2003
	(Dollars in thousands)
Net loss as reported	$(48,825)	$(34,812)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	5,348	5,238
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,398)	(5,262)
Pro forma net loss	(48,875)	(34,836)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(2)	New Accounting Pronouncements

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

(7)	Restatement

On May 19, 2003, the Company revised its consolidated financial information for the three months ended March 31, 2002 and 2003 to reflect the recognition of deferred tax expense of $17.4 million and $2.5 million, respectively. The restatement is the result of the Company having to establish a valuation allowance against its deferred tax assets, as the Company is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142, which was adopted on January 1, 2002. As a result, Triton may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize Triton’s deferred tax assets, which primarily represent net operating

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

loss carryforwards. Additionally, due to a lack of earnings history, Triton cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, Triton has determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets. This change, in accordance with Accounting Principles Board Opinion No. 20, in the Company’s deferred tax asset valuation allowance had no effect on cash, cash flow from operations, cash flow from investing activities, cash flow from financing activities, loss from operations or debt covenants. The effect on the financial statements is summarized below:

	March 31, 2003
	As Originally Reported	As Restated
	(in thousands)
Deferred income taxes	$11,935	$38,117
Total liabilities	1,653,820	1,680,002
Accumulated deficit	(730,153)	(756,335)
Total stockholders’ deficit	(61,570)	(87,752)

	Three months ended March 31, 2002		Three months ended March 31, 2003
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(in thousands, except per share data)
Income tax expense	$—	$17,445	$536	$3,044
Net loss	(31,380)	(48,825)	(32,304)	(34,812)
Comprehensive loss	(29,325)	(46,770)	(30,875)	(33,383)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

All data is presented on a restated basis. See Note 7 of the Consolidated Financial Statements.

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

Revenues

Total revenue increased 20.3% to $188.5 million for the three months ended March 31, 2003 from $156.7 million for the three months ended March 31, 2002. Service revenue for the three months ended March 31, 2003 was $133.5 million, an increase of $18.0 million or 15.6%, compared to $115.5 million for the three months ended March 31, 2002. The increase in service revenue was due primarily to growth of subscribers. We expect subscriber growth to continue and hence we expect service revenue to continue to increase. Roaming revenue was $42.8 million for the three months ended March 31, 2003, an increase of $7.7 million, or 21.9%, compared to $35.1 million for the three months ended March 31, 2002. The net increase in roaming revenue was the result of increased roaming minutes of use resulting from the expansion of our network, the implementation of new roaming agreements with such carriers as Cingular Wireless and the overall growth in the wireless industry, partially offset by any reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the first quarter of 2003 were $239.3 million, which represents a 38.2% increase over the first quarter of 2002. We expect the growth of the wireless industry to continue in the future, and as a result, we expect roaming revenue to continue to increase. Equipment revenue was $12.2 million for the three months ended March 31, 2003, an increase of $6.2 million or 103.3%, compared to $6.0 million for the three months ended March 31, 2002. Equipment revenues include the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenues include the fair value of handsets received from a subscriber in a handset upgrade or exchange transaction. The equipment revenues increase was due primarily to higher gross subscriber additions and an increase in the sale of phone upgrades to existing subscribers due to the aging of our subscriber base.

Cost of Service

Cost of service was $58.0 million for the three months ended March 31, 2003, an increase of $10.1 million, or 21.1%, compared to $47.9 million for the three months ended March 31, 2002. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth as well as higher roaming minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with anticipated subscriber growth. Cost of service as a percentage of revenue, excluding equipment revenues, was 32.9% and 31.8% for the three months ended March 31, 2003 and 2002, respectively. The increase of 1.1% was primarily attributable to increased costs to operate our Global System for Mobile Communications and General Packet Radio Service, or GSM/GPRS, network and expand and maintain our wireless network to support an increased number of minutes of use. Cost of service as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed cost of service against increased revenue.

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

Income Tax Expense

Income tax expense, as restated, was $3.0 million for the three months ended March 31, 2003, a decrease of $14.4 million, or 82.8%, compared to $17.4 million for the three months ended March 31, 2002. The decrease was due primarily to a non-cash tax adjustment in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets, as we were no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities relating to licensing costs as the result of the adoption of SFAS No. 142.

Net Loss

Net loss, as restated, was $34.8 million and $48.8 million for the three months ended March 31, 2003 and 2002, respectively. The net loss increase of $14.0 million resulted primarily from the items discussed above.

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

Net Cash Provided by Operating Activities

The $35.0 million of cash provided by operating activities during the three month period ended March 31, 2003 was the result of our net loss of $34.8 million, offset by $10.4 million of cash provided by changes in working capital and other long-term assets and $59.4 million of depreciation and amortization, deferred income taxes, accretion of interest, loss in equity investment, non-cash compensation, bad debt expense and gain on non-hedging interest rate swap derivative instruments.

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

	Three Months Ended March 31,
Adjusted EBITDA	2002	2003
	(As Restated)	(As Restated)
Net cash provided by operating activities	$6,261,000	$35,020,000
Change in operating assets and liabilities	11,695,000	(10,380,000)
Deferred income taxes	(17,445,000)	(2,508,000)
Interest expense	35,182,000	37,511,000
Accretion of interest	(12,803,000)	(14,252,000)
Interest and other income	(1,742,000)	(596,000)
Bad debt expense	(2,547,000)	(2,516,000)
Other expense	6,000	—
Income tax expense	17,445,000	3,044,000

Adjusted EBITDA	$36,052,000	$45,323,000

The table above reconciles Adjusted EBITDA with what management believes is the most directly comparable GAAP measure of liquidity, cash provided by operating activities. We believe Adjusted EBITDA provides a meaningful measure of liquidity, providing additional information on our cash earnings from on-going operations, our ability to service our long-term debt and other fixed obligations and our ability to fund continued growth with internally generated funds. Adjusted EBITDA also is considered by many financial analysts to be a meaningful indicator of an entity’s ability to meet its future financial obligations. Adjusted EBITDA should not be construed as an alternative to cash flows from operating activities as determined in accordance with GAAP.

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

ARPU, plus roaming revenue less subscriber retention costs	Three Months Ended March 31,
	2002	2003
Service revenue	$115,533,000	$133,507,000
Roaming revenue	35,126,000	42,771,000

Service and roaming revenue	150,659,000	176,278,000

Average subscribers	702,426	845,907
ARPU, plus roaming revenue less subscriber retention credits	$71.49	$69.46

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

	Three Months Ended March 31,
CCPU and CPGA	2002	2003
Cost of service	$47,882,000	$58,001,000
General and administrative expense	32,979,000	33,027,000
Total cost of equipment—transactions with existing subscribers	1,075,000	3,538,000

CCPU operating expenses	81,936,000	94,566,000

Selling expense(1)	23,645,000	26,204,000
Total cost of equipment—transactions with new subscribers(1)	15,065,000	20,213,000

CPGA operating expenses	38,710,000	46,417,000

Terminination benefits and other related expenses	—	2,155,000
Non-cash compensation	5,348,000	5,238,000
Depreciation	30,120,000	34,524,000
Amortization	1,265,000	1,129,000

Total operating expenses	$157,379,000	$184,029,000

CCPU operating expenses (from above)	$81,936,000	$94,566,000
Equipment revenue—transactions with existing subscribers	(4,000)	(379,000)

CCPU costs, net	$81,932,000	$94,187,000
Average subscribers	702,426	845,907
CCPU	$39	$37

CPGA operating expenses (from above)	$38,710,000	$46,417,000
Equipment revenue—transactions with new subscribers	(6,035,000)	(11,804,000)

CPGA costs, net	$32,675,000	$34,613,000

Gross additions	73,212	85,300
CPGA	$446	$406

We believe CCPU, which calculates the cash cost to operate our business on a per subscriber basis, is a useful measure to gauge our subscriber costs to that of other wireless communications providers. In addition to our subscriber costs, CCPU includes the costs of other carriers’ subscribers roaming on our network. CCPU is calculated as the total of GAAP operating expenses reported on our consolidated statements of operations, less equipment revenue related to transactions with existing subscribers, depreciation, amortization, non-cash compensation, termination benefits and related charges and operating costs incurred to acquire new subscribers (as described above under “Cost per Gross Addition” and denoted by (1) in the above table), divided by our average subscribers for the period. Average subscribers is calculated by dividing the sum of our subscribers at the beginning and end of a quarter by two.

We believe CPGA is a useful measure that quantifies the incremental costs to acquire a new subscriber. This measure also provides a gauge to compare our average acquisition costs per new subscriber to that of other wireless communication providers.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer respectively), as well as the Chief Operating Officer, Senior Vice President of Operations and Corporate Controller have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, Triton’s disclosure controls and procedures are: effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Operations and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in Triton’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation

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

10.1

Fifth Amendment, dated as of February 26, 2003 to the Second Amended and Restated Credit Agreement, dated as of February 3, 1998, as amended and restated as of September 14, 2000, among Triton PCS, Inc., Triton PCS Holdings, Inc., the Lenders (as defined therein) party thereto and JP Morgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.17 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

10.2

Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and Michael E. Kalogris. (incorporated by reference to Exhibit 10.2 to the Form 10-Q/A of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).

10.3

Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and David D. Clark. (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON PCS, INC.

Date: May 21, 2003	By:	/s/ Michael E. Kalogris
Michael E. Kalogris Chief Executive Officer (principal executive officer)

Date: May 21, 2003	By:	/s/ David D. Clark
David D. Clark Executive Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATION

I, Michael E. Kalogris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Michael E. Kalogris
Name: Michael E. Kalogris
Title: Chief Executive Officer

CERTIFICATION

I, David D. Clark, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ David D. Clark
Name: David D. Clark
Title: Chief Financial Officer

CERTIFICATION

I, Steven R. Skinner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Steven R. Skinner
Name: Steven R. Skinner
Title: Chief Operating Officer

CERTIFICATION

I, William A. Robinson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ William A . Robinson
Name: William A. Robinson
Title: Senior Vice President of Operations

CERTIFICATION

I, Andrew Davies, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triton PCS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Andrew Davies
Name: Andrew Davies
Title: Vice President and Corporate Controller