Form 10-K
period 2003-12-31
TRITON PCS INC
filed 2004-03-19
CIK 1064735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

None

The registrant is a direct wholly-owned subsidiary of Triton PCS Holdings, Inc., which meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format pursuant to General Instruction I(2).

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

All of the registrant’s equity securities are held by Triton PCS Holdings, Inc. Accordingly, as of June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, there were no shares of the registrant’s voting or non-voting stock held by non-affiliates.

TRITON PCS, INC.

FORM 10-K

PRELIMINARY NOTE

This annual report on Form 10-K is for the year ended December 31, 2003. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission, or the SEC, allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.

The information contained in this annual report is based upon information available to us as of December 31, 2003, unless otherwise specified. We undertake no obligation (other than those required by law) to publicly update or revise any disclosures contained in this annual report, whether as a result of new information, future events or otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will and would or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the “Risk Factors” section of the market-making prospectus for our senior subordinated notes dated August 7, 2003, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the “Risk Factors” section of the market-making prospectus for our senior subordinated notes dated August 7, 2003 and in this report could have a material adverse effect on our business, results of operations and financial position.

PART I

ITEM 1.	BUSINESS

Introduction

Our principal offices are located at 1100 Cassatt Road, Berwyn, Pennsylvania 19312, and our telephone number at that address is (610) 651-5900. Our Internet address is http://www.tritonpcs.com. The information in our website is not part of this report.

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

Overview

We are a leading provider of wireless communications services in the southeastern United States. As of December 31, 2003, our wireless communications licenses covered approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of this agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering 11.3 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of these transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless’ systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million individuals. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless’ digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless’ and other carriers’ wireless customers who roam into our covered area.

Our markets have attractive demographic characteristics for wireless communications services and, according to the U.S. Census Bureau, include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. We currently provide wireless voice and data services over two overlapping networks. One network uses time division multiple access, or TDMA, technology, which we have successfully launched in all of our markets. The second network utilizes global system for mobile communications and general packet radio service, or GSM/GPRS, technology, which is capable of providing enhanced voice and data services. We have overlaid 1,184 of our cell sites with GSM/GPRS technology and have deployed two GSM/GPRS switches.

Since we began offering service in our markets, our subscriber base and total revenues have grown dramatically. From our initial launch of personal communications services in January 1999 to December 31, 2003, our subscriber base has sustained continued growth year over year, with an additional 64,500 net subscribers added during the twelve months ended December 31, 2003. As the result of our growing subscriber base, total revenues have increased from $131.5 million for the year ending December 31, 1999 to $810.1 million for the year ending December 31, 2003. Revenues consist primarily of monthly access, airtime, long distance and roaming charges billed to our subscribers, equipment revenues generated by the sale of wireless handsets and accessories to our subscribers and roaming revenues generated by charges to other wireless carriers for their subscribers’ use of our network. Roaming minutes generated by non-Triton subscribers increased from a monthly high of 16.5 million minutes in 1999 to a monthly high of 104.1 million minutes in 2003, with total roaming minutes rising to 1.1 billion minutes in 2003, which represents a 15.3% increase over 2002. Our net loss has increased from a loss of $149.4 million for the year ended December 31, 1999 to a net loss of $154.0 million for the year ended December 31, 2003. The net loss increase is primarily due to debt extinguishment costs incurred during the year ended December 31, 2003 related to the retirement of our old credit facility and our 11% senior subordinated notes due 2011, offset primarily by increased leverage on fixed costs. Our accumulated deficit increased to $875.5 million, as of December 31, 2003, as a result of our net loss for the current year. Since the inception of our personal communications services in January 1999, our long-term debt has increased from $465.7 million to $1.4 billion as of December 31, 2003. This increase is due primarily to the increased funding required to build-out our network, which includes 2,267 TDMA cell sites and seven TDMA switches and the continued overlay of this network with GSM/GPRS technology.

Our goal is to provide our customers with simple, easy-to-use wireless services with coast-to-coast service, superior call quality, personalized customer care and competitive pricing. We utilize a mix of sales and distribution channels, including as of December 31, 2003, a network of 125 company-owned SunCom retail stores, local and nationally recognized retailers and 62 direct sales representatives covering corporate accounts.

Strategic Alliance with AT&T Wireless

One of our competitive advantages is our strategic alliance with AT&T Wireless, one of the largest providers of wireless communications services in the United States. As part of its strategy to rapidly expand its digital wireless coverage in the United States, AT&T Wireless has focused on constructing its own network, making strategic acquisitions and entering into agreements with other independent wireless operators, including Triton, to construct and operate compatible wireless networks to extend AT&T Wireless’ national network.

Our strategic alliance with AT&T Wireless provides us with many business, operational and marketing advantages, including the following:

•	Exclusivity. We are AT&T Wireless’ exclusive provider of facilities-based wireless mobility communications services in our covered markets.

•	Preferred Roaming Partner. We are the preferred roaming partner for AT&T Wireless’ digital wireless customers who roam into our coverage area.

•	Coverage Across the Nation. Our customers have access to coast-to-coast coverage through our agreements with AT&T Wireless, other members of the AT&T Wireless Network and other third-party roaming partners. This coast-to-coast coverage allows us to offer competitive national rate plans.

•	Volume Discounts. We receive preferred terms on certain products and services, including handsets, infrastructure equipment and administrative support from companies who provide these products and services to AT&T Wireless.

•	Marketing. We benefit from AT&T Wireless’ nationwide marketing and advertising campaigns.

•	Recognized Brand Name. We market our wireless services to our potential customers giving emphasis to both our regional SunCom brand name and logo and AT&T’s brand name and logo. We believe that use of the AT&T brand name reinforces an association of reliability and quality.

These business, operational and marketing advantages are provided for through various agreements with AT&T Wireless that were entered into in connection with the original contribution of personal communications services licenses by AT&T Wireless and the concurrent acquisition of Holdings’ Series A preferred stock by AT&T Wireless PCS. These agreements include a stockholders’ agreement, brand license agreement and roaming agreement. For more information about each of these agreements, see Note 2 to our consolidated financial statements included in this report.

On February 17, 2004, AT&T Wireless and Cingular Wireless entered into an Agreement and Plan of Merger. The merger agreement filed with the SEC provides that Cingular Wireless has agreed to acquire all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless, with AT&T Wireless as the surviving corporation of the merger. The proposed transaction is subject to the receipt of various governmental and regulatory consents and approvals. Management expects that, if and when AT&T Wireless becomes a subsidiary of Cingular Wireless through this merger, AT&T Wireless and its affiliates, including Cingular Wireless, would be bound by their obligations under the various agreements that we have with AT&T Wireless and its subsidiaries. All rights and obligations associated with Holdings’ Series A preferred stock would, by operation of law, continue to apply to AT&T Wireless PCS as holder of Holdings’ Series A preferred stock. We reserve all rights with respect to any transfer of Series A preferred stock.

Competitive Strengths

In addition to the advantages provided by our strategic alliance with AT&T Wireless, we have a number of competitive strengths, including the following:

•	Attractive Licensed Area. Our markets have favorable demographic characteristics for wireless communications services, such as population densities that are 80% greater than the national average.

•	Network Quality. We believe that the quality and extensive coverage of our network provide a strategic advantage over wireless communications providers against which we compete. We have successfully launched and offer personal communications service to approximately 13.6 million people in 37 markets. We have constructed a comprehensive network, which includes 2,267 cell sites and seven switches, using TDMA digital technology. We are currently overlaying our TDMA network with GSM/GPRS technology. This allows us to provide more advanced wireless data services to our subscribers as well as to earn roaming revenue from other wireless carriers who offer GSM/GPRS products. We have two GSM/GPRS switches and have added GSM/GPRS technology to 1,184 of our cell sites, and we are committed to the continued deployment of GSM/GPRS technology. We expect to substantially complete our GSM overlay by the end of the second quarter of 2004. We have launched commercial service of our GSM/GPRS network in approximately two-thirds of our markets as of December 31, 2003. Our network is compatible with AT&T Wireless’ network and with the networks of other wireless communications service providers that use either TDMA or GSM/GPRS technology.

•	Experienced Management. We have a management team with a high level of experience in the wireless communications industry. Our senior management team has extensive experience with wireless leaders such as AT&T Wireless, Verizon Communications and Horizon Cellular. Our senior management team also owns approximately 7.5% of Holdings’ outstanding Class A common stock.

•	Contiguous Service Area. We believe our contiguous service area allows us to cost effectively offer large regional calling areas to our customers and route a large number of minutes through our network, thereby reducing costs for interconnection with other networks. Further, we believe that we generate operational cost savings, including sales and marketing efficiencies, by operating in a contiguous service area.

Business Strategy

Our objective is to become the leading provider of wireless communications services in the markets we serve. We intend to achieve this objective by pursuing the following business strategies:

•	Operate a Superior, High-Quality Network. We are committed to making the capital investment required to maintain and operate a superior, high-quality network. We provide extensive coverage within our region and consistent quality performance, resulting in a high level of customer satisfaction. Greater than 99% of all calls attempted on our network are connected.

•	Provide Superior Coast-to-Coast and In-Market Coverage. Our market research indicates that scope and quality of coverage are extremely important to customers in their choice of a wireless service provider. We have designed extensive local calling areas, and we offer coast-to-coast coverage through our arrangements with AT&T Wireless, its affiliates and other third-party roaming partners. Our network covers those areas where people are most likely to take advantage of wireless coverage, such as suburbs, metropolitan areas and vacation locations.

•	Provide Enhanced Value. We offer our customers rate plans tailored to their personal needs at competitive prices. Our affordable, simple pricing plans, including the UnPlan, which provides unlimited calling from a subscriber’s local calling area for a fixed price, are designed to promote the use of wireless services.

•	Deliver Quality Customer Service. We believe that superior customer service is a critical element in attracting and retaining customers. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. We also emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. Subsequent to subscribers being routed through our interactive voice response system, or the IVR, we pride ourselves on answering approximately 85% of our customer care calls on the first ring. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, which house our customer service and collections personnel.

License Acquisition Transactions

On June 20, 2003, Lafayette Communications Company L.L.C., or Lafayette, (in two separate transactions) sold 12 personal communication service licenses to Triton for an aggregate fair value of approximately $100.1 million. As a part of these transactions, Triton paid approximately $28.1 million to the Federal Communications Commission, or the FCC, to satisfy Lafayette’s outstanding obligations due to the FCC. In addition, all loans receivable from Lafayette to Triton were satisfied in connection with these transactions. These licenses cover populations totaling approximately 4.3 million people, including all of South Carolina and parts of Virginia and Georgia.

Sales and Distribution

Our sales strategy is to utilize multiple distribution channels to minimize customer acquisition costs and to maximize penetration within our licensed service area. Our distribution channels include a network of company-owned retail stores, a direct sales force for corporate accounts, independent agent retailers, telesales and online sales. During 2003, we began shifting more of our channel mix to company owned channels and more strategically aligned agents.

•	Company-Owned Retail Stores. We make extensive use of company-owned retail stores for the distribution and sale of our handsets and services. We believe that company-owned retail stores offer a considerable competitive advantage by providing a strong local presence, which is required to achieve high retail penetration in suburban and rural areas and the lowest customer acquisition cost. We had 125 company-owned SunCom retail stores open as of December 31, 2003.

•	Direct Sales. We focus our direct sales force on corporate users. As of December 31, 2003, our direct corporate sales force consisted of 62 dedicated professionals targeting wireless decision-makers within large corporations. We also benefit from AT&T Wireless’ national corporate accounts sales force, which supports the marketing of our services to AT&T Wireless’ large national accounts located in certain of our service areas.

•	Agent Distribution. We have negotiated distribution agreements with national and regional mass merchandisers and consumer electronics retailers.

•	Direct Marketing. We use direct marketing efforts such as direct mail and telemarketing to generate customer leads. Telesales allow us to maintain low selling costs and to sell additional features or customized services.

•	Website. Our web page provides current information about our markets, our product offerings and us. We have established an online store on our website, http://www.suncom.com. The online store conveys our marketing message and generates customers through online purchasing. We deliver all of the information a customer requires to make a purchasing decision on our website. Customers are able to choose rate plans, features, handsets and accessories. The online store provides a secure environment for transactions, and customers purchasing through the online store encounter a transaction experience similar to that of customers purchasing service through other channels.

Marketing Strategy

We have developed our marketing strategy based on market research within our markets. We believe that our simple, attractive pricing plans, superior customer care and targeted advertising will allow us to increase our subscriber base by maintaining customer satisfaction, thereby reducing customer turnover.

The following are key components of our marketing strategy:

•	Pricing. Our pricing plans are competitive and straightforward. We offer our customers large packages of minutes in both regional and national rate plans. Most of our rate plans allow customers to make and receive calls without paying additional roaming or long distance charges. It is by virtue of our extensive network and roaming arrangements with AT&T Wireless, its affiliates and other third-party roaming partners, that we can offer such competitive regional and national rate plans. We also offer the UnPlan, which provides unlimited calling from a subscriber’s local calling area at a fixed price.

•	Customer Care. We are committed to building strong customer relationships by providing our customers with service that exceeds expectations. We currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, which house our customer service and collections personnel. We supplement these facilities with customer care services provided by Convergys Corporation in Clarksville, Tennessee. Through the support of approximately 428 customer care representatives and a sophisticated customer care information system, inclusive of an IVR system implemented in 2003, we have been able to implement one ring customer care service using live operators and state-of-the-art call routing. Subsequent to being routed through the IVR, approximately 85% of incoming calls to our customer care centers are answered on the first ring by one of our professional care representatives.

•	Advertising. We believe our most successful marketing strategy is to establish a strong local presence in each of our markets. We are directing our media and promotional efforts at the community level with advertisements in local publications and sponsorship of local and regional events. We combine our local efforts with mass marketing strategies and tactics to build the SunCom and AT&T brands locally. Our media effort includes television, radio, newspaper, magazine, outdoor and Internet advertisements to promote our brand name. In addition, we use newspaper and radio advertising and our web page to promote specific product offerings and direct marketing programs for targeted audiences.

•	Regional Co-Branding. We market our wireless services as SunCom, Member of the AT&T Wireless Network and use the globally recognized AT&T brand name and logo in emphasis with the SunCom brand name and logo. We have established the SunCom brand as a strong local presence with an emphasis on customer care and quality.

Network Build-Out

The principal objective for the build-out of our network is to maximize service levels within targeted demographic segments and geographic areas. Our TDMA network services 37 markets, including 2,267 cell sites and seven switches as part of our TDMA network. In addition, we have overlaid 1,184 of our cell sites with GSM/GPRS technology and have deployed two GSM/GPRS switches. We offer GSM/GPRS service in approximately two-thirds of our markets as of December 31, 2003.

Our digital wireless network connects to local exchange carriers. We have interconnection agreements with telephone companies operating or providing services in the area where we are currently operating our digital personal communications services network. We use AT&T as our long distance carrier.

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

Roaming. Through our arrangements with AT&T Wireless, our customers have roaming capabilities on AT&T Wireless’ network. Further, we have established roaming agreements with third-party carriers at preferred pricing, including in-region roaming agreements covering all of our launched service areas.

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

Network Digital Technology

Our network utilizes TDMA technology on the IS-136 platform. This technology allows for the use of advanced multi-mode handsets, which permit roaming across personal communications services and cellular frequencies, including both analog and digital cellular. This technology also allows for enhanced services and features, such as short-messaging, extended battery life, added call security and improved voice quality, and its hierarchical cell structure enables us to enhance network coverage with lower incremental investment through the deployment of micro, as opposed to full-size, cell sites. In order to provide more advanced wireless data and voice services, we have chosen to deploy GSM/GPRS technology as an overlay to our TDMA network. We have deployed GSM/GPRS technology in approximately one-half of our existing cell sites to provide more advanced data and voice services to new subscribers and to our existing subscribers who may migrate to this technology. In addition, our GSM/GPRS deployment will enable us to earn roaming revenue from other wireless carriers who are selling GSM/GPRS handsets. We will complete our GSM/GPRS overlay in 2004. TDMA and GSM/GPRS technology are currently used by two of the largest wireless communications companies in the United States, AT&T Wireless and Cingular Wireless, and a third, T-Mobile, solely utilizes GSM/GPRS technology.

Regulation

The FCC regulates aspects of the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States pursuant to the Communications Act, as amended from time to time, and the associated rules, regulations and policies it promulgates. Many FCC requirements impose restrictions on our business and could increase our costs. The FCC does not currently regulate wireless communications service rates.

Personal communications services and cellular systems are subject to certain FAA regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to regulation under Federal environmental laws and the FCC’s environmental regulations. State or local zoning and land use regulations also apply to our activities.

We use common carrier point-to-point microwave facilities to connect the transmitter, receivers and signaling equipment for each personal communications services system or cellular cell or cell site, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation as to technical parameters and service.

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

All personal communications services licenses have a 10-year term, at the end of which they must be renewed. The FCC will award a renewal expectancy to a personal communications services licensee that has:

•	provided substantial service during its past license term; and

•	substantially complied with applicable FCC rules and policies and the Communications Act.

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

Build-Out and Microwave Relocation Obligations. All personal communications services licensees must satisfy certain coverage requirements. In our case, we must construct facilities sufficient to offer radio signal coverage to one-third of the population of our service area within five years of the original license grants and to two-thirds of the population within ten years. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their licenses. We have met the five-year construction deadline for all of our personal communications services licenses; our earliest ten-year construction deadline is in 2005. Our cellular license, which covers the Myrtle Beach area, is not subject to these coverage requirements. On September 10, 2003, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposals to expand licensee build-out requirements. Among the proposals examined are proposals to adopt additional coverage requirements beyond the initial 10-year license term and proposals to reclaim spectrum that is not in use by a defined period of time.

When it was licensed, personal communications services spectrum was encumbered by existing licensees that operate certain fixed microwave systems. To secure a sufficient amount of unencumbered spectrum to operate our personal communications services systems efficiently and with adequate population coverage, we have relocated several of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized personal communications services licensees, the FCC adopted:

•	a transition plan to relocate such microwave operators to other spectrum blocks; and

•	a cost sharing plan so that if the relocation of an incumbent benefits more than one personal communications services licensee, those licensees will share the cost of the relocation.

The transition and cost sharing plans expire on April 4, 2005, at which time remaining microwave incumbents in the personal communications services spectrum will be responsible for the costs of relocating to alternate spectrum locations. Our cellular license is not encumbered by existing microwave licenses.

Spectrum Caps and Secondary Markets. Under the FCC’s former rules specifying spectrum aggregation limits affecting broadband personal communications services, specialized mobile radio services and cellular licensees, no entity could hold attributable interests in licenses for more than 55 MHz of personal communications services, cellular and certain specialized mobile radio services where there was significant overlap in any geographical area. In November 2001, the FCC voted to sunset the spectrum cap rule by eliminating it effective January 1, 2003. The FCC now evaluates commercial wireless transactions on a case-by-case basis to determine whether they will result in too much concentration in wireless markets. The FCC has not publicly disclosed the guidelines or procedures it is using to evaluate commercial wireless transactions, although market-specific spectrum holdings and competitive features are considered.

In November 2000, the FCC adopted a Policy Statement and Notice of Proposed Rulemaking regarding secondary markets in radio spectrum. In the Notice of Proposed Rulemaking, the FCC tentatively concluded that spectrum licensees should be permitted to enter leasing agreements with third parties to promote greater use of unused spectrum. On May 15, 2003, the FCC adopted new rules that are intended to promote the development of a secondary market for wireless spectrum. They will allow wireless licensees, such as Triton, to lease their spectrum to third parties on either a short-term or long-term basis. Two leasing options will be available. The first, which requires prior FCC notice but not prior FCC approval, allows parties to lease spectrum as long as the licensee retains a certain degree of control over the license. The second, which requires prior FCC approval, allows parties to lease spectrum where the lessee is in actual control of the license, although the licensee retains legal control. The FCC also adopted a Further Notice of Proposed Rulemaking to monitor developments within wireless secondary markets and to make any rule changes that may be necessary to promote further regulatory efficiencies.

New Spectrum Opportunities and Advanced Wireless Data Services. In addition to the spectrum currently licensed for personal communications services, cellular and specialized mobile radio services, the FCC has allocated additional spectrum for wireless carrier use. While this spectrum may be used by new companies that would compete directly with us, this spectrum could also be acquired by existing wireless companies and used to provide advanced or third generation data services, such as those we plan to offer over our GSM/GPRS network. This new spectrum includes 30 MHz in the upper 700 MHz band that is currently used by television broadcasters during their transition to digital television and 90 MHz in the 1710-1755 and 2110-2155 MHz bands that had been used by both governmental and non-governmental users, including the multipoint distribution service. The FCC has also asked for public comment on whether spectrum in additional bands should be reallocated for mobile wireless use. New spectrum licenses will be awarded by auction, but no time frames for the auction of new wireless carrier spectrum have been set. The FCC also has changed the spectrum allocation available to certain mobile satellite service operators to allow them to integrate an ancillary terrestrial component into their networks, thereby enabling mobile satellite service operators to provide terrestrial wireless services to consumers in spectrum previously reserved only for satellite services. It is unclear what impact, if any, these allocations will have on our current operations.

Transfers and Assignments of Cellular and Personal Communications Services Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a personal communications services or cellular system. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval. However, we may require approval of the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities having competent jurisdiction, if we sell or acquire personal communications services or cellular interests over a certain size.

Foreign Ownership. Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, as is the case with our ownership structure, up to 25% of that entity’s capital stock may be owned or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Foreign ownership above the 25% level may be allowed should the FCC find such higher levels not inconsistent with the public interest. The FCC has ruled that higher levels of foreign ownership, even up to 100%, are presumptively consistent with the public interest with respect to investors from certain nations. If our foreign ownership were to exceed the permitted level, the FCC could revoke our FCC licenses, although we could seek a declaratory ruling from the FCC allowing the foreign ownership or take other actions to reduce our foreign ownership percentage to avoid the loss of our licenses. We have no knowledge of any present foreign ownership in violation of these restrictions.

Enhanced 911 Services. Commercial mobile radio service providers are required to transmit 911 calls and relay a caller’s automatic number identification and cell site to designated public safety answering points. This ability to relay a telephone number and originating cell site is known as Phase I enhanced 911 deployment. FCC regulations also require wireless carriers to identify within certain parameters the location of 911 callers by adoption of either network-based or handset-based technologies. This more exact location reporting is known as Phase II, and the FCC has adopted specific rules governing the accuracy of location information and deployment of the location capability.

FCC rules originally required carriers to provide Phase I service as of April 1, 1998, or within six months of a request from a public safety answering point, whichever is later, and to provide Phase II service as of October 1, 2001, or within six months of a request from a public safety answering point, whichever is later. Our Phase II service initial deadline was extended by the FCC to March 1, 2003, as was the deadline for other regional and local carriers. The six-month time frames for beginning Phase I or Phase II service do not apply if a public safety answering point does not have the equipment and other facilities necessary to receive and use the provided data. Public safety answering points and wireless carriers are permitted to extend these implementation timelines by mutual agreement. We have informed the FCC of our Phase II status, and asked for a waiver of the March 1, 2003 deadline if the FCC does not agree that we met the deadline. It is uncertain whether the FCC will agree that we have met our March 1, 2003 deadline and, if it disagrees, what action it might take.

Radiofrequency Emissions. FCC guidelines adopted in 1996 limit the permissible human exposure to radiofrequency radiation from transmitters and other facilities. On December 11, 2001, the FCC’s Office of Engineering and Technology, or OET, dismissed a Petition for Inquiry filed by EMR Network to initiate a proceeding to revise the FCC’s radiofrequency guidelines. On January 10, 2002, EMR petitioned the FCC to overturn OET’s decision and open an inquiry, and that petition remains pending. On June 19, 2002, the FCC released revised standards for testing wireless handsets and other mobile devices for compliance with the current standards, and on June 12, 2003, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposed amendments to the current regulations relating to the compliance of transmitter facilities with radiofrequency guidelines and to procedures for evaluating radiofrequency exposure from mobile devices, such as handsets.

Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. However, reports and fact sheets from the British National Radiological Protection Board and Swedish Radiation Protection Authority released in 2004, the National Cancer Institute released in January 2002, the American Health Foundation released in December 2000 and the Danish Cancer Society released in February 2001, found no evidence that cell phones cause cancer, although some of the reports indicated that further study might be appropriate. The National Cancer Institute, nonetheless, cautioned that the studies have limitations, given the relatively short amount of time cellular phones have been widely available. In January 2002, the Bioelectromagnetics Journal published a study that concluded that under extended exposure conditions, certain radio frequency emissions are capable of inducing chromosomal damage in human lymphocytes, and in February 2003, Environmental Health Perspectives published a study that concluded that exposure to certain levels of radio frequency emissions can kill brain cells in rats. Also in 2003, the Dutch government reported new research finding headaches and other health effects in individuals exposed to radiation from GSM base stations of third-generation mobile-phone systems. In addition, the Federal Trade Commission, or FTC, issued a consumer alert in February 2002 for cell phone users who want to limit their exposure to radio frequency emissions from their cell phones. The alert advised, among other things, that cell phone users should limit use of their cell phones to short conversations and avoid cell phone use in areas where the signal is poor. Additional studies of radio frequency emissions are ongoing. The ultimate findings of these studies will not be known until they are completed and made public. Several lawsuits seeking to force wireless carriers to supply headsets with phones and to compensate consumers who have purchased radiation-reducing devices were dismissed by the courts in 2002 because of a lack of scientific evidence, but other lawsuits remain pending. We cannot predict the effects of these or other health effects lawsuits on our business.

Interconnection. Under amendments to the Communications Act enacted in 1996, all telecommunications carriers, including personal communications services and cellular licensees, have a duty to interconnect with other carriers and local exchange carriers have additional specific obligations to interconnect. The amendments and the FCC’s implementing rules modified the previous regime for interconnection between local exchange carriers and wireless communications services providers, such as Triton, and adopted a series of requirements that have benefited the wireless industry. These requirements included compensation to carriers for terminating traffic originated by other carriers; a ban on any charges to other carriers by originating carriers; and specific rules governing the prices that can be charged for terminating compensation. Under the rules, prices for termination of traffic and certain other functions provided by local exchange carriers are set using a methodology known as “total element long run incremental cost,” or TELRIC. TELRIC is a forward-looking cost model that sets prices based on what the cost would be to provide network elements or facilities over the most efficient technology and network configuration. As a result of these FCC rules, the charges that cellular and personal communications services operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels.

The initial FCC interconnection rules material to our operations have become final and unappealable following a May 2002 Supreme Court decision affirming the rules. Subsequently, the FCC issued a clarification of its interconnection rules, initiated a rulemaking to modify the TELRIC rules and initiated a third proceeding which collectively have created some uncertainty. More specifically:

•	In August 2003, the FCC released a clarification of its TELRIC rules that could increase our costs of interconnection.

•	In September 2003, the FCC initiated a rulemaking to consider broader modifications to the TELRIC rules, which could increase or decrease our costs of interconnection.

•	The FCC has initiated a proceeding that could greatly modify the current regime of payments for interconnection. If the FCC were to modify the current regime of payments for interconnection, our costs for interconnection could be reduced.

The Communications Act permits carriers to appeal public utility commission decisions to United States District Courts. Several state commissions challenged this provision based on the Eleventh Amendment, which gives states immunity from suits in Federal court, but on May 20, 2002, the Supreme Court upheld the appeal procedure.

Universal Service Funds. Under the FCC’s rules, wireless providers are potentially eligible to receive universal service subsidies; however, they also are required to contribute to both federal and state universal service funds. The FCC rules require telecommunications carriers generally (subject to limited exemptions) to contribute to funding existing universal service programs for high cost carriers and low income customers and to new universal service programs to support services to schools, libraries and rural health care providers. These issues remain pending. On December 13, 2002, and January 30, 2003, the FCC released orders that increased, from 15 to 28.5 percent, the percentage of revenues that wireless providers must subject to universal service contributions to avoid having to calculate those contributions based on actual interstate traffic levels, and that required wireless providers to elect whether or not to use this “safe harbor” on a company-wide basis. On February 27, 2004, the Federal-State Joint Board on Universal Service issued a recommended decision proposing that the FCC modify the current universal service rules. If adopted, the proposals would limit support to a single connection per customer and would narrow the circumstances under which a new service provider would be able to qualify for support. These changes would limit the ability of Triton, other wireless providers and other competitive carriers to obtain universal service support. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs and also may be required to contribute to state universal service programs.

On February 23, 2004, the FCC released a Notice of Proposed Rulemaking proposing to require wireless providers to report on significant outages in their systems. If adopted, the rules would require reports on the extent and reason for many outages, episodes of call blocking and failures of network elements that affect the transmission of 911 calls and associated data that last 30 minutes or more. These requirements would be similar to those already applicable to landline services.

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

Telephone Numbers. Like other telecommunications carriers, Triton must have access to telephone numbers to serve its customers and to meet demand for new service. In a series of proceedings over the past six years, the FCC has adopted rules that could affect Triton’s access to and use of telephone numbers. The most significant FCC rules are intended to promote the efficient use of telephone numbers by all telecommunications carriers. Under these rules:

•	Carriers must meet specified number usage thresholds before they can obtain additional telephone numbers. The current threshold for 2003 requires carriers to show that they are using 75% of all numbers assigned to them in a particular rate center. The FCC has adopted a “safety valve” mechanism that could permit carriers to obtain telephone numbers under certain circumstances even if they do not meet the usage thresholds.

•	Carriers must share blocks of telephone numbers, a requirement known as “number pooling.” Under number pooling, numbers previously assigned in blocks of 10,000 will be assigned in blocks of 1,000, which significantly increases the efficiency of number assignment. In connection with the number pooling requirement, the FCC also adopted rules intended to increase the availability of blocks of 1,000 numbers, including a requirement that numbers be assigned sequentially within existing blocks of 10,000 numbers.

•	Carriers must provide detailed reports on their number usage, and the reports are subject to third-party audits. Carriers that do not comply with reporting requirements are ineligible to receive numbering resources.

•	States may implement technology-specific and service-specific area code “overlays” to relieve the exhaustion of existing area codes, but only with specific FCC permission.

The FCC also has shown a willingness to delegate to the states a larger role in number conservation. Examples of state conservation methods include number pooling and number rationing. Since mid-1999, the FCC has granted interim number conservation authority to several state commissions, including North Carolina and South Carolina, states within our operating region.

The FCC’s number conservation rules could benefit or harm Triton and other telecommunications carriers. If the rules achieve the goal of reducing demand for telephone numbers, then the costs associated with potential changes to the telephone numbering system will be delayed or avoided. The rules may, however, affect individual carriers by making it more difficult for them to obtain and use telephone numbers. In particular, number pooling imposes significant costs on carriers to modify their systems and operations. In addition, technology-specific and service-specific area code overlays could result in segregation of wireless providers, including Triton, into separate area codes, which could have negative effects on customer perception of wireless service.

Wireless providers also are subject to a requirement that they implement telephone number portability, which enables customers to maintain their telephone numbers when they change carriers. Wireless number portability was implemented for the top 100 metropolitan statistical areas on November 24, 2003, and generally will become available in the rest of the country on May 24, 2004. Under the FCC’s rules, numbers may be ported to and from both wireless and landline providers. Thus, while portability makes it easier for customers to change wireless providers, it also makes it easier for them to switch from landline to wireless service. Certain aspects of the FCC’s rules, including the obligation to port landline numbers to wireless providers, are subject to pending appeals to the United States Court of Appeals for the District of Columbia Circuit.

Environmental Processing. Antenna structures used by Triton and other wireless providers are subject to the FCC’s rules implementing the National Environmental Policy Act and the National Historic Preservation Act, or the NHPA. Under these rules, any structure that may significantly affect the human environment or that may affect historic properties may not be constructed until the wireless provider has filed an environmental assessment and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if there is community opposition. In addition, several environmental groups unsuccessfully have requested changes in the FCC’s environmental processing rules, challenged specific environmental assessments as inadequate to meet statutory requirements and sought to have the FCC conduct a comprehensive assessment of the environmental effects of antenna tower construction. On February 13, 2003, several of these groups filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking to force the FCC to modify its environmental processing rules to address issues under the Migratory Bird Treaty Act. There is no schedule for court action on this petition. On August 20, 2003, the FCC released a Notice of Inquiry on the potential effects of towers on migratory birds and on September 17, 2003, the FCC announced that it had reached an agreement with the State of Michigan to study the effects of towers on bird populations. On May 1, 2003, the FCC announced its intent to develop a strategic plan to address environmental and historic preservation issues. On July 9, 2003, the FCC issued a Notice of Proposed Rulemaking on a proposed national agreement governing review of towers under the NHPA. If adopted, the agreement would define more clearly when historic preservation analysis is required for new and modified towers.

Rate Integration. The FCC has determined that the interstate, interexchange offerings (commonly referred to as “long distance”) of wireless carriers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging and integration requires carriers to average interstate long distance wireless communications service rates between high cost and urban areas, and to offer comparable rates to all customers, including those living in Alaska, Hawaii, Puerto Rico, and the Virgin Islands. The United States Court of Appeals for the District of Columbia Circuit, however, rejected the FCC’s application of these requirements to wireless carriers, remanding the issue to the FCC to further consider whether wireless carriers should be required to average and integrate their long distance rates across all U.S. territories. This proceeding remains pending, but the Commission has stated that the rate averaging and integration rules will not be applied to wireless carriers during the pendency of the proceeding.

Privacy. The FCC has adopted rules limiting the use of customer proprietary network information by telecommunications carriers, including Triton, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules give wireless carriers discretion to use customer proprietary network information, without customer approval, to market all information services used in the provision of wireless services. The FCC also allows all telephone companies to use customer proprietary network information to solicit lost customers. FCC rules require that customer permission be obtained affirmatively to use such information to market non-communications services or to provide such information to unrelated third parties, but give carriers flexibility in obtaining that consent. FCC rules also give customers the right to “opt out” from the use of customer proprietary network information by their carriers for the marketing of communications services and require carriers to give written or electronic notice of that right every two years.

Billing. The FCC has detailed billing rules for landline telecommunications service providers and extended some of those rules to wireless carriers. Wireless carriers must comply with two fundamental rules: (i) clearly identify the name of the service provider for each charge; and (ii) display a toll-free inquiry number for customers on all “paper copy” bills.

Access for Individuals with Disabilities. The FCC requires telecommunications services providers, including Triton, to offer equipment and services that are accessible to and useable by persons with disabilities, if that equipment can be made available without much difficulty or expense. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. On July 10, 2003, the FCC adopted new rules requiring that digital wireless phones be capable of effective use with hearing aids. Manufacturers must introduce compliant phones within two years and carriers of our size must offer compliant phones within three years; by February 18, 2008, at least 50 percent of the digital wireless phone models offered by us must be compatible. Wireless industry petitions to the FCC to reconsider these rules are pending. While we expect our vendors to develop equipment compatible with the rules, we cannot assure you that we will not be required to make material changes to our network, product line, or services.

Wireless SPAM. On March 11, 2004, the FCC adopted a Notice of Proposed Rulemaking to implement the wireless portions of the “Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003,” or the “CAN-SPAM Act.” Under the CAN-SPAM Act, the FCC is required to adopt rules by the end of September 2004, that protect consumers from SPAM and unauthorized telemarketing calls on their wireless phones. Among the issues discussed in the Notice are whether a wireless provider can send commercial messages to its customers without obtaining express prior authorization and how subscribers can be given the ability to avoid receiving commercial messages without their consent. Depending on the regulations ultimately adopted, the new rules could restrict our ability to contact our customers and/or increase our costs.

State Regulation and Local Approvals

The Communications Act preempts state and local regulation of the entry of or the rates charged by any provider of private mobile radio service or of commercial mobile radio service, which includes personal communications services and cellular service. The Communications Act permits states to regulate the “other terms and conditions” of commercial mobile radio service. The FCC has not clearly defined what is meant by the “other terms and conditions” of commercial mobile radio service, but has upheld the legality of state universal service requirements on commercial mobile radio service carriers. The FCC also has held that private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed may not be preempted by the Communications Act. Regulators and Attorneys General in several states are reviewing wireless carrier billing practices and network reliability and coverage issues. In some states regulators are pushing for new rules, and in others, Attorneys General are filing class action lawsuits against wireless carrier billing practices that are purportedly deceptive. Should similar regulations be adopted or lawsuits filed against wireless carriers in the Triton states, there could be a material adverse impact on our business. To try to protect ourself against potential lawsuits or state or federal regulation, we have adopted the Cellular Telecommunications & Internet Association, or CTIA, “Voluntary Consumer Code” that requires disclosure of certain billing and coverage information to consumers.

State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, including personal communications services providers, so long as the compensation required is publicly disclosed by the government. The siting of cells/base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC relating to the scope of that authority. States also may impose competitively neutral requirements that are necessary for universal service or to defray the costs of state enhanced 911 services programs, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers.

There are several state and local legislative initiatives that are underway to ban the use of wireless phones in motor vehicles. New York and New Jersey have enacted statewide bans on driving while holding a wireless phone, and similar legislation has been introduced in other states, including Virginia, Georgia and Kentucky. Officials in a handful of communities, including the District of Columbia, have enacted ordinances banning or restricting the use of cell phones by drivers. Should this become a nationwide initiative, wireless communications services providers could experience a decline in the number of minutes used by subscribers. In general, states continue to consider restrictions on wireless phone use while driving, and some states are also beginning to collect data on whether wireless phone use contributes to traffic accidents. On the federal level, the National Transportation Safety Board has recommended a ban on the use of mobile phones while operating a motor vehicle for novice drivers.

The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry. Other existing federal regulations and, in many jurisdictions, state and local franchise requirements are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals that could change, in varying degrees, the manner in which wireless providers operate. Neither the outcome of these proceedings nor their impact upon our operations or the wireless industry can be predicted at this time.

Competition

We compete directly with several wireless communications services providers, including enhanced specialized mobile radio providers, in each of our markets. We compete against five of the six nationwide competitors, Sprint PCS, Cingular Wireless, Verizon, T-Mobile and Nextel, in each of our markets; the sixth national carrier, AT&T Wireless, does not compete in our markets. Within our Virginia market, additional competitors are ALLTEL Corporation, Ntelos, and U.S. Cellular. Within our North Carolina, South Carolina, Georgia and Tennessee markets, additional competitors are ALLTEL Corporation, Hargray Wireless, and U.S. Cellular. Historically, the most dominant competitors were the cellular incumbents, which in our markets were primarily Verizon (formerly Bell Atlantic Mobile Systems and GTE), ALLTEL Corporation and U.S. Cellular. However, with the advent of personal communications services, other carriers such as Cingular Wireless, Sprint PCS and T-Mobile have gained significant market share. We believe that we are a leading service provider based on the fact that we have been able to expand our subscriber base every year since inception and our annual incremental subscriber penetration rate (net subscriber additions divided by the total population in our service areas) is comparable to that of our competitors. Since our competitors do not disclose their subscriber count in specific regional service areas, we cannot accurately determine market share for each of these companies where we do business.

The principal competitive factors within our business consist of:

•	price, which includes the monthly charges we bill our wireless subscribers;

•	network quality, which is the coverage provided by our towers as well as roaming agreements with other national carriers that enable our customers to utilize their networks when traveling outside of our coverage area;

•	products offered, which include a variety of handsets and accessories with multiple capabilities, including data services and

•	quality customer care service, which includes the speed and accuracy of customer care resolution.

Upon review of these factors, we believe that we compete favorably in our market, as evidenced by our increasing subscriber base in each year since our inception. In addition to the above mentioned competitive factors, our ability to compete successfully will depend, in part, on our ability to anticipate and respond to other various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins. We believe our extensive digital network provides us a cost-effective means to react effectively to any price competition.

Wireless providers increasingly are competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access are now available from personal communications services providers and enhanced specialized mobile radio carriers such as Nextel. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services. Our GSM/GPRS overlay provides us the technology to offer more advanced wireless data services. Some of the national wireless carriers, such as AT&T Wireless, are beginning to bundle their wireless offerings with landline local or long distance services, a practice that could make these carriers’ wireless services more attractive to customers.

Intellectual Property

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

AT&T has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, those licensed services under the licensed marks in our licensed area except:

•	to any person who resells, or acts as our agent for, licensed services provided by us, or

•	any person who provides or resells wireless communications services to or from specific locations such as buildings or office complexes, even if the applicable subscriber equipment being used is capable of routine movement within a limited area and even if such subscriber equipment may be capable of obtaining other telecommunications services beyond that limited area and handing-off between the service to the specific location and those other telecommunications services.

In all other instances, AT&T reserves for itself and its affiliates the right to use the licensed marks in providing its services whether within or outside of our licensed area.

The license agreement contains numerous restrictions with respect to the use and modification of any of the licensed marks. The license agreement had an initial five-year term, which expired on February 4, 2003. The agreement has since been renewed through February 4, 2005. The agreement was also amended to include automatic renewals for one-year terms unless AT&T notifies us of its intention to terminate the agreement. Net book value of the license agreement was approximately $3.4 million as of December 31, 2003.

Employees

As of December 31, 2003, we had 1,805 employees. We believe our relations with our employees are good.

ITEM 2.	PROPERTIES

Triton maintains its executive offices in Berwyn, Pennsylvania. We also maintain two regional offices in Richmond, Virginia and Charleston, South Carolina. We lease these facilities.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any lawsuit or proceeding, which, in our opinion, is likely to have a material adverse effect on our business or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Triton and its subsidiaries are wholly owned by Holdings; therefore, there is no established trading market for the common equity of Triton or any of its subsidiaries.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected financial data derived from audited financial statements of Triton for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. In addition, subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Statement of Operations Data:
Revenues:
Service	$61,798	$220,940	$387,381	$502,402	$576,359
Roaming	44,281	98,492	126,909	175,405	180,314
Equipment	25,405	34,477	25,810	38,178	53,426

Total revenues	131,484	353,909	540,100	715,985	810,099

Expenses:
Costs of service and equipment (excluding the below amortization, excluding depreciation of $15,964, $63,183, $90,851, $114,007 and $130,639, respectively, and excluding noncash compensation of $142, $1,026, $2,544, $3,646 and $3,300, respectively)	107,521	194,686	248,013	296,598	348,856
Selling, general and administrative (excluding depreciation of $4,531, $13,072, $16,657, $16,072 and $18,155, respectively, and excluding noncash compensation of $3,167, $7,241, $14,647, $17,784 and $25,510, respectively)	100,187	181,565	228,259	253,129	235,677
Termination benefits and other related charges	—	—	—	—	2,731
Non-cash compensation	3,309	8,267	17,191	21,430	28,810
Depreciation and asset disposal (1)	20,495	76,255	107,508	130,079	148,794
Amortization	14,126	17,876	19,225	4,926	4,300

Total operating expenses	245,638	478,649	620,196	706,162	769,168

Income/(loss) from operations	(114,154)	(124,740)	(80,096)	9,823	40,931
Interest expense	(41,061)	(55,903)	(117,499)	(144,086)	(141,210)
Other expense (2)	—	(326)	(18,034)	(7,693)	(2,898)
Debt extinguishment costs	—	—	—	—	(41,171)
Interest and other income	4,852	4,957	18,322	6,292	2,285
Gain on sale of marketable securities, net	1,003	—	—	—	—

Loss before taxes	$(149,360)	$(176,012)	$(197,307)	$(135,664)	$(142,063)
Income tax provision	—	(746)	(1,083)	(24,650)	(11,907)

Net loss	$(149,360)	$(176,758)	$(198,390)	$(160,314)	$(153,970)

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$186,251	$1,617	$371,088	$212,450	$105,966
Working capital (deficiency)	134,669	(54,157)	283,655	172,612	52,545
Property, plant and equipment, net	421,864	662,990	793,175	796,503	788,870
Intangible assets, net	315,538	300,161	283,847	395,249	488,883
Total assets	979,797	1,065,718	1,682,683	1,618,093	1,519,933
Long-term debt and capital lease obligations	504,636	728,485	1,344,291	1,413,263	1,443,788
Stockholder’s equity (deficit)	328,113	159,653	76,085	(59,664)	(179,308)

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except subscriber data)
Other Data:
Subscribers (end of period)	195,204	446,401	685,653	830,159	894,659
Cash flows from:
Operating activities	$(61,071)	$(22,105)	$(3,321)	$54,271	$136,919
Investing activities	(191,538)	(346,444)	(318,181)	(236,637)	(174,366)
Financing activities	292,688	183,915	690,973	23,728	(69,037)

(1)	Includes a gain of $10.9 and losses of $0.0, $0.2, $3.9 and $4.4 million on the sale of property and equipment for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

(2)	Includes losses of $0.0, $0.0, $12.9, $5.4 and $2.0 million on our interest rate swap arrangements for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is based upon our consolidated financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report.

We are a leading provider of wireless communications services in the southeastern United States. As of December 31, 2003, our wireless communications licenses covered approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of this agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering 11.3 million potential customers within defined areas of our region in exchange for an equity position in Triton. Since that time, we have expanded our coverage area to include an additional 2.3 million potential customers through acquisitions and license exchanges with AT&T Wireless. As part of these transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless’ systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million individuals. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless’ digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless’ and other carriers’ wireless customers who roam into our covered area.

Our markets have attractive demographic characteristics for wireless communications services and, according to the U.S. Census Bureau, include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. We currently provide wireless voice and data services over two overlapping networks. One network uses TDMA technology, which we have successfully launched in all of our markets. The second network utilizes GSM/GPRS technology, which is capable of providing enhanced voice and data services. We have overlaid 1,184 of our cell sites with GSM/GPRS technology and have deployed two GSM/GPRS switches.

Since we began offering service in our markets, our subscriber base and total revenues have grown dramatically. From our initial launch of personal communications services in January 1999 to December 31, 2003, our subscriber base has sustained continued growth year over year, with an additional 64,500 net subscribers added during the twelve months ended December 31, 2003. As the result of our growing subscriber base, total revenues have increased from $131.5 million for the year ending December 31, 1999 to $810.1 million for the year ending December 31, 2003. Revenues consist primarily of monthly access, airtime, long distance and roaming charges billed to our subscribers, equipment revenues generated by the sale of wireless handsets and accessories to our subscribers and roaming revenues generated by charges to other wireless carriers for their subscribers’ use of our network. Roaming minutes generated by non-Triton subscribers increased from a monthly high of 16.5 million minutes in 1999 to a monthly high of 104.1 million minutes in 2003, with total roaming minutes rising to 1.1 billion minutes in 2003, which represents a 15.3% increase over 2002. Our net loss has increased from a loss of $149.4 million for the year ended December 31, 1999 to a net loss of $154.0 million for the year ended December 31, 2003. The net loss increase is primarily due to debt extinguishment costs incurred during the year ended December 31, 2003 related to the retirement of our old credit facility and our 11% senior subordinated notes due 2011, offset primarily by increased leverage on fixed costs. Our accumulated deficit increased to $875.5 million as of December 31, 2003 as a result of our net loss for the current year. Since the inception of our personal communications services in January 1999, our long-term debt has increased from $465.7 million to $1.4 billion as of December 31, 2003. This increase is due primarily to the increased funding required to build-out our network, which includes 2,267 TDMA cell sites and seven TDMA switches and the continued overlay of this network with GSM/GPRS technology.

Critical Accounting Polices and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We recognize revenues as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier’s customers using our network. In accordance with Emerging Issues Task Force, or EITF, 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, in a subscriber activation, the total proceeds are allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, the activation fee collected, up to the amount of the equipment margin, is recognized immediately as equipment revenue. Any subscriber activation fee collected in excess of the equipment margin is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services we offer and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our subscribers to make required payments. If the financial condition of a material portion of our subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period we made that determination. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period we made that determination.

•	We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved. Our primary indefinite-lived intangible assets are FCC licenses. We test investments in FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the FCC licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. We aggregate all of our FCC licenses for the purpose of performing the impairment test as the licenses are operated as a single asset and, as such, are essentially inseparable from one another.

•	We estimate the useful lives of our property, plant and equipment and our finite-lived intangible assets in order to calculate depreciation and amortization expense on these assets. We periodically evaluate our useful lives, considering such factors as industry trends, new technologies and significant changes in the manner of use of the assets or in the strategy for our overall business. The actual useful lives may be different than our estimated useful lives, which would thereby result in different carrying values of our property, plant, equipment and intangible assets. These evaluations could result in a change in our depreciable lives and, therefore, our depreciation and amortization expense in future periods.

Revenue

We derive our revenue from the following sources:

•	Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers’ roaming charges are rate plan dependent and are based on the number of pooled minutes included in their plans. Service revenue also includes non-recurring activation service charges.

•	Equipment. We sell wireless personal communications handsets, data devices and accessories that are used by our customers in connection with our wireless services. Equipment sales are a separate earnings process from other services offered by Triton, and we recognize equipment sales upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases. In addition, the fair value of a handset received from a customer in a handset upgrade transaction is recorded as equipment revenue.

•	Roaming. We charge per minute fees and per kilobyte fees to other wireless telecommunications companies for their customers’ use of our network facilities to place and receive wireless services. In addition, our roaming revenue is contingent upon our roaming partners’ subscriber growth and their use of our network.

We believe our roaming revenues will be subject to seasonality. We expect to derive increased revenues from roaming during vacation periods, reflecting the large number of tourists visiting resorts in our coverage area. In addition, we expect the growth of the wireless industry to continue, and as a result, we expect roaming minutes to continue to increase, which will be offset by contractual rate decreases that occurred during 2003. As a result, we expect roaming revenue to remain relatively flat through 2004.

Costs and Expenses

Our costs of services and equipment include:

•	Equipment. We purchase personal communications services handsets and accessories from third party vendors to resell to our customers for use in connection with our services. Because we subsidize the sale of handsets to encourage the use of our services, the cost of handsets is higher than the resale price to the customer. We do not manufacture any of this equipment.

•	Roaming Fees. We incur fees to other wireless communications companies based on airtime usage by our customers on other wireless communications networks.

•	Transport and Variable Interconnect. We incur charges associated with interconnection with other wireline and wireless carriers’ networks. These fees include monthly connection costs and other fees based on minutes of use by our customers.

•	Variable Long Distance. We pay usage charges to other communications companies for long distance service provided to our customers. These variable charges are based on our subscribers’ usage, applied at pre-negotiated rates with the other carriers.

•	Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges.

Other expenses include:

•	Selling, General and Administrative. Our selling expense includes advertising and promotional costs, commission expense for our sales associates and agents and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes customer care, billing, financial services and bad debt, information technology, finance, accounting and legal services. Functions such as customer care, billing, finance, accounting and legal services are centralized in order to achieve economies of scale.

•	Depreciation and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and is depreciated over the estimated useful life of the asset. Prior to January 1, 2002, our personal communications services licenses and our cellular licenses were being amortized over a period of 40 years. In 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, and as a result, we ceased to amortize our FCC licenses, which we believe qualify as having an indefinite life.

•	Termination benefits and other related charges. For the year ended December 31, 2003, we recorded expenses related to a workforce reduction that occurred in January 2003. The expenses consisted primarily of one-time termination benefits and relocation expenses.

•	Non-cash Compensation. As of December 31, 2003, we recorded $34.8 million of deferred compensation associated with the issuances of Holdings’ common and preferred stock to employees. We will recognize this compensation over four to five years as the stock vests.

•	Interest Expense (Income). Interest expense through December 31, 2003 consists of interest on our old credit facility, which was retired in June 2003, our 11% senior subordinated discount notes that were retired in July 2003, our 9 3/8% senior subordinated notes due 2011, our 8 3/4% senior subordinated notes due 2011, and our 8 1/2% senior notes due 2013, net of capitalized interest. Interest expense is also recorded for commitment fees paid on the undrawn portion of our credit facility and the amortization of deferred costs incurred in the connection with our issuance of debt instruments. Interest income is earned primarily on our cash and cash equivalents.

•	Other Expense. Other expense primarily includes the mark-to-market of our interest rate swaps that did not qualify as hedges, which were retired in June 2003.

•	Debt extinguishment costs. For the year ended December 31, 2003, we recorded expenses related to the retirement of our old credit facility and our 11% subordinated notes. These expenses consisted primarily of a premium paid to holders of the 11% subordinated notes who tendered their notes, tender offer fees and the write-off of deferred financing costs.

•	Income Tax Expense. Income tax expense primarily includes non-cash tax adjustments resulting from Triton having to establish a valuation allowance against its deferred tax assets, as Triton is no longer able to reasonably estimate the period of reversal for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142. As a result, we may not rely on the reversal, if any, of deferred tax liabilities associated with licensing costs as a means to realize our deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, we cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we have determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets.

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

Results of Operations

Year ended December 31, 2003 compared to the year ended December 31, 2002

Net subscriber additions were 64,500 for the year ended December 31, 2003, bringing our total subscribers to 894,659 as of December 31, 2003, an increase of 7.8% over our subscriber total as of December 31, 2002. Our strategy of shifting our channel mix to more cost-effective, company-owned retail locations and strategically-aligned agents adversely impacted new subscriber additions, as several inefficient agent relationships were terminated. New subscriber additions were also impacted by the bankruptcy of our largest independent agent during the third quarter of 2003. This independent agent historically had contributed approximately 8% to 10% of our monthly gross subscriber additions. Collectively, the loss of these agents resulted in the gross subscriber additions shortfall as compared to the prior year. During the year ended December 31, 2003, 100% of our gross subscriber additions were on a one or two year service contract.

Subscriber churn was 2.31% and 2.16% for the years ended December 31, 2003 and 2002, respectively. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that our churn rate remains consistently low compared to industry average due to our high quality system performance, our commitment to quality customer service and our focused retention efforts.

The FCC mandated that wireless carriers provide for local number portability (“LNP”) in certain markets by November 24, 2003 and by May 24, 2004 in all remaining markets. Six of our thirty-seven markets were included in the November 24, 2003 deadline. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. LNP did not have a material impact on subscriber churn in 2003, but we anticipate that number portability could increase churn in the future.

Average revenue per user, or ARPU, was $55.78 and $56.07 for the years ended December 31, 2003 and 2002, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers of $0.72 and $0.93 for the years ended December 31, 2003 and 2002, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The ARPU decrease of $0.29, or 0.5%, was primarily the result of a change in our rate plan mix, as many existing high ARPU subscribers migrated to the UnPlan to take advantage of that plan’s unlimited minutes for calls from the subscriber’s local calling area at a lower monthly cost. We believe that most high-ARPU subscribers who will migrate to the UnPlan have done so. The shift in rate plan mix was largely offset by price increases. Anticipated new product offerings in the pay-in-advance and prepaid markets, which may be at lower price points, could cause ARPU to decline over time.

Total revenue increased 13.1% to $810.1 million for the year ended December 31, 2003 from $716.0 million for the year ended December 31, 2002. Service revenue for the year ended December 31, 2003 was $576.4 million, an increase of $74.0 million or 14.7%, compared to $502.4 million for the year ended December 31, 2002. The increase in service revenue was due primarily to growth of subscribers, partially offset by a slight decrease in ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $180.3 million for the year ended December 31, 2003, an increase of $4.9 million, or 2.8%, compared to $175.4 million for the year ended December 31, 2002. The net increase in roaming revenue was the result of increased roaming minutes of use resulting from the expansion of our network, the implementation of roaming agreements with such carriers as Cingular Wireless and the overall growth in the wireless industry, partially offset by any reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the year ended December 31, 2003 were 1.1 billion, which represents a 15.3% increase over the year ended December 31, 2002. We expect the growth of the wireless industry to continue, and as a result, we expect roaming minutes to continue to increase, which will be offset by contractual rate decreases that occurred during 2003. As a result, we expect roaming revenue to remain relatively flat in the foreseeable future. Equipment revenue was $53.4 million for the year ended December 31, 2003, an increase of $15.2 million or 39.8%, compared to $38.2 million for the year ended December 31, 2002. Equipment revenue includes the revenue earned in the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenue includes the fair value of handsets received from a subscriber in a handset upgrade transaction. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers and an increase in the sale of excess subscriber returned handsets to third party wholesalers and resellers. In addition, on July 1, 2003, we adopted EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, which requires that the total revenue proceeds of a transaction be allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, in a subscriber activation transaction, the activation fee collected up to the amount of the equipment margin, is recognized immediately as equipment revenue. Previously, this activation revenue was deferred and recognized over the average life of a subscriber.

Cost of service (excluding amortization, depreciation and non-cash compensation) was $244.2 million for the year ended December 31, 2003, an increase of $32.0 million or 15.1%, compared to $212.2 million for the year ended December 31, 2002. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth as well as higher roaming minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with anticipated subscriber growth. Cost of service as a percentage of revenue, excluding equipment revenue, was 32.3% and 31.3% for the years ended December 31, 2003, and 2002, respectively. The increase of 1.0% was primarily attributable to increased costs to operate our GSM/GPRS network and to expand and maintain our wireless network to support an increased number of minutes of use on our TDMA network. Cost of service as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed cost of service against increased revenue.

Cost of equipment was $104.6 million for the year ended December 31, 2003, an increase of $20.2 million or 23.9%, compared to $84.4 million for the year ended December 31, 2002. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was due primarily to an increase in handset sales to existing subscribers, as well as increased sales of excess subscriber returned handsets to third party wholesaler and resellers.

Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $235.7 million for the year ended December 31, 2003, a decrease of $17.4 million, or 6.9%, compared to $253.1 million for the year ended December 31, 2002. Selling expenses decreased by $7.4 million or 6.8%, primarily due to lower fixed costs resulting from the streamlining of our operations during the first quarter of 2003 as well as decreased spending on advertising and promotions in 2003. General and administrative expenses decreased by $10.0 million or 6.9%, primarily due to decreased bad debt expense, which was $8.5 million and $18.9 million for the year ended December 31, 2003 and 2002, respectively. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with anticipated subscriber growth. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 17.8% and 21.4% for the years ended December 31, 2003 and 2002, respectively. The decrease of 3.6% is primarily attributable to increased customer care efficiency and focused collection efforts, which controlled bad debt expense, and increased leverage of other fixed costs. General and administrative expense as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to further leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.

Cost per Gross Addition, or CPGA, was $437 and $421 for the years ended December 31, 2003 and 2002, respectively. The CPGA increase of $16, or 3.8%, was primarily the result of increased equipment margin due to equipment promotions we offered and decreased leverage on fixed acquisition costs such as store rent expense and sales and marketing overhead costs, as the result of lower gross subscriber additions, partially offset by the streamlining of our operations in the first quarter of 2003. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconcilition of Non-GAAP Financial Measures” below.

Termination benefits and other related costs were $2.7 million for the year ended December 31, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003. There were no termination benefits and other related costs for the year ended December 31, 2002. We expect that the termination benefits will result in approximately $10.0 million of savings in each subsequent fiscal year.

Non-cash compensation expense was $28.8 million for the year ended December 31, 2003, an increase of $7.4 million or 34.6%, compared to $21.4 million for the year ended December 31, 2002. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. The increase is attributable to the vesting of an increased number of restricted shares of Holdings’ Class A common stock awarded to management in prior years. The increase in the number of vested restricted shares was primarily the result of the acceleration of a portion of our retired Chief Operating Officer’s restricted shares in accordance with his retirement agreement.

Depreciation and amortization expenses were $153.1 million for the year ended December 31, 2003, an increase of $18.1 million or 13.4%, compared to $135.0 million for the year ended December 31, 2002. The increase relates primarily to increased depreciation expense due to the growth in our depreciable asset base resulting from capital expenditures. In addition, we recognized a $4.4 million loss in connection with the disposal of certain cell site equipment deemed to be obsolete during the year ended December 31, 2003. For the year ended December 31, 2002, there was a $3.9 million loss recognized in connection with management’s decision not to complete the construction of certain cell sites. Depreciation will continue to increase as additional portions of our network are placed into service and the GPRS/GSM overlay is completed.

Interest expense was $141.2 million, net of capitalized interest of $1.7 million, for the year ended December 31, 2003. Interest expense was $144.1 million, net of capitalized interest of $4.2 million, for the year ended December 31, 2002. The decrease of $2.9 million, or 2.0%, relates primarily to a decrease of $24.8 million of interest expense on our 11% subordinated notes, which were repurchased in July 2003, and a decrease of $14.2 million of interest expense on our former bank credit facility, which was retired in June of 2003, partially offset by an increase of $32.9 million of interest expense related to our June 2003 private placement of $725.0 million aggregate principal amount of 8 1/2% senior notes, a decrease of $2.5 million in capitalized interest for the year ended December 31, 2003 and $0.7 million of accreted interest expense related to an asset retirement obligation for our leased facilities recorded in accordance with SFAS No. 143 “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”.

We had a weighted average interest rate of 9.06% for the year ended December 31, 2003, on our average borrowings under our former and current bank credit facility and our average obligation for our senior and subordinated debt, as compared with the 9.69% weighted average interest rate for the year ended December 31, 2002.

Other expense was $2.9 million and $7.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease of $4.8 million, or 62.3%, relates primarily to a decrease in the loss on our former interest rate swap derivative instruments, which were extinguished in June of 2003. Loss on derivative instruments was $2.0 million and $5.4 million for the year ended December 31, 2003 and 2002, respectively.

Debt extinguishment costs were $41.2 million for the year ended December 31, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $512.0 million aggregate principal amount of our 11% subordinated notes and repayment of all outstanding borrowings under our former bank credit facility. There were no debt extinguishment costs for the year ended December 31, 2002.

Interest and other income was $2.3 million for the year ended December 31, 2003, a decrease of $4.0 million, or 63.5%, compared to $6.3 million for the year ended December 31, 2002. The decrease was due primarily to lower average interest rates on lower average cash balances.

Income tax expense was $11.9 million for the year ended December 31, 2003, a decrease of $12.8 million, or 51.8%, compared to $24.7 million for the year ended December 31, 2002. The decrease was due primarily to a non-cash tax adjustment in the first quarter of 2002 to establish a valuation allowance against our deferred tax assets, as we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142. We will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net loss was $154.0 million and $160.3 million for the years ended December 31, 2003 and 2002, respectively. The net loss decrease of $6.3 million, or 3.9% resulted primarily from the items discussed above.

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

ARPU was $56.07 and $58.78 for the years ended December 31, 2002 and 2001, respectively. Subscriber ARPU reflects the average amount billed to subscribers based on rate plan offerings. Subscriber ARPU excludes service revenue credits made to retain existing subscribers of $0.93 and $1.30 for the years ended December 31, 2002 and 2001, respectively. The $2.71 decrease, or 4.6%, was primarily the result of a change in our rate plan mix, as many existing high ARPU subscribers migrated to the UnPlan to take advantage of the plan’s unlimited minutes for calls from the subscriber’s local calling area at a lower monthly cost.

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

Cost of service (excluding amortization, depreciation and non-cash compensation) was $212.2 million for the year ended December 31, 2002, an increase of $37.7 million or 21.6%, compared to $174.5 million for the year ended December 31, 2001. The increase was related to the higher volume of traffic on our network driven by subscriber growth and higher roaming minutes of use. Cost of service as a percentage of revenue, excluding equipment revenue, was 31.3% and 33.9% for the years ended December 31, 2002, and 2001, respectively. The decrease of 2.6% was primarily attributable to increased leverage on fixed interconnect and cell site costs.

Cost of equipment was $84.4 million for the year ended December 31, 2002, an increase of $10.9 million or 14.8%, compared to $73.5 million for the year ended December 31, 2001. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The increase in cost of equipment was driven primarily by an increase in the sale of phone upgrades to existing customers.

Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $253.1 million for the year ended December 31, 2002, an increase of $24.8 million, or 10.9%, compared to $228.3 million for the year ended December 31, 2001. Selling expenses increased by $3.3 million or 3.1%, primarily due to increased commissions offered to sales associates and agent distributors to promote the UnPlan. General and administrative expenses increased by $21.5 million or 17.4%, primarily due to expansion of the number of customer care representatives to support our customer growth. Although our collection effort remained focused, bad debt expense increased from $12.1 million in 2001 to $18.9 million in 2002. The increase of $6.8 million was the result of the growth of our subscriber base and higher involuntary churn. General and administrative expenses as a percentage of revenue, excluding equipment revenue, was 21.4% and 24.0% for the years ended December 31, 2002 and 2001, respectively. The decrease of 2.6% is primarily attributable to increased customer care efficiency and increased leverage on other fixed costs.

Non-cash compensation expense was $21.4 million for the year ended December 31, 2002, an increase of $4.2 million or 24.4%, compared to $17.2 million for the year ended December 31, 2001. The increase is attributable to the vesting of an increased number of restricted shares of Holdings’ Class A common stock awarded to management in prior years.

Depreciation and amortization expenses were $135.0 million for the year ended December 31, 2002, an increase of $8.3 million or 6.6%, compared to $126.7 million for the year ended December 31, 2001. The increase relates primarily to increased depreciation expense due to the growth in our depreciable asset base resulting from capital expenditures, partially offset by the effect of ceasing amortization on our FCC licenses in accordance with SFAS 142. In addition, we incurred $3.9 million of charges during 2002 as the result of losses on the sale of fixed assets as well as charges to accelerate depreciation on certain assets as a result of management’s decision not to complete the construction of certain network infrastructure.

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

Income tax expense was $24.7 million for the year ended December 31, 2002, an increase of $23.6 million compared to $1.1 million for the year ended December 31, 2001. The increase was due primarily to non-cash tax adjustments to establish a valuation allowance against our deferred tax assets as we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to licensing costs as the result of the adoption of SFAS No. 142 on January 1, 2002. As a result, we may not rely on the reversal of deferred tax liabilities associated with licensing costs as a means to realize our deferred tax assets, which primarily represent net operating loss carryforwards. Additionally, due to a lack of earnings history, we cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we have determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on those deferred tax assets.

Net loss was $160.3 million and $198.4 million for the years ended December 31, 2002 and 2001, respectively. The net loss decrease of $38.1 million, or 19.2% resulted primarily from the items discussed above.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We believe that cash on hand and available credit facility borrowings will be sufficient to meet our projected capital requirements through 2004. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. If necessary, we may need to access external sources of capital including the issuance of public equity or debt securities. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth. In January 2003, we completed a reduction in our workforce, eliminating 157 positions, which we expect to result in approximately $10.0 million of operating cost reductions during 2004.

Capital Needs

We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our network;

•	operating expenses related to our network;

•	operating expenses related to the acquisition and retention of subscribers;

•	debt service requirements related to our long-term debt and capital lease obligations;

•	potential material increases in the cost of compliance with regulatory mandates; and

•	other general corporate expenditures.

We expect capital expenditures and the acquisition of FCC licenses, which were made historically to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements, to continue to decrease as we complete the overlay of our GSM/GPRS network by the middle of 2004. Although we anticipate an overall decrease in capital expenditures as the result of the completion of our GSM/GPRS overlay, we will continue to upgrade our network capacity and service quality to support our anticipated subscriber needs and growth. We estimate that capital expenditures will be approximately $100.0 million to $110.0 million for 2004.

Capital Resources

As of December 31, 2003, our capital resources included $106.0 million of cash and $100.0 million of available credit facility borrowings, resulting in total liquidity of $206.0 million to fund our operations. Historically, we have been unable to fund our capital expenditures and license acquisition costs with the cash generated by our operating activities. Therefore, we have met the cash needs of our business principally by raising capital from issuances of debt and equity securities. To the extent we can generate sufficient cash flow from our operating activities, we will be able to use less of our available liquidity and will have less, if any, need to raise capital from the capital markets. To the extent we generate lower cash flow from our operating activities, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate cash flow from operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

Preferred Stock. As part of our joint venture agreement with AT&T Wireless, Holdings issued 732,371 shares of Series A preferred stock to AT&T Wireless PCS. The Series A preferred stock provides for cumulative dividends at an annual rate of 10% on the $100 liquidation value per share plus unpaid dividends. These dividends accrue and are payable quarterly; however, Holdings may defer all cash payments due to the holders until June 30, 2008, and quarterly dividends are payable in cash thereafter. Through December 31, 2003, all such dividends have been deferred. Holdings’ board of directors has declared a cash dividend payment with respect to the Series A preferred stock for the first quarter of 2004. The Board will consider Series A dividends on a quarter-by-quarter basis. The Series A preferred stock is redeemable at the option of its holders beginning in 2018 and at Holdings’ option, at its liquidation value plus unpaid dividends on or after February 4, 2008. On and after February 4, 2006, the Series A preferred stock is also convertible at the option of its holders for shares of Holdings’ Class A common stock having a market value equal to the liquidation value plus unpaid dividends on the Series A preferred stock. Holdings may not pay dividends on, or, subject to specified exceptions, repurchase shares of Holdings’ common stock without the consent of the holders of the Series A preferred stock.

Credit Facility. On June 12, 2003, we retired our previously existing bank credit facility with a portion of the net proceeds from the private sale of our 8 1/2% senior notes due 2013 and entered into a new revolving credit facility. The current credit facility provides for up to $100.0 million in revolving loans. All loans made under the current credit facility will be due on June 30, 2008 and will be senior in right of payment to all of our senior and senior subordinated debt. As of September 29, 2003, we entered into a first amendment to clarify that we are permitted to enter into interest rate swap arrangements. As of December 31, 2003, we had no outstanding borrowings under the current credit facility. In connection with the retirement of the former credit facility, we recognized deferred financing costs of approximately $3.7 million.

The retirement of the former credit facility required us to terminate our former interest rate swaps. As a result, we extinguished all 13 of our former swaps in effect at that time, which had a total notional amount of $480.0 million, for aggregate cash consideration of $23.7 million, which amount included accrued and unpaid interest through the termination date. In the fourth quarter of 2003, we entered into three new interest rate swaps, which have a total notional amount of $155.0 million dollars. In addition, we entered into another interest swap in March 2004, which has a notional amount of $115.0 million. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, for additional information regarding the current swaps.

The terms of the current credit facility will permit us, subject to various terms and conditions, including compliance with specified financial covenants, to draw up to the remaining amount available under the current credit facility to finance working capital requirements, capital expenditures, permitted acquisitions and for other corporate purposes. Borrowings under the current credit facility are subject to customary terms and conditions. As of December 31, 2003, we were in compliance with all such covenants.

Senior Notes. On June 13, 2003, we completed the private sale of $725.0 million principal amount of our 8 1/2% Senior Notes due 2013 under rule 144 and Regulation S of the Securities Act. The 8 1/2% notes are guaranteed on a senior basis by all of our subsidiaries, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. (Triton’s indirect subsidiaries which hold its real estate interests and FCC licenses, respectively). In addition, Holdings is not a guarantor of the 8 1/2% notes. The indenture for the 8 1/2% notes contains customary covenants, including covenants that may limit our ability to pay dividends to Holdings, make investments or incur additional debt. The 8 1/2% notes are effectively subordinated in right of payment to all of our senior secured debt, including the current credit facility. The net proceeds of the offering, after deducting the initial purchasers’ discount and estimated expenses of $14.5 million, were approximately $710.5 million. These net proceeds were used to retire our former credit facility and to repurchase the then outstanding $512.0 million aggregate principal amount of 11% senior subordinated discount notes due 2008. On July 18, 2003, we closed our registered exchange offer of $725.0 million principal amount of our 8 1/2% notes due 2013 for $725.0 million principal amount of our newly issued 8 1/2% notes due 2013, which have been registered under the Securities Act.

Senior Subordinated Notes. On January 19, 2001, we completed the private placement of $350.0 million principal amount of 9 3/8% senior subordinated notes due 2011 under Rule 144A and Regulation S of the Securities Act. The proceeds of the offering, after deducting the initial purchasers’ discount and estimated expenses, were $337.5 million. The 9 3/8% senior subordinated notes due 2011 are guaranteed on a subordinated basis by all of our subsidiaries, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. In addition, Holdings is not a guarantor of the 9 3/8% notes. The indenture for the notes contains customary covenants, including covenants that may limit our ability to pay dividends to Holdings, make investments or incur additional debt. The indenture also contains customary events of default. On June 15, 2001, we closed our registered exchange offer of $350.0 million principal amount of our 9 3/8% senior subordinated notes due 2011 for $350.0 million principal amount of our newly issued 9 3/8% senior subordinated notes due 2011, which have been registered under the Securities Act.

        On November 14, 2001, we completed the private placement of $400.0 million principal amount of 8 3/4% senior subordinated notes due 2011 under Rule 144A and Regulation S of the Securities Act. The proceeds of the offering, after deducting the initial purchasers’ discount and estimated expenses, were approximately $390.0 million. The 8 3/4% senior subordinated notes due 2011 are guaranteed on a subordinated basis by all of our subsidiaries, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. In addition, Holdings is not a guarantor of the 8 3/4% notes. The indenture for the notes contains customary covenants, including covenants that may limit our ability to pay dividends to Holdings, make investments or incur debt. The indenture also contains customary events of default. On February 14, 2002, we closed our registered exchange offer of $400.0 million principal amount 8 3/4% senior subordinated notes due 2011 for $400.0 million principal amount of newly issued 8 3/4% senior subordinated notes due 2011, which have been registered under the Securities Act.

On May 30, 2003, we commenced a tender offer to purchase any and all of our then outstanding $512.0 million aggregate principal amount 11% subordinated notes. On June 13, 2003, we used a portion of the proceeds from the sale of the 8 1/2% notes to purchase approximately $408.6 million principal amount 11% subordinated notes deemed to have been validly tendered pursuant to the tender offer for aggregate cash consideration of approximately $438.3 million, representing the tender offer consideration plus accrued and unpaid interest from the last interest payment date to, but excluding, June 13, 2003. In accordance with the terms of the indenture governing the 11% subordinated notes, we redeemed the remaining $103.4 million aggregate principal amount of outstanding 11% subordinated notes on July 14, 2003, the redemption date, for $111.4 million in the aggregate, which amount consisted of a redemption price of 105.5% of the principal amount of the 11% subordinated notes plus accrued and unpaid interest to, but not including, the redemption date. In connection with the repurchase of and redemption of the 11% subordinated notes, we incurred total costs of approximately $37.5 million for the year ended December 31, 2003, which primarily included the tender offer premium, tender offer fee and write-off of deferred financing costs related to the 11% subordinated notes.

Credit Ratings. Our credit ratings impact our ability to obtain short and long-term financing and the cost of such financing. In determining our credit ratings, the rating agencies consider a number of factors, including our profitability, operating cash flow, total debt outstanding, interest requirements, liquidity needs and availability of liquidity. Other factors considered may include our business strategy, the condition of our industry and our position within the industry. Although we understand that these are among the factors considered by the rating agencies, each agency might calculate and weigh each factor differently. A rating is not a recommendation to buy, sell or hold a security, and ratings are subject to revision at any time by the assigning agency.

Our credit ratings as of December 31, 2003 were as follows:

Rating Agency	Senior Debt Rating	Subordinated Debt Rating	Outlook
Moody’s	B2	B3	Negative
Standard & Poor’s	B+	B-	Negative

More information about Moody’s and Standard and Poor’s ratings generally can be found at their respective websites at http://www.moodys.com and http://www.standardandpoors.com. The information at these websites is not part of this annual report, has not been reviewed or verified by us and is referenced for information purposes only.

Equity Offering. On February 28, 2001, Holdings issued and sold 3,500,000 shares of Class A common stock in a public offering at $32.00 per share and raised approximately $106.1 million, net of $5.9 million of costs.

Historical Cash Flow

As of December 31, 2003, we had $106.0 million in cash and cash equivalents, as compared to $212.5 million in cash and cash equivalents at December 31, 2002. Net working capital was $52.5 million at December 31, 2003 and $172.6 million at December 31, 2002. Cash provided by operating activities was $136.9 million for the year ended December 31, 2003, an increase of $82.6 million, or 152.1%, compared to $54.3 million for the year ended December 31, 2002. The increase in cash provided by operating activities was primarily due to a lower use of cash for working capital, which resulted predominantly from improved collection efforts related to our accounts receivable, improved management of handset models and levels of inventory in our retail stores and warehouse, and more efficient monitoring of our accounts payable. Cash used by investing activities was $174.4 million for the year ended December 31, 2003, a decrease of $62.2 million, or 26.3%, compared to $236.6 million for the year ended December 31, 2002. The decrease in cash used by investing activities was primarily related to a decrease in capital expenditures of $20.0 million and a decrease in FCC license acquisitions of $85.3 million, partially offset by a decrease in the net repayment from Lafayette Communications Company, LLC, a non-consolidated entity, of $43.8 million. Net cash used in financing activities was $69.0 million for the year ended December 31, 2003 as compared to net cash provided by financing activities of $23.7 million for the year ended December 31, 2002. The decrease in net cash provided by financing activities of $92.7 million, or 391.1%, was due primarily to the repayment of our former credit facility and our 11% subordinated notes, which totaled $720.0 million, as well as debt extinguishment costs and interest rate swap extinguishment payments, which totaled $51.7 million, related to the retirement of the former credit facility and our 11% subordinated notes. In addition, net draw downs on our credit facility decreased by $23.0 million as compared to the year ended December 31, 2002. These decreases in cash provided by financing activities were partially offset by proceeds of $710.5 million received from the issuance of our 8 1/2% senior notes during 2003.

As of December 31, 2002, we had $212.5 million in cash and cash equivalents, as compared to $371.1 million in cash and cash equivalents at December 31, 2001. Net working capital was $172.6 million at December 31, 2002 and $283.7 million at December 31, 2001. Cash provided by operating activities was $54.3 million for the year ended December 31, 2002, an increase of $57.6 million compared to $3.3 million of cash used in operating activities for the year ended December 31, 2001. The increase was primarily due to improved performance of our operations resulting from our achievement of certain economies of scale and from the growth in our customer base. Cash used in investing activities was $236.6 million for the year ended December 31, 2002, a decrease of $81.6 million, or 25.6%, compared to

$318.2 million for the year ended December 31, 2001. The decrease in cash used in investing activities was primarily related to a decrease in capital expenditures of $48.8 million, a decrease in investments in and advances to non-consolidated entities of $85.6 million and an increase in repayments from non-consolidated entities of $57.9 million. These decreases were partially offset by increased payments for FCC license acquisitions of $113.7 million, which were made as part of our preparation for our GSM/GPRS network overlay. Capital expenditures were made to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements. Cash provided by financing activities was $23.7 million for the year ended December 31, 2002, a decrease of $667.3 million, or 96.6%, compared to $691.0 million for the year ended December 31, 2002. This decrease was predominantly the result of a decrease in debt issuances and capital contributions from parent, which were $729.0 million and $106.3, respectively, for the year ended December 31, 2001. These decreases in net cash provided by financing activities were partially offset by a decrease in the net repayment of our former credit facility of $170.7 million year over year.

Contractual Obligations and Commercial Commitments

The table below sets forth our best estimates as to the amounts and timing of future contractual payments for our contractual obligations as of December 31, 2003. These disclosures are also included in the notes to the consolidated financial statements, and the relevant footnotes are cross-referenced in the table below. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements and appropriate classification of items under accounting principles generally accepted in the United States, or GAAP, currently in effect. Future events, including additional issuances of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts.

	Payments Due by Period (1) (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	1-2 years	3-5 years	After 5 Years	Footnote Reference
Long-term debt (2)	$1,442,879	$—	$—	$—	$1,442,879	7
Capital lease obligations (3)	2,353	1,444	906	3	—	7
Interest obligations (4)	1,111,531	129,438	258,875	388,312	334,906	7
Operating leases (5)	308,994	48,254	75,695	71,181	113,864	11
Purchase obligations (6)	26,468	25,656	812	—	—	11

Total cash contractual obligations	$2,892,225	$204,792	$336,288	459,496	$1,891,649

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(2)	Amounts are equal to the annual maturities of our long-term debt.

(3)	Amounts are equal to the annual maturities of our capital lease obligations.

(4)	Amounts are equal to total interest payments on our 8 1/2%, 8 3/4% and 9 3/8% notes, and assume the notes are repaid and not refinanced at maturity. Amounts exclude any adjustments related to our interest rate swap agreements or potential drawdowns on our credit facility.

(5)	Represents our commitments associated with operating leases as of December 31, 2003. Payments due reflect fixed rent expense.

(6)	Amounts represent unconditional purchase obligations for network equipment and software related to our GSM/GPRS overlay, as well as certain committed amounts for the support of our administrative systems.

We are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above.

Off Balance Sheet Arrangements

As of December 31, 2003, we had no off balance sheet arrangements.

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report, other than cash cost per user, appear above under “Results of Operations.” A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Year Ended December 31,
Average revenue per user (ARPU)	2001	2002	2003
	(Dollars in thousands, except ARPU)
Service revenue	$387,381	$502,402	$576,359
Subscriber retention credits	8,771	8,510	7,512

Adjusted service revenue	396,152	510,912	583,871
Average subscribers	561,619	759,279	872,250
ARPU	$58.78	$56.07	$55.78

We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and to assist in forecasting our future billable service revenue. ARPU is exclusive of service revenue credits made to retain existing subscribers, as these are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits; therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. ARPU is calculated by dividing service revenue, exclusive of service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For quarterly periods, average subscribers is calculated by adding subscribers at the beginning of the quarter to subscribers at the end of the quarter and dividing by two; for year-to-date periods, average subscribers is calculated by adding the average subscriber amount calculated for the quarterly periods during the period and dividing by the number of quarters in the period.

ARPU, plus roaming revenue less subscriber retention costs	Year Ended December 31,
	2001	2002	2003
	(Dollars in thousands, except ARPU)
Service revenue	$387,381	$502,402	$576,359
Roaming revenue	126,909	175,405	180,314

Service and roaming revenue	514,290	677,807	756,673
Average subscribers	561,619	759,279	872,250
ARPU	$76.31	$74.39	$72.29

We believe ARPU, plus roaming revenue less subscriber retention credits, which calculates the average service and roaming revenue per subscriber, provides a gauge to compare our service and roaming revenue to that of other wireless communications providers that may have significantly more or less subscribers and, therefore, more or less revenue on an aggregate basis. In addition, this metric minus cash costs per user, or CCPU, is an indicator of net cash flow generated on a per subscriber basis.

	Year Ended December 31,
CCPU and CPGA	2001	2002	2003
	(Dollars in thousands, except CCPU and CPGA)
Cost of service	$174,500	$212,221	$244,226
General and administrative expense	123,272	144,808	134,720
Total cost of equipment - transactions with existing subscribers	2,458	18,075	30,321

CCPU operating expenses	300,230	375,104	409,267

Selling expense (1)	104,987	108,321	100,957
Total cost of equipment - transactions with new subscribers (1)	71,055	66,302	74,309

CPGA operating expenses	176,042	174,623	175,266

Termination benefits and other related charges	—	—	2,731
Non-cash compensation	17,191	21,430	28,810
Depreciation and asset disposal	107,508	130,079	148,794
Amortization	19,225	4,926	4,300

Total operating expenses	$620,196	$706,162	$769,168

CCPU operating expenses (from above)	$300,230	$375,104	$409,267
Equipment revenue - transactions with existing subscribers	—	(7,371)	(12,214)

CCPU costs, net	$300,230	$367,733	$397,053
Average subscribers	561,619	759,279	872,250
CCPU	$44.55	$40.36	$37.93

CPGA operating expenses (from above)	$176,042	$174,623	$175,266
Equipment revenue - transactions with new subscribers	(25,810)	(30,807)	(41,212)

CPGA costs, net	$150,232	$143,816	$134,054
Gross subscriber additions	370,358	341,271	306,600
CPGA	$406	$421	$437

We believe that CCPU, which calculates the cash cost to operate our business on a per subscriber basis, is a useful measure to compare our subscriber costs to that of other wireless communications providers. In addition to our subscriber costs, CCPU includes the costs of other carriers’ subscribers roaming on our network. CCPU is calculated as the total of GAAP operating expenses reported on our consolidated statements of operations, less equipment revenue related to transactions with existing subscribers, depreciation and asset disposal, amortization, non-cash compensation, termination benefits and related charges and operating costs incurred to acquire new subscribers (as described below and denoted by (1) in the above table), divided by our average subscribers for the period.

We believe CPGA is a useful measure that quantifies the incremental costs to acquire a new subscriber. This measure also provides a gauge to compare our average acquisition costs per new subscriber to that of other wireless communication providers. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses are excluded from CPGA, as these costs are incurred specifically for existing subscribers.

Relationship with Lafayette Communications Company L.L.C.

On June 20, 2003, the Company acquired 12 personal communication service licenses in two separate transactions from Lafayette for an aggregate fair value of approximately $100.1 million. As a part of these transactions, Triton paid approximately $28.1 million to the FCC to satisfy Lafayette’s outstanding obligations due to the FCC. In addition, all loans receivable from Lafayette to Triton were satisfied in connection with these transactions. These licenses cover populations totaling approximately 4.3 million people, including all of South Carolina and parts of Virginia and Georgia.

On June 30, 2003, Lafayette acquired our 39% ownership interest in Lafayette for nominal consideration, and as a result, we no longer have an interest in or relationship with Lafayette.

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of December 31, 2003, our debt can be categorized as follows:

Fixed interest rates:
Senior notes	$710,205
Senior subordinated notes	$732,674
Subject to interest rate fluctuations:
Bank credit facility	$—

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. Historically, we have selectively entered into interest rate swaps to manage our interest rate exposure. Due to the repayment of our former credit facility on June 13, 2003, we terminated all 13 of our previously existing interest rate swaps for aggregate cash consideration of $23.7 million, which included accrued and unpaid interest though the date of termination.

During fourth quarter of 2003, we entered into three new interest rate swap agreements for an aggregate notional amount of $155.0 million. In addition, we entered into another interest swap in March 2004, which has a notional amount of $115.0 million. Swap counter parties are major commercial banks. Under these interest rate swap contracts, we agree to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled semi-annually.

Information, as of December 31, 2003, for the interest rate swaps is as follows:

	Terms	Notional Amount	Fair Value
Swaps acting as hedges	10/20/2003 - 6/1/2013	$50,000,000	$(277,742)
	10/20/2003 - 6/1/2013	30,000,000	70,085
	11/10/2003 - 6/1/2013	75,000,000	(638,289)

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, this risk is not considered to be material relative to our overall investment income position.

ITEM 8.	FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

TRITON PCS, INC.

R EPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholder of Triton PCS, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Triton PCS, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5, effective January 1, 2002, the Company changed its accounting for intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 6, 2004, except for Note 2,

as to which the date is February 17, 2004

Triton PCS, Inc.

C onsolidated Balance Sheets

(Dollars in thousands)

	December 31, 2002	December 31, 2003
ASSETS:
Current assets:
Cash and cash equivalents	$212,450	$105,966
Accounts receivable, net of allowance for doubtful accounts of $7,008 and $3,839, respectively	68,213	62,939
Accounts receivable – roaming partners	23,037	19,378
Inventory, net	28,510	24,344
Prepaid expenses	8,767	10,980
Other current assets	6,578	7,194

Total current assets	347,555	230,801
Long term assets:
Property and equipment, net	796,503	788,870
Intangible assets, net	395,249	488,883
Investment in and advances to non-consolidated entities	72,019	—
Other long-term assets	6,767	11,379

Total assets	$1,618,093	$1,519,933

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$57,758	$67,462
Accrued liabilities	68,810	73,641
Current portion of long term debt	17,169	1,444
Other current liabilities	31,206	35,709

Total current liabilities	174,943	178,256
Long-term debt:
Capital lease obligations	964	909
Bank credit facility	192,579	—
Senior notes	—	710,205

Senior long-term debt	193,543	711,114
Subordinated notes	1,219,720	732,674

Total long-term debt	1,413,263	1,443,788

Deferred income taxes	35,609	45,956
Deferred revenue	3,051	2,663
Fair value of derivative instruments	23,819	846
Asset retirement obligation Deferred gain on sale of property and equipment	— 27,072	1,850 25,882

Total liabilities	1,677,757	1,699,241
Commitments and contingencies (Note 11)	—	—
Stockholder’s deficit:
Common Stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of December 31, 2002 and December 21, 2003	—	—
Additional paid-in capital	741,872	730,965
Accumulated deficit	(721,523)	(875,493)
Accumulated other comprehensive loss	(5,459)	—
Deferred compensation	(74,554)	(34,780)

Total stockholder’s deficit	(59,664)	(179,308)

Total liabilities and stockholder’s deficit	$1,618,093	$1,519,933

See accompanying notes to consolidated financial statements.

Triton PCS, Inc.

C onsolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	For the Year Ended December 31,
	2001	2002	2003
Revenues:
Service	$387,381	$502,402	$576,359
Roaming	126,909	175,405	180,314
Equipment	25,810	38,178	53,426

Total revenues	540,100	715,985	810,099
Expenses:
Costs of service (excluding the below amortization, excluding depreciation of $90,851, $114,007 and $130,639, and excluding noncash compensation of $2,544, $3,646 and $3,300, respectively)	174,500	212,221	244,226
Cost of equipment	73,513	84,377	104,630
Selling, general and administrative (excluding depreciation of $16,657, $16,072 and $18,155, and excluding noncash compensation of $14,647, $17,784 and $25,510, respectively)	228,259	253,129	235,677
Termination benefits and other related charges	—	—	2,731
Non-cash compensation	17,191	21,430	28,810
Depreciation and asset disposal	107,508	130,079	148,794
Amortization	19,225	4,926	4,300

Income (loss) from operations	(80,096)	9,823	40,931
Interest expense	(117,499)	(144,086)	(141,210)
Other expense	(18,034)	(7,693)	(2,898)
Debt extinguishment costs	—	—	(41,171)
Interest and other income	18,322	6,292	2,285

Loss before taxes	(197,307)	(135,664)	(142,063)
Income tax provision	(1,083)	(24,650)	(11,907)

Net loss	($198,390)	($160,314)	($153,970)
Other comprehensive income (loss), net of tax:
Cumulative effect of change in accounting principle	($4,162)	$—	$—
Unrealized gain (loss) on derivative instruments	(3,498)	2,201	1,429
Plus: reclassification adjustment for previous unrealized losses	—	—	4,030

Comprehensive loss	($206,050)	($158,113)	($148,511)

See accompanying notes to consolidated financial statements.

Triton PCS, Inc.

C onsolidated Statement of Stockholder’s Equity (Deficit) and Member’s Capital

(Dollars in thousands)

	Common Stock Shares	Amount	Additional Paid - In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2000	100	$—	$564,665	$(42,193)	$—	$(362,819)	$159,653

Capital contributions from parent	—	—	105,056	—	—	—	105,056
Deferred compensation	—	—	67,852	(67,852)	—	—	—
Non-cash compensation	—	—	—	17,426	—	—	17,426
Fair value of cash flow hedges	—	—	—	—	(7,660)	—	(7,660)
Net loss	—	—	—	—	—	(198,390)	(198,390)

Balance at December 31, 2001	100	$—	$737,573	$(92,619)	$(7,660)	$(561,209)	$76,085

Capital contributions from parent	—	—	934	—	—	—	934
Deferred compensation	—	—	3,365	(3,365)	—	—	—
Non-cash compensation	—	—	—	21,430	—	—	21,430
Fair value of cash flow hedges	—	—	—	—	2,201	—	2,201
Net loss	—	—	—	—	—	(160,314)	(160,314)

Balance at December 31, 2002	100	$—	$741,872	$(74,554)	$(5,459)	$(721,523)	$(59,664)

Capital contributions from parent	—	—	57	—	—	—	57
Deferred compensation	—	—	(10,964)	10,964	—	—	—
Non-cash compensation	—	—	—	28,810	—	—	28,810
Fair value of cash flow hedges	—	—	—	—	5,459	—	5,459
Net loss	—	—	—	—	—	(153,970)	(153,970)

Balance at December 31, 2003	100	$—	$730,965	$(34,780)	$—	$(875,493)	$(179,308)

See accompanying notes to consolidated financial statements

Triton PCS, Inc.

C onsolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	($198,390)	($160,314)	($153,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	126,733	135,005	153,094
Accretion of interest	48,271	53,969	21,662
Loss on equity investment	718	1,761	875
Bad debt expense	12,103	18,889	8,530
Non-cash compensation	17,191	21,430	28,810
Deferred income taxes	—	23,674	10,347
Loss on debt extinguishment	—	—	41,171
Loss on derivative instruments	12,924	5,436	2,023
Change in operating assets and liabilities
Accounts receivable	(29,944)	(41,454)	403
Inventory	(8,165)	(33)	4,166
Prepaid expenses and other current assets	(5,664)	(2,562)	(2,709)
Intangible and other assets	379	680	(3,489)
Accounts payable	(11,937)	(8,104)	15,079
Accrued payroll and liabilities	3,661	(1,734)	5,369
Deferred revenue	7,908	7,371	1,669
Accrued interest	18,928	286	2,633
Other liabilities	1,963	(29)	1,256

Net cash provided by (used in) operating activities	(3,321)	54,271	136,919

Cash flows from investing activities:
Capital expenditures	(214,713)	(165,935)	(145,874)
Proceeds from sale of property and equipment, net	201	72	738
Net investments in and advances to non-consolidated entity	(100,484)	(14,922)	(875)
Repayments from non-consolidated entity	—	57,873	58
Acquisition of FCC licenses	—	(113,705)	(28,413)
Other	(3,185)	(20)	—

Net cash used in investing activities	(318,181)	(236,637)	(174,366)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discount	728,995	—	710,500
Borrowings under credit facility	281,000	65,000	—
Payments under credit facility	(428,750)	(42,039)	(207,961)
Payments of subordinated debt	—	—	(511,989)
Payment of debt extinguishment costs	—	—	(31,342)
Change in bank overdraft	8,595	3,627	(3,171)
Payment of deferred transaction costs	(1,142)	—	—
Payment of deferred financing costs	(1,899)	(1,480)	(2,680)
Extinguishment of interest rate swaps	—	—	(20,383)
Advances to related-party, net	(177)	(181)	(120)
Capital contributions from parent	106,324	934	57
Principal payments under capital lease obligations	(1,973)	(2,133)	(1,948)

Net cash provided by (used in) financing activities	690,973	23,728	(69,037)

Net increase (decrease) in cash and cash equivalents	369,471	(158,638)	(106,484)
Cash and cash equivalents, beginning of period	1,617	371,088	212,450

Cash and cash equivalents, end of period	$371,088	$212,450	$105,966

See accompanying notes to consolidated financial statements

TRITON PCS, INC.

N OTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2002 and 2003

(1) Summary of Operations and Significant Accounting Policies

Triton PCS Inc. (“Triton”) is a wholly-owned subsidiary of Triton PCS Holdings, Inc. (“Holdings”); Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company, Inc. are each wholly-owned subsidiaries of Triton. Triton has no independent assets or operations, and all of Triton’s subsidiaries, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C., have guaranteed on a full, unconditional and joint and several basis Triton’s 8 1/2% senior notes due 2013 (the “8 1/2% Notes”), its 9 3/8% senior subordinated notes due 2011 (the “9 3/8% Notes”) and its 8 3/4% senior subordinated notes due 2011 (the “8 3/4% Notes”). The 8 1/2% Notes are effectively subordinated in right of payment to all of Triton PCS’ senior secured debt, including the current revolving credit facility (the “Current Credit Facility”). The 9 3/8% Notes and the 8 3/4% Notes constitute unsecured obligations of Triton and rank subordinate in right of payment to all of Triton’s existing and future senior debt, including the 8 1/2% Notes and the Current Credit Facility.

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

The Company began generating revenues from the sale of personal communications services in the first quarter of 1999 as part of its initial personal communications services network build-out. The Company offers service in all 37 markets in its licensed area. As of December 31, 2003, the Company’s network in these markets included 2,267 TDMA cell sites and seven TDMA switches. In addition, the Company has overlaid approximately one-half of its cell sites with GSM/GPRS technology and has deployed two GSM/GPRS switches.

(b) Liquidity and Capital Resources

The construction of the Company’s network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. The Company may have additional capital requirements, which could be substantial for future upgrades due to advances in new technology.

The Company’s credit facility, as amended, will provide the Company with the ability, subject to various terms and conditions, including compliance with specified leverage ratios, to borrow an additional $100.0 million as of December 31, 2003, to finance working capital requirements, capital expenditures, permitted acquisitions and other corporate purposes. The Company believes that cash on hand and available credit facility borrowings will be sufficient to meet the Company’s projected capital requirements through 2004. Although management estimates that these funds will be sufficient to finance its continued growth, it is possible that additional funding will be necessary, which could include equity or debt offerings.

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

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with initial maturities of three months or less. The Company maintains cash balances at financial institutions, which at times exceed the $100,000 Federal Deposit Insurance Corporation limit. Bank overdraft balances are classified as a current liability.

(e) Inventory

         Inventory, consisting primarily of wireless handsets and accessories held for resale, is valued at lower of cost or market. Cost is determined by the first-in, first-out method. Market is determined using replacement cost. Losses on sales of wireless phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(g) Investment in PCS Licenses

Investments in PCS licenses are recorded at their estimated fair value at the time of acquisition. As there is an observable market for PCS licenses and an indefinite life, the Company believes that FCC licenses qualify as indefinite life intangibles. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, investments in PCS licenses are tested for impairment annually or more frequently if events or changes in circumstances indicate that the PCS licenses may be impaired, rather than amortized on a straight-line basis over 40 years (see Note 5). The impairment test consists of a comparison of the fair value with the carrying value.

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

(i) Long-Lived Assets

Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, which are ten to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. In addition, the Company capitalizes interest on expenditures related to the build-out of its network. Expenditures for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the statement of operations. Capital leases are included under property and equipment with the corresponding amortization included in accumulated depreciation. The related financial obligations under the capital leases are included in current and long-term obligations. Capital leases are amortized over the useful lives of the respective assets.

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

(j) Deferred Gain on Sale of Property and Equipment

In 1999, the Company sold and transferred 187 of its towers, related assets and certain liabilities to American Tower Corporation (“ATC”). The purchase price was $71.1 million, reflecting a price of $380,000 per tower. The Company also entered into a master lease agreement with ATC, in which the Company agreed to pay ATC monthly rent for the continued use of the space that the Company occupied on the towers prior to the sale. The initial term of the lease was for 12 years. The carrying value of the towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 was recognized immediately to reflect the portion of the gain in excess of the present value of the future minimum lease payments, and $32.1 million was deferred and is being recognized over operating lease terms. As of December 31, 2003, $5.0 million has been amortized.

(k) Revenue Recognition

Revenues from operations consist of charges to customers for activation, monthly access, airtime, roaming charges, long-distance charges, and equipment sales as well as revenues earned from other carriers’ customers using the Company’s network. Revenues are recognized as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier’s customers using the Company’s systems. In accordance with EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” in a subscriber activation, the total proceeds are allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, the activation fee collected, up to the amount of the equipment margin, is recognized immediately as equipment revenue. Any subscriber activation fee collected in excess of the equipment

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

margin is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services we offer and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

(l) Income Taxes

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

(m) Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS No. 133. Derivatives, which qualify as a cash-flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in Accumulated Other Comprehensive Income and reclassified into earnings as the underlying hedge items affect earnings. Financial instruments, which do not qualify as a cash flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are recorded as other income or expense on the income statement. Derivatives, which qualify as a fair value hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in adjustments to the carrying value of the matched debt. As of December 31, 2003 all of the Company’s derivatives, which consisted of interest rate swaps, were classified as fair value hedges. (see Note 9)

(n) Advertising Costs

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to $36.3 million in 2001, $35.2 million in 2002 and $32.6 million in 2003.

(o) Concentrations of Credit Risk

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

(p) Stock Compensation

The Company accounts for grants of Holdings’ restricted stock to employees under the fair value method of SFAS No. 123 by recording deferred compensation based upon the stock’s fair value at the date of issuance (see Note 3 for a description of Holdings’ stock compensation plans). The Company amortizes deferred compensation over the respective vesting period.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company accounts for Holdings’ stock compensation related to Holdings’ employee stock purchase plan under the intrinsic value method of Accounting Principles Board Opinion 25. Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for stock issued under Holdings’ employee stock purchase plan. With regard to the pro forma net loss, there was no offsetting impact to the tax provision related to pro forma compensation expense because of historical net losses and recognition of a valuation allowance against the associated net operating loss carryforwards. Assumptions, for the year ended December 31, 2003, include an expected life of three months, weighted average risk-free interest rate of 1.2%, a dividend yield of 0.0% and expected volatility of 150%. For the year ended December 31, 2002, assumptions included an expected life of three months, weighted average risk-free interest rate between 1.6% - 1.8%, a dividend yield of 0.0% and expected volatility between 42% - 141%. For the year ended December 31, 2001, assumptions included an expected life of three months, weighted average risk-free interest rate between 2.2% - 5.7%, dividend yield of 0.0% and expected volatility between 70% - 78%. Had compensation expense for grants of stock-based compensation been determined consistent with SFAS No. 123, the pro forma net loss would have been:

	December 31,
	2001	2002	2003
	(Dollars in thousands)
Net loss as reported	$(198,390)	$(160,314)	$(153,970)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	17,191	21,430	28,810
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,466)	(21,712)	(28,834)
Pro forma net loss	(198,665)	(160,596)	(153,994)

(q) Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(2) AT&T Transaction

On October 8, 1997, Triton entered into a Securities Purchase Agreement with AT&T Wireless PCS LLC (as successor to AT&T Wireless PCS, Inc.) (“AT&T Wireless PCS”) and the stockholders of Triton, whereby Triton was to become the exclusive provider of wireless mobility services in AT&T’s Southeast region.

On February 4, 1998, Triton executed a Closing Agreement with AT&T Wireless PCS and the other stockholders of Triton finalizing the transactions contemplated in the Security Purchase Agreement. Pursuant to the Closing Agreement, Holdings’ issued 732,371 shares of Series A convertible preferred stock and 366,131 shares of Series D convertible preferred stock to AT&T Wireless PCS in exchange for 20 MHz A and B block PCS licenses covering certain areas in the southeastern United States and the execution of certain related agreements, as further described below. The fair value of the FCC licenses was $92.8 million. This amount is substantially in excess of the tax basis of such licenses, and accordingly, the Company recorded a deferred tax liability, upon the closing of the transaction.

In accordance with the Closing Agreement, the Company and AT&T Wireless PCS and the other stockholders of Holdings consented to executing the following agreements:

(a) Stockholders’ Agreement

The Stockholders’ Agreement expires on February 4, 2009. The agreement was amended and restated on October 27, 1999 in connection with Holdings’ initial public offering and includes the sub-agreements listed below:

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

         Exclusivity - None of Holdings’ stockholders who are party to the Stockholders’ Agreement, or their affiliates, will provide or resell, or act as the agent for any person offering, within the defined territory wireless mobility telecommunications services initiated or terminated using frequencies licensed by the Federal Communications Commission (“FCC”) and Time Division Multiple Access or, in certain circumstances such as if AT&T Wireless PCS and its affiliates move to a successor technology in a majority of the defined southeastern region, a successor technology (“Company Communications Services”), except AT&T Wireless PCS and its affiliates may (i) resell or act as agent for the Company in connection with the provision of Company Communications Services, (ii) provide or resell wireless telecommunications services to or from certain specific locations, and (iii) resell Company Communications Services for another person in any area where the Company has not placed a system into commercial service, provided that AT&T Wireless PCS has provided the Company with prior written notice of AT&T Wireless PCS’s intention to do so and only dual band/dual mode phones are used in connection with such resale activities.

Preferred Provider Status - With respect to the markets listed in the Roaming Agreement, Holdings and AT&T Wireless PCS agreed to cause their respective affiliates in their home carrier capacities to program and direct the programming of customer equipment so that the other party in its capacity as the serving carrier is the preferred provider in such markets, and refrain from inducing any of its customers to change such programming.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Build-out - The Company is required to conform to certain requirements regarding the construction of the Company’s PCS system. In the event that the Company breaches these requirements, AT&T Wireless may terminate its exclusivity provisions. This provision has been satisfied.

Disqualifying Transactions - In the event of a merger, asset sale or consolidation, as defined, involving AT&T Corp. or its affiliates and another person that derives from telecommunications businesses annual revenues in excess of $5.0 billion, derives less than one third of its aggregate revenues from wireless telecommunications, and owns FCC licenses to offer wireless mobility telecommunications services to more than 25% of the population within the Company’s territory (the “AT&T Corporation Merger Party”), AT&T Wireless PCS and the Company have certain rights. AT&T Wireless PCS may terminate its exclusivity in the territory in which the AT&T Corporation Merger Party overlaps that of the Company. In the event that AT&T Wireless PCS proposes to sell, transfer or assign to a non-affiliate its PCS system owned and operated in the Charlotte, NC; Atlanta, GA; Baltimore, MD; and Washington, DC, basic trading areas, then AT&T Wireless PCS will provide the Company with the opportunity for a 180-day period to have AT&T Wireless PCS jointly market the Company’s licenses that are included in the major trading area that AT&T Wireless PCS is requesting to sell.

(b) License Agreement

Pursuant to a Network Membership License Agreement, dated February 4, 1998 (as amended, the “License Agreement”), between AT&T Corp. and the Company, AT&T Corp. granted to the Company a royalty-free, nontransferable, nonsublicensable, limited right, and license to use certain licensed marks (the “Licensed Marks”) solely in connection with certain licensed activities. The Licensed Marks include the logo containing the AT&T and globe design and the expression “Member, AT&T Wireless Services Network”. The License Agreement also grants to the Company the right and license to use Licensed Marks on certain permitted mobile phones. The licensed activities include (i) the provision to end-users and resellers, solely within the defined territory, of Company Communications Services on frequencies licensed to the Company for Commercial Mobile Radio Services provided in accordance with the AT&T PCS contributed licenses and permitted cellular licenses (collectively, the “Licensed Services”) and (ii) marketing and offering the Licensed Services within the defined territory.

The License Agreement had an initial five-year term, which expired on February 4, 2003. The agreement has since been renewed through February 4, 2005. The agreement was also amended to include automatic renewals for one-year terms unless AT&T notifies the Company of its intention to terminate the agreement. The license may be terminated at any time in the event of the Company’s significant breach, including the Company’s misuse of any Licensed Marks, the Company’s license or assignment of any of the rights in the License Agreement, the Company’s failure to maintain AT&T quality standards or if the Company experiences a change of control. The License Agreement, along with the Exclusivity and Resale Agreements, had a fair value of $8.4 million and $11.9 million, respectively, with an estimated useful life of 10 years. Amortization commenced upon the effective date of the Agreements.

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

On October 4, 2002, AT&T Wireless Services and the Company entered into a supplement to their Roaming Agreement. The supplement primarily provides pricing, which rates shall be kept reasonably competitive in each geographic area, for the use of one party’s Global Systems for Mobile Communications/General Packet Radio Service (“GSM/GPRS”) network by another party’s GSM/GPRS subscribers. The supplement has a four-year term and, unless either party provides the other with no less than 90 days notice prior to the expiration of the initial four-year term, thereafter continues month-to-month subject to termination by either party on 90 days notice.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

AT&T Wireless PCS or any subsequent holder of the Series A preferred stock (the “Series A Stock”) is bound by the material rights and obligations in the aforementioned agreements. The Company reserves all rights with respect to any transfer of Holdings’ Series A preferred stock.

On February 17, 2004, AT&T Wireless and Cingular Wireless entered into an Agreement and Plan of Merger. The merger agreement filed with the SEC provides that Cingular Wireless has agreed to acquire all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless, with AT&T Wireless as the surviving corporation of the merger. The proposed transaction is subject to the receipt of various governmental and regulatory consents and approvals. If and when AT&T Wireless becomes a subsidiary of Cingular Wireless through this merger, all rights and obligations associated with Holdings’ Series A preferred stock would, by operation of law, continue to apply to AT&T Wireless PCS as holder of the Series A preferred stock.

Subsequent to the proposed merger, AT&T Wireless and its affiliates, including Cingular, may reconsider AT&T Wireless’ use of the AT&T brand. Any changes in use of the brand may affect the benefits provided under the co-branding arrangement (see “License Agreement” above), which expires in February 2005. The Company will evaluate the prospective effects of the proposed merger on the License Agreement prior to such expiration.

The Company will continue to evaluate the potential effects of the proposed merger on all other material agreements, including an evaluation of the appropriateness of the useful lives and potential impairments on related intangible assets, as facts and circumstance become known.

(3) Stock Compensation and Employee Benefits

Restricted Awards:

Holdings’ has made grants of restricted stock to provide incentive to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under the stock and incentive plan and deferred compensation is recorded for these awards based upon the stock’s fair value at the date of issuance. Grants generally vest over a four to five year period.

The following table summarizes restricted stock activity in 2001, 2002 and 2003 respectively:

(Dollars in thousands, except share amounts)	Deferred Compensation	Restricted Incentive Plan Shares Available	Restricted Incentive Plan Shares Issued	Per Share Average Grant Price
January 1, 2001	$42,193	1,830,429	1,624,066

Additional Incentive Plan shares authorized		1,500,000
Restricted stock grants	$74,985	(1,904,505)	1,904,505	$39.37
Restricted stock forfeitures	($7,133)	250,921	(250,921)
Amortization of deferred compensation	($17,426)

December 31, 2001	$92,619	1,676,845	3,277,650

Restricted stock grants	$7,379	(845,070)	845,070	$8.33
Restricted stock forfeitures	($4,014)	135,617	(135,617)
Amortization of deferred compensation	($21,430)

December 31, 2002	$74,554	967,392	3,987,103

Restricted stock grants	$3,123	(1,002,628)	1,002,628	$3.12
Restricted stock forfeitures	($14,087)	508,472	(508,472)
Amortization of deferred compensation	($28,810)

December 31, 2003	$34,780	473,236	4,481,259

         In 2002, Holdings entered into Director Stock Award Agreements with four of its non-employee directors, Scott I. Anderson, John D. Beletic, Arnold L. Chavkin and Rohit M. Desai. Each such director received an award of 11,250 shares of Class A common stock for service on the Board of Directors and an additional 6,250 shares for service on each of the Audit Committee and Compensation Committee. Accordingly, Mr. Anderson and Mr. Beletic each received total awards of 17,500 shares under agreements dated as of June 24, 2002, recognizing their service on the audit committee and the compensation committee, respectively, and Mr. Chavkin and Mr. Desai each received a total award of 23,750 shares under agreements dated as of July 1, 2002, recognizing their service on both committees. Each award vests in equal installments over a five-year period, with the first installment vesting on June 1, 2003, and the awards vest under certain circumstances involving a change of control. Deferred compensation of approximately $0.3 million was recorded based on the market value at the date of grant. Upon each director’s termination of service as a member of

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Holdings’ Board of Directors for any reason, the director has agreed to forfeit any unvested shares, subject to the exception that if the director is not nominated to serve as a member of the Board of Directors when his term expires or if nominated, does not receive the requisite vote to be elected, the director will be deemed to have served on the Board of Directors as of the vesting date closest to the relevant annual meeting of Holdings’ stockholders.

401(k) Savings Plan:

The Company’s employees are eligible to participate in a 401(k) savings plan (the “Savings Plan”) which permits employees to make contributions to the Savings Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the next quarterly open enrollment after 90 days of service. The Company matches a portion of the voluntary employee contributions. The cost of the Savings Plan charged to expense was $1,172,000 in 2001, $1,303,000 in 2002 and $1,242,000 in 2003.

Employee Stock Purchase Plan:

Holdings’ has an Employee Stock Purchase Plan (the “Plan”), which was suspended as of January 2003, pursuant to which employees were able to purchase shares of Holdings’ Class A common stock. Under the terms of the Plan, Holdings’ Stock Plan Committee establishes offering periods during each calendar year in which employees can participate. The purchase price is determined at the discretion of the Stock Plan Committee but shall not be less than the lesser of: (i) 85% of the fair market value on the first business day of each offering period or (ii) 85% of the fair market value on the last business day of the offering period. Holdings issued 38,167 shares of Class A common stock, at an average per share price of $26.69 in 2001; 202,704 shares of Class A common stock, at an average per share price of $4.52 in 2002 and 36,504 shares of Class A common stock, at an average per share price of $1.57, in January 2003. Following these issuances, Holdings’ has 440 shares available under the employee stock purchase plan.

(4) Property and Equipment

	December 31,
	2002	2003
	(Dollars in thousands)
Property and equipment:
Land	$377	$377
Network infrastructure and equipment	1,004,323	1,141,200
Furniture, fixtures and computer equipment	89,208	98,134
Capital lease assets	8,454	8,946
Construction in progress	37,647	22,843

	$1,140,009	$1,271,500
Less accumulated depreciation	(343,506)	(482,630)

Property and equipment, net	$796,503	$788,870

Depreciation for the years ended December 31, 2001, 2002 and 2003 totaled $107.3 million, $126.2 million and $144.4 million, respectively. During the years ended December 31, 2001, 2002 and 2003, the Company incurred charges of $0.2 million, $3.9 million and $4.4 million, respectively, as the result of losses on the sale of property and equipment, charges to accelerate depreciation on certain assets as a result of management’s decision not to complete the construction of certain network infrastructure and cell site equipment deemed obsolete. These charges are included in depreciation and asset disposal expense in the statement of operations and comprehensive loss.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for its recorded amount or incurs a gain or loss.

         Triton is subject to asset retirement obligations associated with its cell site operation leases, which are subject to the provisions of SFAS No. 143. Cell site lease arrangements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. In addition to cell site operating leases, leases related to retail and administrative locations are subject to the provisions of SFAS No. 143.

Upon adoption, Triton recorded an asset retirement obligation of $1.2 million and capitalized the same amount by increasing the related assets’ carrying costs. In addition, $0.7 million of accretion expense was recorded to increase the asset retirement obligation to its present value.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2003, there were no liabilities settled or changes in cash flow estimates used to establish this obligation. No assets are legally restricted for the purposes of settling asset retirement obligations.

(5) Intangible Assets

On January 1, 2002, the Company adopted SFAS, No. 142, “Goodwill and Other Intangible Assets”. With the adoption of SFAS No. 142, FCC licenses are classified as having an indefinite life and are no longer subject to amortization. As an asset with an indefinite life, the licenses are subject to at least an annual assessment for impairment. All of the Company’s FCC licenses are aggregated for the purpose of performing the impairment test as they are operated as a single asset, and, as such are essentially inseparable from one another. The Company has evaluated these assets, and based upon a discounted future cash flows model, the FCC licenses are not impaired.

The elimination of FCC license amortization would have reduced net loss by approximately $6.9 million for the year ended December 31, 2001. The pro forma net loss information is shown below as if the provisions of SFAS No. 142 were in effect for fiscal year 2001.

	December 31,
	2001	2002	2003
	Pro forma	Actual	Actual
	(Dollars in thousands)
Net Loss:
Reported net loss	($198,390)	($160,314)	($153,970)
Add back: FCC license amortization	$6,943	—	—

Adjusted net loss	($191,447)	($160,314)	($153,970)

The following table summarizes the Company’s intangible assets as of December 31, 2002 and 2003, respectively.

	December 31,		Amortizable Lives
	2002	2003
	(Dollars in thousands)
PCS Licenses	$392,922	$493,296	Indefinite
AT&T agreements	26,026	26,026	10-20 years
Bank financing	17,706	4,522	5-10 years
Exclusivity agreement	2,964	164	1-3 years
Trademark	64	64	40 years
Other	3,357	3,163	1-10 years

	443,039	527,235
Less: accumulated amortization	(47,790)	(38,352)

Intangible assets, net	$395,249	$488,883

Amortization of intangibles for the years ended December 31, 2001, 2002 and 2003 totaled $23.8 million, $7.5 million and $10.2 million, respectively. AT&T agreements, trademarks and other intangible asset amortization, which is recorded as amortization expense on the consolidated statement of operations and comprehensive loss, was $2.7 million, $2.9 million and $2.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. Bank financing amortization, which is recorded as interest expense or debt extinguishment costs, as applicable, on the consolidated statement of operations and comprehensive loss was $5.6 million, $1.8 million and $5.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. Exclusivity agreement amortization, which is recorded as contra equipment revenue on the consolidated statement of operations and comprehensive loss, was $1.1 million, $2.8 million and $2.0 million for the years ended December 31, 2001, 2002, and 2003, respectively. In addition, during 2001, the Company recorded an additional $14.4 million of amortization expense, which was comprised of $7.0 million of amortization of the Company’s FCC licenses prior to the adoption of SFAS No. 142 and $7.4 million of amortization of its subscriber lists.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated aggregate amortization of intangibles for the next five years is as follows:

(000s)
2004	$3,499
2005	3,328
2006	3,219
2007	3,094
2008	1,060

(6) Detail of Certain Liabilities

The following table summarizes certain current liabilities as of December 31, 2002 and 2003, respectively.

	December 31,
	2002	2003
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$25,892	$22,721
Accrued payroll and related expenses	16,282	13,831
Accrued expenses	5,999	13,819
Accrued interest	20,637	23,270

Total accrued liabilities	$68,810	$73,641

Other current liabilities:
Deferred revenue	$19,548	$21,605
Deferred gain on sale of property and equipment	1,190	1,190
Security deposits	10,468	12,914

Total other current liabilities	$31,206	$35,709

(7) Long-Term Debt

The following table summarizes the Company’s borrowings as of December 31, 2002 and 2003, respectively.

	December 31,
	2002	2003
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligaitons	$1,787	$1,444
Current portion of bank credit facility	15,382	—

Total current portion of long-term debt	17,169	1,444

Long-term debt:
Captial lease obligations	$964	$909
Bank credit facility	192,579	—
8 1/2% senior notes	—	710,205
11% senior subordinated discounted notes	488,590	—
9 3/8% senior subordinated notes	339,495	340,395
8 3/4% senior subordinated notes	391,635	392,279

Total long-term debt	1,413,263	1,443,788
Total debt	$1,430,432	$1,445,232

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest expense, net of capitalized interest was $117.5 million, $144.1 million and $141.2 million for the years ended December 31, 2001, 2002 and 2003, respectively. The Company capitalized interest of $5.9 million, $4.2 million and $1.7 million in the years ended December 31, 2001, 2002 and 2003 respectively. The weighted average interest rate for total debt outstanding during 2002 and 2003 was 9.69% and 9.06% respectively. The average rate at December 31, 2002 and 2003 was 9.70% and 8.40%, respectively. The Company is in compliance with all required covenants as of December 31, 2003.

Aggregate maturities are as follows:

(000s)
2004	$1,444
2005	877
2006	29
2007	3
2008	—
Thereafter	1,442,879

Total	$1,445,232

Old Credit Facility

The Company repaid all outstanding borrowings and retired its then existing credit facility with a portion of the proceeds from the sale of the 8 1/2% notes on June 13, 2003. In connection with the retirement of this credit facility, the Company wrote-off deferred financing costs of approximately $3.7 million for the year ended December 31, 2003.

New Credit Facility

On June 13, 2003, Triton and Holdings, (collectively referred to as the “Obligors”) entered into a credit agreement with Lehman Commercial Paper Inc., CoBank, ACB, Citicorp North America, Inc., Chase Lincoln First Commercial Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, whom the Obligors refer to as the lenders, and Lehman Brothers Inc., CoBank, ACB and Citigroup Global Markets Inc. as joint-lead arrangers, pursuant to which the lenders agreed to lend to us up to $100 million in revolving credit loans. The following is a summary of certain of the provisions of the new credit facility.

All loans made under the new credit facility will be due on June 30, 2008.

The Obligors’ obligations under the new credit facility are guaranteed by all of their domestic subsidiaries, other than the special purpose subsidiaries that hold the Obligors’ real property and leasehold interests and their FCC licenses, and are secured by liens and security interests in substantially all of Triton and its subsidiaries’ personal property and by a pledge by Holdings’ of its capital stock and by a pledge of the capital stock and membership interests of each of Holdings’ domestic subsidiaries, including the membership interests of the non-guarantor subsidiaries. The proceeds of the loans will be available for general corporate purposes.

The loans will bear interest at either LIBOR, the London interbank offered rate, plus an applicable margin of initially 2.75%, or an adjusted base rate, plus an applicable margin of initially 1.50%, at the Company’s option. The applicable margin will fluctuate from and after January 1, 2004, depending on the Company’s credit rating. The Company will also be required to pay a fee of 0.5% on the unused portion of the revolving credit commitment.

The credit facility contains customary financial covenants that will become effective only upon the initial drawing under the credit facility, including a minimum interest coverage ratio of 1.25:1, a maximum senior leverage ratio of 4.25:1 at any time prior to January 1, 2004, and 4.00:1 at any time after December 31, 2003, a maximum total leverage ratio of 7.50:1 and a limit on capital expenditures, as well as customary representations and warranties and affirmative and negative covenants. The credit facility contains restrictions on the Obligor’s, the Obligor’s subsidiaries’ and Holdings’ ability to dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends, make capital distributions, create liens on assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates and otherwise restrict corporate activities. The Obligors do not expect that such covenants will materially impact their ability or the ability of their subsidiaries to operate their respective businesses.

The credit facility permits, subject to certain limitations, the cash payment of dividends on Holdings’ preferred stock, the redemption of the Holdings’ preferred stock and the Company’s senior and subordinated debt and, subject to certain limitations, Holdings’ common stock.

        The new credit facility contains customary events of default, including the failure to pay principal when due or any interest or other amount that becomes due within a period of time after the due date thereof, any representation or warranty being made that is incorrect in any material respect on

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

or as of the date made, a default in the performance of any negative covenants, a default in the performance of certain other covenants or agreements for a specified period, certain insolvency events, certain change of control events and cross-defaults to other indebtedness.

As of December 31, 2003, the Company had no outstanding borrowing on its $100.0 million revolving credit facility. In addition, the Company was in pro forma compliance with all credit facility covenants, which would become effective in the event of a draw on the credit facility, as of December 31, 2003.

Senior Notes

8 1/2% Senior Notes

On June 13, 2003, Triton completed a private offering of $725.0 million principal amount of its 8 1/2% Senior Notes due 2013 (the “8 1/2% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of approximately $14.5 million) were approximately $710.5 million.

Cash interest is payable semiannually on June 1 and December 1.

The 8 1/2% Notes may be redeemed at the option of Triton, in whole or in part, at various points in time after June 1, 2008 at redemption prices specified in the indenture governing the 8 1/2% Notes plus accrued and unpaid interest, if any.

The 8 1/2% Notes are guaranteed on a senior basis by all of the subsidiaries of Triton, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. (Triton’s indirect subsidiaries that hold its real estate interests and FCC licenses, respectively). In addition, Holdings is not a guarantor of the 8 1/2% Notes. The 8 1/2% Notes are effectively subordinated in right of payment to all of Triton’s senior secured debt, including the new credit facility.

Upon a change in control, each holder of the 8 1/2% Notes may require Triton to repurchase such holder’s 8 1/2% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued, unpaid and additional interest, if any to the purchase date.

All outstanding principal and interest of the 8 1/2% Notes mature and require complete repayment on June 1, 2013.

The Company has utilized interest rate swaps to hedge the fair value of a portion of the 8 1/2% Notes (see Note 9).

Senior Subordinated Debt

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

The 9 3/8% Notes are guaranteed on a subordinated basis by all of the subsidiaries of Triton, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. In addition, Holdings’ is not a guarantor of the 9 3/8% notes. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the new credit facility, including all of their obligations as guarantors thereunder.

Upon a change in control, each holder of the 9 3/8% Notes may require Triton to repurchase such holder’s 9 3/8% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued and unpaid interest to the purchase date.

All outstanding principal and interest of the 9 3/8% Notes mature and require complete repayment on February 1, 2011.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8 3/4% Senior Subordinated Notes

On November 14, 2001, Triton completed an offering of $400 million principal amount of 8 3/4% Senior Subordinated Notes due 2011 (the “8 3/4% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of $9.0 million and estimated expenses of $1.0 million) were approximately $390.0 million.

Cash interest is payable semiannually on May 15 and November 15.

The 8 3/4% Notes may be redeemed at the option of Triton, in whole or in part, at various points in time after November 15, 2006 at redemption prices specified in the indenture governing the 8 3/4% Notes plus accrued and unpaid interest, if any.

The 8 3/4% Notes are guaranteed on a subordinated basis by all of the subsidiaries of Triton, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. In addition, Holdings’ is not a guarantor of the 8 3/4% note. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the new credit facility, including all of their obligations as guarantors thereunder.

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

Repayment of Senior Subordinated Notes

11% Senior Subordinated Notes

On May 30, 2003, Triton commenced a tender offer to purchase any and all of its then outstanding $512.0 million aggregate principal amount of 11% notes. On June 13, 2003, Triton used a portion of the proceeds from the sale of its 8 1/2% Notes to purchase approximately $408.6 million principal amount of 11% Notes deemed to have been validly tendered pursuant to the tender offer for aggregate cash consideration of approximately $438.3 million, representing the tender offer consideration plus accrued and unpaid interest from the last interest payment date to, but excluding June 13, 2003. On July 14, 2003, in accordance with the terms and the indenture governing the 11% Notes, the Company redeemed the remaining $111.4 million in the aggregate, which amount consisted of a redemption price of 105.5% of principle amount of the 11% Notes plus accrued and unpaid interest to, but not including, the redemption date. In connection with the repurchase and redemption of the 11% Notes, Triton incurred total costs of approximately $37.5 for the year ended December 31, 2003, which primarily included the tender offer premium, tender offer fee, and write-off of deferred financing costs related to the 11% Notes.

(8) Income Taxes

The components of income tax expense are presented in the following table (in thousands):

	Years Ended December 31,
	2001	2002	2003
Current
Federal	—	—	—
State	$1,083	$976	$1,560

	1,083	976	1,560

Deferred
Federal	—	21,409	8,818
State	—	2,265	1,529

	—	23,674	10,347

Total income tax expense	$1,083	$24,650	$11,907

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The income tax expense differs from those computed using the statutory U.S. federal income tax rate as set forth below:

	2001	2002	2003
U.S. federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	(0.35)%	(1.55)%	(1.41)%
Change in federal valuation allowance	(35.26)%	(50.75)%	(40.01)%
Other, net	0.06%	(0.85)%	(1.95)%

Effective Tax Rate	(0.55)%	(18.15)%	(8.37)%

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2002	2003
Deferred tax assets:
Non-deductible accruals	$10,533	$17,205
Capitalized startup costs	320	—
Deferred gain	11,426	10,713
Unrealized losses	7,387	7,231
Intangibles	239	—
Net operating loss carry forward	351,237	381,745

	381,142	416,894
Valuation allowance	(315,129)	(351,631)
Net deferred tax assets	66,013	65,263

Deferred liabilities
FCC licenses	35,609	45,956
Depreciation and amortization	66,013	65,263

Deferred tax liabilities	101,622	111,219

Net deferred tax liabilities	$35,609	$45,956

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 2003. As of December 31, 2003, approximately $7.0 million of the gross deferred tax asset and related valuation allowance is attributable to restricted stock compensation. To the extent that such assets are realized in the future, the benefit is applied to equity. If not utilized, the net operating losses will begin to expire in 2018.

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

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2002		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in thousands)
Interest rate swaps – acting as a hedge	$(5,459)	$(5,459)	$(846)	$(846)
Interest rate swaps – not acting as a hedge	(18,360)	(18,360)	—	—
Long-term debt:
Senior debt	—	—	710,205	779,375
Subordinated debt	1,219,720	1,060,060	732,674	751,000
Bank term loan	207,961	207,961	—	—
Capital leases	2,751	2,751	2,353	2,353

The carrying amounts of cash and cash equivalents, accounts and notes receivable, bank overdraft liability, accounts payable and accrued expenses are a reasonable estimate of their fair value due to the short-term nature of the instruments.

Long-term debt is comprised of senior debt, subordinated debt, bank loans and capital leases. The fair value of senior and subordinated debt is stated at quoted market value. The carrying amounts of bank loans are a reasonable estimate of its fair value because market interest rates are variable. Capital leases are recorded at their net present value, which approximates fair value.

Management believes that determining a fair value for the Holdings’ preferred stock is impractical due to the closely held nature of these investments.

The Company recognizes all derivatives on the balance sheet at fair value. The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001 and the Company recorded a cumulative transition adjustment of $4.2 million to other comprehensive income, to recognize the fair value of its derivative instruments as of the date of adoption. Changes in the fair value for the effective portion of the gain or loss on a derivative that was designated as, and met all the required criteria for, a cash flow hedge were recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affected earnings. Amounts reclassified into earnings related to interest rate swap agreements were included in interest expense. The ineffective portion of the gain or loss on a derivative was recognized in earnings within other income or expense. Due to the repayment of its former credit facility on June 13, 2003, the Company terminated all 13 of its previously existing interest rate swaps for aggregate cash consideration of $23.7 million, which included accrued and unpaid interest through the date of termination. Approximately $0.0 million, $0.1 million and $0.0 million of hedge ineffectiveness for existing derivative instruments for the years ended December 31, 2001 and 2002 and the period January 1, 2003 through June 13, 2003, respectively, was recorded based on calculations in accordance with SFAS No. 133, as amended. In addition, approximately $20.4 million of cumulative expense had been realized in the statement of operations for interest rate swaps that no longer acted as hedges.

During the fourth quarter of 2003, the Company entered into three interest rate swap agreements for an aggregate notional amount of $155.0 million. The Company utilizes these interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its fixed rate debt obligations. All interest rate swaps, as of December 31, 2003, are classified as fair value hedges, and therefore, any changes in the fair value of the interest rate swaps are recorded as an adjustment to the carrying value of the matched debt. As of December 31, 2003, the fair value of the derivatives were recorded as a $0.8 million liability.

(10) Relationship with Lafayette Communications Company L.L.C.

On June 20, 2003, Lafayette (in two separate transactions) sold 12 personal communication service licenses to the Company for an aggregate fair value of approximately $100.1 million. As a part of these transactions, the Company paid approximately $28.1 million to the FCC to satisfy Lafayette’s outstanding obligations due to the FCC. In addition, all loans receivable from Lafayette to the Company were satisfied in connection with these transactions. These licenses cover populations totaling approximately 4.3 million people, including all of South Carolina and parts of Virginia and Georgia.

In a separate transaction, Lafayette acquired the Company’s 39% ownership interest in Lafayette for nominal consideration, and as a result, the Company no longer has any interest in or relationship with Lafayette. As of June 30, 2003, all loans receivable from Lafayette to the Company had been satisfied.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11) Commitments and Contingencies

(a) Leases

The Company has entered into various leases for its offices, land for cell sites, cell sites and furniture and equipment under capital and operating leases expiring through 2026. The Company recognizes rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company has various capital lease commitments of approximately $2.4 million as of December 31, 2003. As of December 31, 2003, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

(1) Future Minimum Lease Payments:

	Operating	Capital
	(in thousands)
2004	48,254	1,565
2005	40,723	910
2006	34,972	30
2007	29,021	3
2008	24,518	—
Thereafter	131,506	—

Total	$308,994	$2,508

Interest expense		155

Net present value of future payments		2,353
Current portion of capital lease obligation		1,444

		$909

Rent expense under operating leases was $47.1 million, $50.9 million and $51.8 million for the years ended December 31, 2001, 2002 and 2003, respectively.

As of December 31, 2003, the Company had entered into contractual commitments to purchase equipment and software to complete the overlay of its GSM/GPRS network as well as certain support related to its administrative systems. The total amount of these commitments as of December 31, 2003 was $26.5 million, of which $25.7 million, $0.5 million and $0.3 million is committed for the years ended December 31, 2004, 2005 and 2006, respectively.

(b) Litigation

The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not believe that an adverse outcome of any of these legal proceedings will have a material adverse effect on the Company’s results of operations.

(12) Stockholder’s Equity

(a) Public Offering

On February 28, 2001, Holdings’ issued and sold 3,500,000 shares of Class A common stock in an offering at $32 per share and raised approximately $106.1 million, net of $5.9 million of costs.

(13) Termination Benefits and Other Related Charges

In January 2003, the Company completed a streamlining of its operations, which consolidated operations functionally from a more decentralized structure and resulted in the termination of 157 positions and the elimination of 13 unfilled positions, or 8% of the Company’s workforce. In addition, 14 employees were relocated as a result of the streamlining. The workforce reduction resulted in $2.7 million of expenses incurred during the year ended December 31, 2003, consisting of $1.7 million for one-time termination benefits and $1.0 million for relocation and other related workforce reduction expenses. As of December 31, 2003, the Company had incurred all costs associated with this streamlining of operations.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) Quarterly Results of Operations (Unaudited)

The following table summarizes the Company’s quarterly financial data for the two years ended December 31, 2003, and December 31, 2002, respectively. This information is derived from the Company’s unaudited financial statements included in its Form 10-Q filings and includes, in management’s opinion, only normal and recurring adjustments that it considers necessary for a fair presentation of the results for such periods. The operating results for any particular quarter are not necessarily indicative of results for that year or any future period.

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Total revenue	$156,698	$183,012	$193,244	$183,031
Income (loss) from operations	(681)	7,145	9,406	(6,047)
Net loss	(48,825)	(32,493)	(34,365)	(44,631)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Total revenue	$188,461	$206,470	$213,668	$201,500
Income from operations	4,432	16,058	17,728	2,713
Net loss	(34,812)	(61,327)	(26,634)	(31,197)

(15) Supplemental Cash Flow Information

	2001	2002	2003
	(in thousands)
Cash paid during the year for interest, net of amounts capitalized	$50,301	$89,831	$116,915
Cash paid during the year for taxes	1,083	976	1,560
Non-cash investing and financing activities:
Deferred stock compensation	67,617	3,365	(10,964)
Equipment acquired under capital lease obligation	786	291	1,551
Change in fair value of derivative instruments	20,584	3,235	(583)
Change in capital expenditures included in accounts payable	24,519	(30,667)	(5,375)
FCC license acquisition through retirement of note receivable	—	—	71,961

(16) Guarantor Financial Information

The following tables set forth condensed consolidating financial information of Triton (the “Parent Company”), for all of Triton’s subsidiaries other than Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (collectively, the “Subsidiary Guarantors”) and Triton PCS Licenses Company L.L.C. and Triton PCS Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”). Set forth below are the balance sheet as of December 31, 2002 and 2003, the statement of operations for the twelve months ended December 31, 2001, 2002 and 2003 and the statement of cash flows for the twelve months ended December 31, 2001, 2002 and 2003 for the Parent Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors. During the periods prior to June 13, 2003, both the Subsidiary Guarantors and Subsidiary Non-Guarantors guaranteed the 11% Notes, the 9 3/8% Notes and the 8 3/4% Notes on a full and unconditional, joint and several basis.

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2001

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$387,381	$—	$—	$387,381
Roaming	—	126,909	—	—	126,909
Equipment	—	25,810	—	—	25,810

Total revenue	—	540,100	—	—	540,100
Expenses:
Cost of service	—	138,676	35,824	—	174,500
Cost of equipment	—	73,513	—	—	73,513
Selling, general and administrative	138	217,857	10,264	—	228,259
Non-cash compensation	—	17,191	—	—	17,191
Depreciation and asset disposal	—	107,508	—	—	107,508
Amortization	—	12,282	6,943	—	19,225

Loss from operations	(138)	(26,927)	(53,031)	—	(80,096)
Interest expense	(117,138)	(361)	—	—	(117,499)
Other expense	(17,632)	(402)	—	—	(18,034)
Interest and other income	18,322	—	—	—	18,322

Loss before taxes	(116,586)	(27,690)	(53,031)	—	(197,307)
Income tax provision	—	(1,138)	55	—	(1,083)

Net loss before equity in earnings of subsidiaries	(116,586)	(28,828)	(52,976)	—	(198,390)
Equity in earnings of subsidiaries	(81,804)	(52,976)	—	134,780	—

Net income (loss)	$(198,390)	$(81,804)	$(52,976)	$134,780	$(198,390)

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2001

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(32,035)	$70,665	$(41,951)	$—	$(3,321)

Cash flows from investing activities:
Capital expenditures	—	(214,713)	—	—	(214,713)
Proceeds from sale of property and equipment, net	—	201	—	—	201
Net investment in and advances to non-consolidated entity	(100,484)	—	—	—	(100,484)
Other	—	(3,185)	—	—	(3,185)
Investment in subsidiaries	(37,124)	(24)	—	37,148	—
Dividends received	37,100	—	—	(37,100)	—
Net intercompany loans	(184,189)	—	—	184,189	—

Net cash provided by (used in) investing activities	(284,697)	(217,721)	—	184,237	(318,181)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discount	728,995	—	—	—	728,995
Borrowings under credit facility	281,000	—	—	—	281,000
Payments under credit facility	(428,750)	—	—	—	(428,750)
Change in bank overdraft	—	8,595	—	—	8,595
Payment of deferred transaction costs	(1,142)	—	—	—	(1,142)
Payment of deferred financing costs	(1,899)	—	—	—	(1,899)
Advances to related party, net	—	(177)	—	—	(177)
Capital contributions from parent	106,324	37,124	24	(37,148)	106,324
Dividends paid	—	(37,100)	—	37,100	—
Principal payments under capital lease obligations	—	(1,973)	—	—	(1,973)
Net intercompany loans	—	142,262	41,927	(184,189)	—

Net cash provided by (used in) financing activities	684,528	148,731	41,951	(184,237)	690,973

Net increase in cash and cash equivalents	367,796	1,675	—	—	369,471
Cash and cash equivalents, beginning of period	1,617	—	—	—	1,617

Cash and cash equivalents, end of period	$369,413	$1,675	$—	$—	$371,088

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet as of December 31, 2002

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$212,411	$39	$—	$—	$212,450
Accounts receivable, net of allowance for doubtful accounts	—	68,213	—	—	68,213
Accounts receivable - roaming partners	—	23,037	—	—	23,037
Inventory, net	—	28,510	—	—	28,510
Prepaid expenses	—	2,402	6,365	—	8,767
Intercompany receivable	345,532	—	—	(345,532)	—
Other current assets	327	6,251	—	—	6,578

Total current assets	558,270	128,452	6,365	(345,532)	347,555
Long-term assets:
Property and equipment, net	—	796,126	377	—	796,503
Investment in subsidiaries	775,581	191,456	—	(967,037)	—
Intangible assets, net	6,603	18,132	370,514	—	395,249
Investment in and advances to non-consolidated entities	72,019	—	—	—	72,019
Other long-term assets	—	3,543	3,224	—	6,767

Total assets	$1,412,473	$1,137,709	$380,480	$(1,312,569)	$1,618,093

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$47,301	$10,457	$—	$57,758
Accrued liabilities	20,637	48,173	—	—	68,810
Current portion of long-term debt	15,382	1,787	—	—	17,169
Other current liabilities	—	233,780	142,958	(345,532)	31,206

Total current liabilities	36,019	331,041	153,415	(345,532)	174,943
Long-term debt:
Capital lease obligations	—	964	—	—	964
Bank credit facility	192,579	—	—	—	192,579

Senior long-term debt	192,579	964	—	—	193,543
Subordinated notes	1,219,720	—	—	—	1,219,720

Total long-term debt	1,412,299	964	—	—	1,413,263

Deferred income taxes	—	—	35,609	—	35,609
Deferred revenue	—	3,051	—	—	3,051
Fair value of derivative instruments	23,819	—	—	—	23,819
Deferred gain on sale of property and equipment	—	27,072	—	—	27,072

Total liabilities	1,472,137	362,128	189,024	(345,532)	1,677,757
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 1,000 shares authorized;
100 shares issued and outstanding as of December 31, 2002	—	—	—	—	—
Additional paid-in capital	741,872	1,239,109	392,922	(1,632,031)	741,872
Accumulated deficit	(721,523)	(463,528)	(201,466)	664,994	(721,523)
Accumulated other comprehensive loss	(5,459)	—	—	—	(5,459)
Deferred compensation	(74,554)	—	—	—	(74,554)

Total stockholder’s equity (deficit)	(59,664)	775,581	191,456	(967,037)	(59,664)

Total liabilities and stockholder’s equity (deficit)	$1,412,473	$1,137,709	$380,480	$(1,312,569)	$1,618,093

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2002

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$502,402	$—	$—	$502,402
Roaming	—	175,405	—	—	175,405
Equipment	—	38,178	—	—	38,178

Total revenue	—	715,985	—	—	715,985
Expenses:
Cost of service	—	173,707	38,514	—	212,221
Cost of equipment	—	84,377	—	—	84,377
Selling, general and administrative	108	241,622	11,399	—	253,129
Non-cash compensation	—	21,430	—	—	21,430
Depreciation and asset disposal	—	130,079	—	—	130,079
Amortization	—	4,926	—	—	4,926

Income (loss) from operations	(108)	59,844	(49,913)	—	9,823
Interest expense	(143,689)	(397)	—	—	(144,086)
Other expense	(7,640)	(53)	—	—	(7,693)
Interest and other income	6,292	—	—	—	6,292

Income (loss) before taxes	(145,145)	59,394	(49,913)	—	(135,664)
Income tax provision	—	(976)	(23,674)	—	(24,650)

Net income (loss) before equity in earnings of subsidiaries	(145,145)	58,418	(73,587)	—	(160,314)
Equity in earnings of subsidiaries	(15,169)	(73,587)	—	88,756	—

Net income (loss)	$(160,314)	$(15,169)	$(73,587)	$88,756	$(160,314)

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2002

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(83,660)	$185,215	$(47,284)	$—	$54,271

Cash flows from investing activities:
Capital expenditures	—	(165,871)	(64)	—	(165,935)
Proceeds from sale of property and equipment, net	—	72	—	—	72
Net investment in and advances to non-consolidated entity	(14,922)	—	—	—	(14,922)
Repayments from non-consolidated entity	57,873	—	—	—	57,873
Acquisition of FCC licenses	—	—	(113,705)	—	(113,705)
Other	—	(20)	—	—	(20)
Investment in subsidiaries	(174,315)	(114,905)	—	289,220	—
Dividends received	59,410	—	—	(59,410)	—
Net intercompany loans	(23,803)	(22,345)	—	46,148	—

Net cash provided by (used in) investing activities	(95,757)	(303,069)	(113,769)	275,958	(236,637)

Cash flows from financing activities:
Borrowings under credit facility	65,000	—	—	—	65,000
Payments under credit facility	(42,039)	—	—	—	(42,039)
Change in bank overdraft	—	3,627	—	—	3,627
Payment of deferred financing costs	(1,480)	—	—	—	(1,480)
Advances to related party, net	—	(181)	—	—	(181)
Capital contributions from parent	934	174,315	114,905	(289,220)	934
Dividends paid	—	(59,410)	—	59,410	—
Principal payments under capital lease obligations	—	(2,133)	—	—	(2,133)
Net intercompany loans	—	—	46,148	(46,148)	—

Net cash provided by (used in) financing activities	22,415	116,218	161,053	(275,958)	23,728

Net decrease in cash and cash equivalents	(157,002)	(1,636)	—	—	(158,638)
Cash and cash equivalents, beginning of period	369,413	1,675	—	—	371,088

Cash and cash equivalents, end of period	$212,411	$39	$—	$—	$212,450

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet as of December 31, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$105,514	$452	$—	$—	$105,966
Accounts receivable, net of allowance for doubtful accounts	76	62,863	—	—	62,939
Accounts receivable - roaming partners	—	19,378	—	—	19,378
Inventory, net	—	24,344	—	—	24,344
Prepaid expenses	4	4,708	6,268	—	10,980
Intercompany receivable	273,297	—	—	(273,297)	—
Other current assets	514	6,680	—	—	7,194

Total current assets	379,405	118,425	6,268	(273,297)	230,801
Long-term assets:
Property and equipment, net	—	788,493	377	—	788,870
Investment in subsidiaries	904,317	230,694	—	(1,135,011)	—
Intangible assets, net	3,790	14,206	470,887	—	488,883
Other long-term assets	175	8,076	3,128	—	11,379

Total assets	$1,287,687	$1,159,894	$480,660	$(1,408,308)	$1,519,933

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$54,594	$12,868	—	$67,462
Accrued liabilities	23,270	50,371	—	—	73,641
Current portion of long-term debt	—	1,444	—	—	1,444
Other current liabilities	—	117,864	191,142	(273,297)	35,709

Total current liabilities	23,270	224,273	204,010	(273,297)	178,256
Long-term debt:
Capital lease obligations	—	909	—	—	909
Senior notes	710,205	—	—	—	710,205

Senior long-term debt:	710,205	909	—	—	711,114
Subordinated notes	732,674	—	—	—	732,674

Total long-term debt	1,442,879	909	—	—	1,443,788

Deferred income taxes	—	—	45,956	—	45,956
Deferred revenue	—	2,663	—	—	2,663
Fair value of derivative instruments	846	—	—	—	846
Asset Retirement Obligation	—	1,850	—	—	1,850
Deferred gain on sale of property and equipment	—	25,882	—	—	25,882

Total liabilities	1,466,995	255,577	249,966	(273,297)	1,699,241
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 1,000 shares authorized;
100 shares issued and outstanding as of December 31, 2003	—	—	—	—	—
Additional paid-in capital	730,965	1,391,930	493,295	(1,885,225)	730,965
Accumulated deficit	(875,493)	(487,613)	(262,601)	750,214	(875,493)
Deferred compensation	(34,780)	—	—	—	(34,780)

Total stockholder’s equity (deficit)	(179,308)	904,317	230,694	(1,135,011)	(179,308)

Total liabilities and stockholder’s equity (deficit)	$1,287,687	$1,159,894	$480,660	$(1,408,308)	$1,519,933

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$576,359	$—	$—	$576,359
Roaming	—	180,314	—	—	180,314
Equipment	—	53,426	—	—	53,426

Total revenue	—	810,099	—	—	810,099
Expenses:
Cost of service	—	204,574	39,652	—	244,226
Cost of equipment	—	104,630	—	—	104,630
Selling, general and administrative	135	224,406	11,136	—	235,677
Termination benefits and other related charges	—	2,731	—	—	2,731
Non-cash compensation	—	28,810	—	—	28,810
Depreciation and asset disposal	—	148,794	—	—	148,794
Amortization	—	4,300	—	—	4,300

Income (loss) from operations	(135)	91,854	(50,788)	—	40,931
Interest expense	(140,414)	(796)	—	—	(141,210)
Other expense	(2,898)	—	—	—	(2,898)
Debt extinguishment costs	(41,171)	—	—	—	(41,171)
Interest and other income	2,285	—	—	—	2,285

Income (loss) before taxes	(182,333)	91,058	(50,788)	—	(142,063)
Income tax provision	—	(1,560)	(10,347)	—	(11,907)

Net income (loss) before equity in earnings of subsidiaries	(182,333)	89,498	(61,135)	—	(153,970)
Equity in earnings of subsidiaries	28,363	(61,135)	—	32,772	—

Net income (loss)	$(153,970)	$28,363	$(61,135)	$32,772	$(153,970)

TRITON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(115,074)	$300,177	$(48,184)	$—	$136,919

Cash flows from investing activities:
Capital expenditures	—	(145,874)	—	—	(145,874)
Proceeds from sale of property and equipment, net	—	738	—	—	738
Net investment in and advances to non-consolidated entity	(875)	—	—	—	(875)
Repayments from non-consolidated entity	58	—	—	—	58
Acquisition of FCC licenses	—	—	(28,413)	—	(28,413)
Investment in subsidiaries	(80,860)	(28,413)	—	109,273	—
Dividends received	52,448	—	—	(52,448)	—
Net intercompany loans	—	(149,388)	—	149,388	—

Net cash provided by (used in) investing activities	(29,229)	(322,937)	(28,413)	206,213	(174,366)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discount	710,500	—	—	—	710,500
Payments under credit facility	(207,961)	—	—	—	(207,961)
Payments of subordinated debt	(511,989)	—	—	—	(511,989)
Payment of debt extinguishment costs	(31,342)	—	—	—	(31,342)
Change in bank overdraft	—	(3,171)	—	—	(3,171)
Payment of deferred financing costs	(2,680)	—	—	—	(2,680)
Extinguishment of interest rate swaps	(20,383)	—	—	—	(20,383)
Advances to related party, net	—	(120)	—	—	(120)
Capital contributions from parent	57	80,860	28,413	(109,273)	57
Dividends paid	—	(52,448)	—	52,448	—
Principal payments under capital lease obligations	—	(1,948)	—	—	(1,948)
Net intercompany loans	101,204	—	48,184	(149,388)	—

Net cash provided by (used in) financing activities	37,406	23,173	76,597	(206,213)	(69,037)

Net increase (decrease) in cash and cash equivalents	(106,897)	413	—	—	(106,484)
Cash and cash equivalents, beginning of period	212,411	39	—	—	212,450

Cash and cash equivalents, end of period	$105,514	$452	$—	$—	$105,966

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer, respectively), as well as the Senior Vice President of Operations and Controller have concluded, based on their evaluation as of December 31, 2003, that Triton’s disclosure controls and procedures are: effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations and Controller, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Triton’s internal controls over financial reporting that occurred during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Triton’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Holdings’ Audit Committee has agreed to serve as the Audit Committee of Triton, as well. The Audit Committee utilizes a policy pursuant to which the audit, audit-related and permissible non-audit services to be performed by the independent auditor are pre-approved prior to the engagement to perform such services. Prior to the Audit Committee’s regular meeting in May of each year, the independent auditor will submit engagement letters and proposed fees for annual audit services to be performed that year. Pre-approval for other audit and permitted non-audit services is generally provided on a quarterly basis, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval policy and the fees for the services performed to date. The Audit Committee has delegated its pre-approval authority to the Chairman of the Audit Committee, and any approvals made pursuant to this delegated authority will be reported to the Audit Committee at its next meeting. For more information about the membership of Holdings’ Audit Committee, see Holdings’ proxy statement on

Schedule 14A filed with the Securities and Exchange Commission in connection with its 2004 annual meeting of stockholders.

Aggregate fees billed to Triton for the fiscal years ended December 31, 2002 and 2003, by Triton’s independent auditor and principal accounting firm, PricewaterhouseCoopers LLP, were as follows:

Audit Fees

The aggregate audit fees billed for professional services rendered by PricewaterhouseCoopers LLP were $305,410 and $490,910 in 2002 and 2003, respectively. The fees incurred in 2002 were comprised of $272,000 of billings for the audit of Triton’s annual financial statements and the reviews of Triton’s quarterly financial statements and $33,410 of billings for services provided in connection with documents filed with the Securities and Exchange Commission. The fees incurred in 2003 were comprised of $320,000 of billings for the audit of Triton’s annual financial statements and the reviews of Triton’s quarterly financial statements and $132,210 of billings for services provided in connection with documents filed with the Securities and Exchange Commission.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by PricewaterhouseCoopers LLP were $23,000 and $35,900 in 2002 and 2003, respectively. The fees incurred in 2002 and 2003 were primarily for the audit of Triton’s 401(k) Plan.

Tax Fees

PricewaterhouseCoopers LLP did not render any tax services to Triton in either 2002 and 2003.

All Other Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services other than those described above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were $85,753 and $2,800 in 2002 and 2003, respectively. The fees in 2002 were incurred primarily for accounting software support. The fees in 2003 were incurred for the licensing of a proprietary on-line accounting research library.

None of the non-audit services provided by PricewaterhouseCoopers in 2003 were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements and Financial Statement Schedule

The following financial statements have been included as part of this report:

(a)(1)    Financial Statement Schedules

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

TRITON PCS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2001	$2,906	$12,103	$11,664	$3,345
Year ended December 31, 2002	3,345	18,889	15,226	7,008
Year ended December 31, 2003	7,008	8,530	11,699	3,839

Inventory Obsolescence Reserve:
Year ended December 31, 2001	$1,888	$592	$1,794	$686
Year ended December 31, 2002	686	1,056	1,096	646
Year ended December 31, 2003	646	3,092	3,049	689

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2001	$142,425	$94,142	$—	$236,567
Year ended December 31, 2002	236,567	78,562	—	315,129
Year ended December 31, 2003	315,129	36,502	—	351,631

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)    Exhibits

Exhibit Number	Description

2.1	Agreement for Purchase and Sale of FCC License, dated as of July 25, 2002, by and between AT&T Wireless PCS, Inc., AT&T Wireless Services, Inc., Triton PCS, Inc. and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 10.10 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

2.2	Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002, by and between Lafayette Communications Company L.L.C. and Triton PCS License L.L.C. (incorporated by reference to Exhibit 2.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

2.3	First Amendment, dated as of December 2, 2002, to Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002, by and between Lafayette Communications Company L.L.C. and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 2.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

2.4	Second Amendment, dated as of December 31, 2002, to Agreement for Purchase and Sale of FCC Licenses, dated as of October 9, 2002, by and between Lafayette Communications Company L.L.C. and Triton PCS License Company L.L.C. (incorporated by reference to Exhibit 2.5 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).

3.1	Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4/A, Amendment No. 1, Registration Statement of Triton PCS, Inc., File No. 333-57715).

3.2	Bylaws of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4/A Registration Statement, Amendment No. 1, of Triton PCS, Inc., File No. 333-57715).

4.1	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.2	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.3	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.4	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS LLC, Triton PCS Holdings, Inc., CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-linked Investors-II, Toronto Dominion Capital (USA) Inc., First Union Capital Partners, Inc., DAG-Triton PCS, L.P., and the Management Stockholders and Independent Directors named therein (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.5	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

4.6	Amendment No. 2 to First Amended and Restated Stockholders’ Agreement, dated as of November 6, 2003, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2003.)

4.7	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.8	Amendment No. 1 to Investors Stockholders’ Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.1	Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 4.3 to the Form 8-K/A of Triton PCS, Inc. filed June 16, 2003).

10.2	First Amendment, dated as of September 29, 2003, to Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2003).

10.3	AT&T Wireless Services Network Membership License Agreement, dated as of February 4, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.8 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.4	Amendment No. 1 to AT&T Wireless Services Network Membership License Agreement, dated as of December 31, 1998, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.5	Amendment No. 2 to AT&T Wireless Services Network Membership License Agreement, dated as of June 8, 1999, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.6	Amendment No. 3 to Network Membership License Agreement, dated as of April 4, 2002, between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.7	Amendment No. 4 to Network Membership License Agreement, dated as of October 22, 2002, by and between AT&T Corp. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).**

10.8	Amendment No. 5 to Network Membership License Agreement, dated as of October 31, 2003, by and among AT&T Corp., Triton PCS Operating Company L.L.C. and AT&T Wireless Services, Inc (incorporated by reference to Exhibit 10.8 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2003).

10.9	Intercarrier Roamer Service Agreements, dated as of February 4, 1998, between AT&T Wireless Service, Inc. and Triton PCS Operating Company L.L.C (incorporated by reference to Exhibit 10.11 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.10	Amendment No. 1 to Intercarrier Roamer Service Agreement, dated as of December 31, 1998, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.11	Amendment No. 2 to Intercarrier Roamer Service Agreement, dated as of June 8, 1999, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).

10.12	Amendment to Intercarrier Roamer Service Agreement, dated as of August 11, 1999, between AT&T Wireless Services, Inc. and Triton PCS, Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).

10.13	Amendment No. 3 to Intercarrier Roamer Service Agreement, dated as of April 4, 2002, between AT&T Wireless Services, Inc. and Triton PCS Operating Company L.L.C. (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

10.14	Roaming Agreement Supplement for GSM and/or GPRS, by and between AT&T Wireless Services, Inc. and Triton PCS Operating Company (incorporated by reference to Exhibit 10.16 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2002).**

10.15	Master Tower Site Lease Agreement, dated as of May 28, 1998, between Triton PCS Property Company L.L.C. and AT&T Corp. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

10.16	Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).**

10.17	First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).**

10.18	Second Addendum to Acquisition Agreement, dated as of September 22, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.13 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).**

10.19	Third Addendum to Acquisition Agreement, dated as of June 20, 2000, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.14 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).**

10.20	Fourth Addendum to Acquisition Agreement, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).**

10.21	Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.22	Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Michael E. Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.23	Amendment No. 2 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.24	Amendment No. 3 to the Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.25	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.2 to the Form 10-Q/A, Amendment No. 1 of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).*

10.26	Employment Agreement, dated May 24, 2001, to be effective as of January 1, 2001, by and between Triton Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.1 to the Form 10-Q/A, Amendment No. 1 of Triton PCS Holdings, Inc. for the quarter ended June 30, 2001).

10.27	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A, Amendment No. 1, of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).

10.28	Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.29	Form of Stockholders Letter Agreement for Management Employees (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.30	Form 2002 of Director Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).*

10.31	Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).*

10.32	Amendment Number One to the Triton PCS Holdings, Inc. 1999 Stock and Incentive Plan (incorporated by reference to the definitive proxy statement on Schedule 14A for the 2001 Annual Meeting of Stockholders of Triton PCS Holdings, Inc. filed on March 30, 2001).*

10.33	Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).*

10.34	Form of Executive Bonus Program Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2003).*

10.35	Master Purchase Agreement, effective as of September 21, 2001, between Ericsson Inc. and Triton PCS Equipment Company L.L.C. (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.36	Statement of Work No. 1, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.37	Statement of Work No. 2, effective as of April 10, 2002, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.38	Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.39	GSM/GPRS Supplement to the Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.40	Retirement Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Steven R. Skinner, dated as of May 6, 2003 (incorporated by reference to Exhibit 10.35 to the Form S-4 Registration Statement of Triton PCS, Inc., File No. 333-107168). *

10.41	Separation Letter Agreement, dated as of February 24, 2004, by and between Triton PCS Holdings, Inc. and John D. Beletic (incorporated by reference to Exhibit 10.41 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2003). *

21.1	Subsidiaries of Triton PCS, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Senior Vice President of Operations and Controller pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

**	Portions of this exhibit have been omitted under an Securities and Exchange Commission order granting confidential treatment.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on March 19, 2004.

Triton PCS, Inc.

Date: March 19, 2004	By:	/s/ Michael E. Kalogris

Michael E. Kalogris Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2004	By:	/s/ David D. Clark

David D. Clark Executive Vice President and Chief Financial Officer (Principal Financial Officer)