Form 10-Q
period 2004-03-31
TRITON PCS INC
filed 2004-05-10
CIK 1064735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒.

TRITON PCS, INC.

FIRST QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRITON PCS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2003	March 31, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$105,966	$101,938
Accounts receivable, net of allowance for doubtful accounts of $3,839 and $3,693, respectively	62,939	57,390
Accounts receivable – roaming partners	19,378	20,485
Inventory, net	24,344	31,253
Prepaid expenses	10,980	14,307
Other current assets	7,194	8,617

Total current assets	$230,801	$233,990

Long term assets:
Property and equipment, net	788,870	772,312
Intangible assets, net	488,883	487,330
Fair value of derivative instruments	—	4,871
Other long-term assets	11,379	9,994

Total assets	$1,519,933	$1,508,497

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$67,462	$87,645
Accrued liabilities	73,641	63,949
Current portion of long-term debt	1,444	1,273
Other current liabilities	35,709	38,007

Total current liabilities	178,256	190,874

Long-term debt:
Capital lease obligations	909	659
Senior notes	710,205	716,166

Senior long-term debt	711,114	716,825

Subordinated notes	732,674	733,084

Total long-term debt	1,443,788	1,449,909

Deferred income taxes	45,956	48,929
Deferred revenue	2,663	2,129
Fair value of derivative instruments	846	—
Asset retirement obligation	1,850	1,908
Deferred gain on sale of property and equipment	25,882	25,585

Total liabilities	1,699,241	1,719,334

Commitments and contingencies	—	—

Stockholder’s deficit:
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2003 and March 31, 2004	—	—
Additional paid-in capital	730,965	730,607
Accumulated deficit	(875,493)	(912,180)
Deferred compensation	(34,780)	(29,264)

Total stockholder’s deficit	(179,308)	(210,837)

Total liabilities and stockholder’s deficit	$1,519,933	$1,508,497

See accompanying notes to financial statements.

TRITON PCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
Service	$133,507	$147,668
Roaming	42,771	33,636
Equipment	12,183	16,656

Total revenue	188,461	197,960

Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $30,227 and $33,466, and excluding non-cash compensation of $888 and $826 for the three months ended March 31, 2003 and 2004, respectively)	58,001	59,165
Cost of equipment	23,751	32,525
Selling, general and administrative (excluding depreciation of $4,297 and $4,635 and excluding non-cash compensation of $4,350 and $4,776 for the three months ended March 31, 2003 and 2004, respectively)	59,231	63,002
Termination benefits and other related charges	2,155	—
Non-cash compensation	5,238	5,602
Depreciation and asset disposal	34,524	38,101
Amortization	1,129	1,858

Income (loss) from operations	4,432	(2,293)

Interest expense	(37,511)	(31,326)
Other expense	(418)	—
Interest and other income	1,729	306

Loss before taxes	(31,768)	(33,313)

Income tax provision	(3,044)	(3,374)

Net loss	(34,812)	(36,687)

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	1,429	—

Comprehensive loss	$(33,383)	$(36,687)

See accompanying notes to financial statements.

TRITON PCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net Loss	$(34,812)	$(36,687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, asset disposal and amortization	35,653	39,959
Deferred income taxes	2,508	2,973
Accretion of interest	14,252	825
Loss on equity investment	418	—
Bad debt expense	2,516	1,715
Non-cash compensation	5,238	5,602
Gain on derivative instruments	(1,133)	—

Change in operating assets and liabilities:
Accounts receivable	3,282	2,727
Inventory	7,388	(6,909)
Prepaid expenses and other current assets	(4,580)	(4,705)
Intangible and other assets	(30)	1,435
Accounts payable	5,531	14,973
Accrued payroll and liabilities	(3,847)	(7,091)
Deferred revenue	563	183
Accrued interest	712	15,867
Other liabilities	1,361	1,284

Net cash provided by operating activities	35,020	32,151

Cash flows from investing activities:
Capital expenditures	(18,863)	(16,752)
Net investment in and advances to non-consolidated entity	(425)	—
Proceeds from sale of property and equipment, net	31	19
Other	(80)	—

Net cash used in investing activities	(19,337)	(16,733)

Cash flows from financing activities:
Payments under credit facility	(3,845)	—
Change in bank overdraft	(12,920)	(18,912)
Capital contributions from parent	57	—
Payment of deferred financing costs	(22)	(67)
Advance to related party	—	(45)
Principal payments under capital lease obligations	(519)	(422)

Net cash used in financing activities	(17,249)	(19,446)

Net decrease in cash and cash equivalents	(1,566)	(4,028)
Cash and cash equivalents, beginning of period	212,450	105,966

Cash and cash equivalents, end of period	$210,884	$101,938

Non-cash investing and financing activities:
Deferred stock compensation	$(2,485)	$(358)
Change in fair value of derivative instruments acting as hedges	1,429	5,717
Change in capital expenditures included in accounts payable	1,333	5,210

See accompanying notes to financial statements.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

(1) Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. (“Triton”). The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which include information and disclosures not included herein.

Triton is a wholly-owned subsidiary of Triton PCS Holdings, Inc. (“Holdings”); Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company Inc. are each wholly-owned subsidiaries of Triton. Triton has no independent assets or operations, and all of Triton’s subsidiaries, other than Triton PCS Property Company L.L.C and Triton PCS License Company L.L.C., have guaranteed on a full, unconditional and joint and several basis Triton’s 8 1/2% senior notes due 2013 (the “8 1/2% Notes”), its 9 3/8% senior subordinated notes due 2011 (the “9 3/8% Notes”) and its 8 3/4% senior subordinated notes due 2011(the “8 3/4% Notes”). The 8 1/2% Notes are effectively subordinated in right of payment to all of Triton PCS’s senior secured debt. The 9 3/8% Notes and the 8 3/4% Notes constitute unsecured obligations of Triton and rank subordinate in right of payment to all of Triton’s existing and future senior debt, including the 8 1/2% Notes, and any secured debt.

The consolidated accounts include Triton and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts or balances have been eliminated in consolidation.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of Accounting Principles Board Opinion 25. Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for stock issued under Holdings’ employee stock purchase plan. With regard to the pro forma net loss, there was no offsetting impact to the tax provision related to pro forma compensation expense because of historical net losses and recognition of a valuation allowance against the associated net operating loss carryforwards. The employee stock purchase plan was suspended in January 2003; therefore, there was no pro forma compensation expense calculated for the quarter ended March 31, 2004. Assumptions for the quarter ended March 31, 2003 included an expected life of three months, weighted average risk-free interest rate of 1.2%, dividend yield of 0.0% and expected volatility of 150%. Had compensation expense for grants of stock-based compensation related to the employee stock purchase plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma net loss would have been:

	March 31,
	2003	2004
	(Dollars in thousands)
Net loss as reported	$(34,812)	$(36,687)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	5,238	5,602
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,262)	(5,602)

Pro forma net loss	$(34,836)	$(36,687)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

(2) New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force issued EITF 03-06 “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share.” EITF 03-06 clarifies the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating in such dividends. The provisions of EITF 03-06 are effective for the quarter ended June 30, 2004. The Company is currently evaluating the impact, if any, this statement will have on its financial position and results of operations.

(3) Stock Compensation

Restricted Stock

During the three months ended March 31, 2004, certain employees, who resigned their employment with the Company, forfeited approximately $0.4 million of deferred compensation and in so doing returned 24,052 shares of Holdings’ restricted Class A common stock, which were issued under Holdings’ Stock Incentive Plan.

401(k) Savings Plan

The Company’s employees are eligible to participate in a 401(k) savings plan which permits employees to make contributions to the savings plan on a pre-tax salary reduction basis in accordance with applicable provisions of the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the next quarterly open enrollment period after 90 days of service. The Company matches a portion of its employees’ voluntary contributions.

In addition, Holdings has authorized contributions of shares of its Class A common stock equal to 3% of each eligible employee’s salary to the savings plan commencing in 2004. Holdings’ contributions to the savings plan vest immediately, and the contributions generally will be made in the quarter subsequent to being earned. As of March 31, 2004, the Company has accrued non-cash compensation of approximately $445,000 in connection with shares that are expected to be contributed in the second quarter of 2004.

Employee Stock Purchase Plan

Holdings’ previously offered an employee stock purchase plan, pursuant to which employees were able to purchase shares of Holdings’ Class A common stock. In January 2003, due to a limited number of remaining shares available for issuance, Holdings suspended participation in this plan.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

(4) Property and Equipment

The following table summarizes the Company’s property and equipment as of December 31, 2003 and March 31, 2004, respectively.

	December 31, 2003	March 31, 2004
	(Dollars in thousands)
Property and equipment:
Land	$377	$377
Network infrastructure and equipment	1,141,200	1,172,420
Furniture, fixtures and computer equipment	98,134	97,910
Capital lease assets	8,946	8,456
Construction in progress	22,843	13,274

	1,271,500	1,292,437
Less accumulated depreciation	(482,630)	(520,125)

Property and equipment, net	$788,870	$772,312

(5) AT&T License Agreement

Pursuant to a Network Membership License Agreement, dated February 4, 1998 (as amended, the “License Agreement”), between AT&T Corp. and the Company, AT&T Corp. granted to the Company a royalty-free, nontransferable, nonsublicensable, limited right and license to use certain licensed marks solely in connection with certain licensed activities. The License Agreement’s initial fair value was determined to be $8.4 million with an estimated useful life of 10 years. As of December 31, 2003, the net book value of this intangible asset was $3.4 million.

On February 17, 2004, AT&T Wireless and Cingular Wireless entered into an Agreement and Plan of Merger. Subsequent to the proposed merger, the merged entity may reconsider AT&T Wireless’ use of the AT&T brand, which could affect the benefits provided to the Company under its co-branding arrangement with AT&T Wireless. Therefore, the Company has accelerated the amortization of the License Agreement to fully amortize the intangible by December 31, 2004. The Company will continue to evaluate the potential effects of the proposed merger on all of its other material agreements with AT&T Wireless, including evaluations of the appropriateness of the useful lives and potential impairments to related intangible assets, as facts and circumstances become known.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

(6) Detail of Certain Liabilities

The following table summarizes certain current liabilities as of December 31, 2003 and March 31, 2004, respectively.

	December 31, 2003	March 31, 2004
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$22,721	$3,809
Accrued payroll and related expenses	13,831	10,483
Accrued expenses	13,819	10,520
Accrued interest	23,270	39,137

Total accrued liabilities	$73,641	$63,949

Other current liabilities:
Deferred revenue	$21,605	$22,322
Deferred gain on sale of property and equipment	1,190	1,190
Security deposits	12,914	14,495

Total other current liabilities	$35,709	$38,007

(7) Long-Term Debt

The following table summarizes the Company’s borrowings as of December 31, 2003 and March 31, 2004, respectively.

	December 31, 2003	March 31, 2004
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$1,444	$1,273

Total current portion of long-term debt	1,444	1,273
Long-term debt:
Capital lease obligations	$909	$659
8 1/2% senior notes	710,205	716,166
9 3/8% senior subordinated notes	340,395	340,635
8 3/4% senior subordinated notes	392,279	392,449

Total long-term debt	1,443,788	1,449,909
Total debt	$1,445,232	$1,451,182

(8) Guarantor Financial Information

The following tables set forth condensed consolidating financial information of Triton (the “Parent Company”), for all of Triton’s subsidiaries other than Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (collectively, the “Subsidiary Guarantors”) and Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”) for the balance sheet as of December 31, 2003 and March 31, 2004, the statement of operations for the three months ended March 31, 2003 and 2004 and the statement of cash flows for the three months ended March 31, 2003 and 2004. During the periods prior to June 13, 2003, both the Subsidiary Guarantors and Subsidiary Non-Guarantors guaranteed Triton’s 11% senior subordinated discount notes (which were repurchased and redeemed in 2003), the 9 3/8% Notes and the 8 3/4% Notes on a full and unconditional, joint and several basis.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

Consolidating Balance Sheet as of December 31, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$105,514	$452	$—	$—	$105,966
Accounts receivable, net of allowance for doubtful accounts	76	62,863	—	—	62,939
Accounts receivable – roaming partners	—	19,378	—	—	19,378
Inventory, net	—	24,344	—	—	24,344
Prepaid expenses	4	4,708	6,268	—	10,980
Intercompany receivable	273,297	—	—	(273,297)	—
Other current assets	514	6,680	—	—	7,194

Total current assets	379,405	118,425	6,268	(273,297)	230,801

Long-term assets:
Property and equipment, net	—	788,493	377	—	788,870
Investments in subsidiaries	904,317	230,694	—	(1,135,011)	—
Intangible assets, net	3,790	14,206	470,887	—	488,883
Other long-term assets	175	8,076	3,128	—	11,379

Total assets	$1,287,687	$1,159,894	$480,660	$(1,408,308)	$1,519,933

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$54,594	$12,868	$—	$67,462
Accrued liabilities	23,270	50,371	—	—	73,641
Current portion of long-term debt	—	1,444	—	—	1,444
Other current liabilities	—	117,864	191,142	(273,297)	35,709

Total current liabilities	23,270	224,273	204,010	(273,297)	178,256

Long-term debt:
Capital lease obligations	—	909	—	—	909
Senior debt	710,205	—	—	—	710,205

Senior long-term debt	710,205	909	—	—	711,114
Subordinated debt	732,674	—	—	—	732,674

Total long-term debt	1,442,879	909	—	—	1,443,788

Deferred income taxes	—	—	45,956	—	45,956
Deferred revenue	—	2,663	—	—	2,663
Asset retirement obligation	—	1,850	—	—	1,850
Fair value of derivative instruments	846	—	—	—	846
Deferred gain on sale of property and equipment	—	25,882	—	—	25,882

Total liabilities	1,466,995	255,577	249,966	(273,297)	1,699,241

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2003	—	—	—	—	—
Additional paid-in-capital	730,965	1,391,930	493,295	(1,885,225)	730,965
Accumulated deficit	(875,493)	(487,613)	(262,601)	750,214	(875,493)
Deferred compensation	(34,780)	—	—	—	(34,780)

Total stockholder’s equity (deficit)	(179,308)	904,317	230,694	(1,135,011)	(179,308)

Total liabilities and stockholder’s equity (deficit)	$1,287,687	$1,159,894	$480,660	$(1,408,308)	$1,519,933

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

Consolidating Statement of Operations for the Three Months Ended March 31, 2003 (amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$133,507	$—	$—	$133,507
Roaming	—	42,771	—	—	42,771
Equipment	—	12,183	—	—	12,183

Total revenues	—	188,461	—	—	188,461

Expenses:
Cost of service	—	47,926	10,075	—	58,001
Cost of equipment	—	23,751	—	—	23,751
Selling, general and administrative	26	56,466	2,739	—	59,231
Termination benefits and other related charges	—	2,155	—	—	2,155
Non-cash compensation	—	5,238	—	—	5,238
Depreciation and asset disposal	—	34,524	—	—	34,524
Amortization	—	1,129	—	—	1,129

Income (loss) from operations	(26)	17,272	(12,814)	—	4,432

Interest expense	(37,454)	(57)	—	—	(37,511)
Other expense	(418)	—	—	—	(418)
Interest and other income	1,729	—	—	—	1,729

Income (loss) before taxes	(36,169)	17,215	(12,814)	—	(31,768)
Income tax provision	—	(536)	(2,508)	—	(3,044)

Net income (loss) before equity in earnings of subsidiaries	(36,169)	16,679	(15,322)	—	(34,812)
Equity in earnings of subsidiaries	1,357	(15,322)	—	13,965	—

Net income (loss)	$(34,812)	$1,357	$(15,322)	$13,965	$(34,812)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net cash provided by (used in) operating activities	$(21,849)	$69,845	$(12,976)	$—	$35,020

Cash flows from investing activities:
Capital expenditures	—	(18,863)	—	—	(18,863)
Investment in and advances to non-consolidated entity, net	(425)	—	—	—	(425)
Proceeds from sale of property and equipment, net	—	31	—	—	31
Other	—	—	(80)	—	(80)
Investment in subsidiaries	(13,765)	(80)	—	13,845	—
Dividends received	13,685	—	—	(13,685)	—
Net intercompany loans	—	(37,613)	—	37,613	—

Net cash provided by (used in) investing activities	(505)	(56,525)	(80)	37,773	(19,337)

Cash flows from financing activities:
Payments under credit facility	(3,845)	—	—	—	(3,845)
Change in bank overdraft	—	(12,920)	—	—	(12,920)
Capital contribution from parent	57	13,765	80	(13,845)	57
Payment of deferred financing costs	(22)	—	—	—	(22)
Dividends paid	—	(13,685)	—	13,685	—
Principal payment under capital lease obligations	—	(519)	—	—	(519)
Net intercompany loans	24,637	—	12,976	(37,613)	—

Net cash provided by (used in) financing activities	20,827	(13,359)	13,056	(37,773)	(17,249)

Net decrease in cash and cash equivalents	(1,527)	(39)	—	—	(1,566)
Cash and cash equivalents, beginning of period	212,411	39	—	—	212,450

Cash and cash equivalents, end of period	$210,884	$—	$—	$—	$210,884

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

Consolidating Balance Sheet as of March 31, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$99,981	$1,957	$—	$—	$101,938
Accounts receivable, net of allowance for doubtful accounts	76	57,314	—	—	57,390
Accounts receivable – roaming partners	—	20,485	—	—	20,485
Inventory, net	—	31,253	—	—	31,253
Prepaid expenses	2	8,155	6,150	—	14,307
Intercompany receivable	268,042	—	—	(268,042)	—
Other current assets	2,128	6,489	—	—	8,617

Total current assets	370,229	125,653	6,150	(268,042)	233,990
Long term assets

Property and equipment, net	—	771,935	377	—	772,312
Investments in subsidiaries	898,567	214,940	—	(1,113,507)	—
Intangible assets, net	3,711	12,732	470,887	—	487,330
Fair value of derivative instruments	4,871	—	—	—	4,871
Other long-term assets	175	6,749	3,070	—	9,994

Total assets	$1,277,553	$1,132,009	$480,484	$(1,381,549)	1,508,497

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$3	$74,278	$13,364	$—	$87,645
Accrued liabilities	39,137	24,812	—	—	63,949
Current portion of long-term debt	—	1,273	—	—	1,273
Other current liabilities	—	102,798	203,251	(268,042)	38,007

Total current liabilities	39,140	203,161	216,615	(268,042)	190,874

Long-term debt:
Capital lease obligations	—	659	—	—	659
Senior debt	716,166	—	—	—	716,166

Senior long-term debt	716,166	659	—	—	716,825
Subordinated debt	733,084	—	—	—	733,084

Total long-term debt	1,449,250	659	—	—	1,449,909

Deferred income taxes	—	—	48,929	—	48,929
Deferred revenue	—	2,129	—	—	2,129
Asset retirement obligation	—	1,908	—	—	1,908
Deferred gain on sale of property and equipment	—	25,585	—	—	25,585

Total liabilities	1,488,390	233,442	265,544	(268,042)	1,719,334

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of March 31, 2004	—	—	—	—	—
Additional paid-in-capital	730,607	1,404,630	493,295	(1,897,925)	730,607
Accumulated deficit	(912,180)	(506,063)	(278,355)	784,418	(912,180)
Deferred compensation	(29,264)	—	—	—	(29,264)

Total stockholder’s equity (deficit)	(210,837)	898,567	214,940	(1,113,507)	(210,837)

Total liabilities and stockholder’s equity (deficit)	$1,277,553	$1,132,009	$480,484	$(1,381,549)	$1,508,497

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

Consolidating Statement of Operations for the Three Months Ended March 31, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$147,668	$—	$—	$147,668
Roaming	—	33,636	—	—	33,636
Equipment	—	16,656	—	—	16,656

Total revenues	—	197,960	—	—	197,960

Expenses:
Cost of service	—	49,525	9,640	—	59,165
Cost of equipment	—	32,525	—	—	32,525
Selling, general and administrative	5	59,856	3,141	—	63,002
Non-cash compensation	—	5,602	—	—	5,602
Depreciation and asset disposal	—	38,101	—	—	38,101
Amortization	—	1,858	—	—	1,858

Income (loss) from operations	(5)	10,493	(12,781)	—	(2,293)

Interest expense	(31,238)	(88)	—	—	(31,326)
Interest and other income	306	—	—	—	306

Income (loss) before taxes	(30,937)	10,405	(12,781)	—	(33,313)
Income tax provision	—	(401)	(2,973)	—	(3,374)

Net income (loss) before equity in earnings of subsidiaries	(30,937)	10,004	(15,754)	—	(36,687)
Equity in earnings of subsidiaries	(5,750)	(15,754)	—	21,504	—

Net income (loss)	$(36,687)	$(5,750)	$(15,754)	$21,504	$(36,687)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non Guarantors	Eliminations	Consolidated
Cash flows from operating activities:

Net cash provided by (used in) operating activities	$(15,905)	$60,165	$(12,109)	$—	$32,151

Cash flows from investing activities:
Capital expenditures	—	(16,752)	—	—	(16,752)
Proceeds from sale of property and equipment, net	—	19	—	—	19
Investment in subsidiaries	(12,700)	—	—	12,700	—
Dividends received	12,700	—	—	(12,700)	—
Net intercompany loans	—	(22,548)	—	22,548	—

Net cash provided by (used in) investing activities	—	(39,281)	—	22,548	(16,733)

Cash flows from financing activities:
Change in bank overdraft	—	(18,912)	—	—	(18,912)
Capital contribution from parent	—	12,700	—	(12,700)	—
Advances to related party	—	(45)	—	—	(45)
Payment of deferred financing costs	(67)	—	—	—	(67)
Dividends paid	—	(12,700)	—	12,700	—
Principal payment under capital lease obligations	—	(422)	—	—	(422)
Net intercompany loans	10,439	—	12,109	(22,548)	—

Net cash provided by (used in) financing activities	10,372	(19,379)	12,109	(22,548)	(19,446)

Net increase (decrease) in cash and cash equivalents	(5,533)	1,505	—	—	(4,028)
Cash and cash equivalents, beginning of period	105,514	452	—	—	105,966

Cash and cash equivalents, end of period	$99,981	$1,957	$—	$—	$101,938

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In this section, the terms “Triton,” “we,” “our” and similar terms refer collectively to Triton PCS, Inc., and its consolidated subsidiaries and “Holdings” refers to our parent corporation, Triton PCS Holdings, Inc. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of our preliminarily prospectus filed on April 21, 2004 with the Securities and Exchange Commission as part of a post-effective amendment to our registration statements covering our outstanding notes. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

We are a leading provider of wireless communications services in the southeastern United States. As of March 31, 2004, our wireless communications licenses covered approximately 13.6 million potential customers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In February 1998, we entered into a joint venture with AT&T Wireless. As part of this agreement, AT&T Wireless contributed personal communications services licenses for 20 MHz of authorized frequencies covering approximately 11.3 million potential customers within defined areas of our region in exchange for an equity position in Holdings. Since that time, we have expanded our coverage area to include approximately 2.3 million additional potential customers through acquisitions and license exchanges with AT&T Wireless. As part of these transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T within our region. We believe our markets are strategically attractive because of their proximity to AT&T Wireless’ systems in the Washington, D.C., Charlotte, North Carolina and Atlanta, Georgia markets, which collectively cover a population of more than 28.5 million individuals. In addition, we are the preferred provider of wireless mobility services to AT&T Wireless’ digital wireless customers who roam into our markets. Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by AT&T Wireless’ and other carriers’ wireless customers who roam into our covered area.

Our markets have attractive demographic characteristics for wireless communications services and, according to the U.S. Census Bureau, include 10 of the top 100 markets in the country with population densities that are 80% greater than the national average. We currently provide wireless voice and data services over two overlapping networks. One network uses time division multiple access, or TDMA, technology, which we have successfully launched in all of our markets. The second network utilizes global system for mobile communications and general packet radio service, or GSM/GPRS, technology, which is capable of providing enhanced voice and data services. As of March 31, 2004, we have overlaid 1,828 of our 2,279 cell sites with GSM/GPRS technology and have deployed two GSM/GPRS switches.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Subscribers

Net subscriber additions were 25,247 and 31,495 for the three months ended March 31, 2004 and 2003, respectively. The decrease of 6,248, or 19.8%, was primarily due to higher subscriber churn on a larger subscriber base, partially offset by a slight increase in gross subscriber additions. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. Total subscribers were 919,906 as of March 31, 2004, an increase of 6.8% over our subscriber total as of March 31, 2003. The increase in subscribers was primarily due to increased productivity from our company-owned retail stores, effective marketing of our new GSM/GPRS rate plans and the implementation of new service offerings designed to attract credit-challenged customers. During the three months ended March 31, 2004, all of our gross subscriber additions were on a one or two year service contract.

Churn

Subscriber churn was 2.3% and 2.1% for the three months ended March 31, 2004 and 2003, respectively. We believe that our churn rate remains competitive with the industry average due to our high-quality system performance, our commitment to quality customer service and our focused retention efforts.

The FCC has mandated that wireless carriers provide for local number portability, or LNP, in certain large markets by November 24, 2003 and by May 24, 2004 in all remaining markets. Six of our thirty-seven markets were included in the November 2003 deadline. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. As of March 31, 2004, LNP has not had a material impact on subscriber churn, but number portability could increase churn in the future as LNP becomes available in all of our markets.

Average Revenue Per User

Average revenue per user, or ARPU, was $54.73 and $53.52 for the three months ended March 31, 2004 and 2003, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers of $0.48 and $0.91 per average subscriber for the three months ended March 31, 2004 and 2003, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The ARPU increase of $1.21, or 2.3%, was primarily the result of increases in fees charged to recoup expenditures incurred to comply with federal mandates. As the result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.

Revenues

Total revenue increased 5.0% to $198.0 million for the three months ended March 31, 2004 from $188.5 million for the three months ended March 31, 2003. Service revenue for the three months ended March 31, 2004 was $147.7 million, an increase of $14.2 million or 10.6%, compared to $133.5 million for the three months ended March 31, 2003. The increase in service revenue was due primarily to growth of subscribers as well as an increase in ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $33.6 million for the three months ended March 31, 2004, a decrease of $9.2 million, or 21.5%, compared to $42.8 million for the three months ended March 31, 2003. The decrease in roaming revenue was the result of decreased roaming minutes of use and reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the first quarter of 2004 were 222.5 million, which represents a 7.0% decrease over the first quarter of 2003. The decrease in minutes resulted from AT&T Wireless’ negative net subscriber additions trend as well as their rate plan offerings, which discouraged roaming. In addition, TDMA roaming minutes decreased in connection with BellSouth’s successful transition to GSM/GPRS technology. We expect to complete our GSM/GPRS overlay by the end of the second quarter of 2004. Although we expect the growth of the wireless industry to continue in the foreseeable future, we expect that roaming revenues could decrease in the foreseeable future due to the industry trend of declining roaming rates. Equipment revenue was $16.7 million for the three months ended March 31, 2004, an increase of $4.5 million or 36.9%, compared to $12.2 million for the three months ended March 31, 2003. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. In addition, equipment revenue includes the fair value of handsets received from a subscriber in a handset upgrade transaction. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers as well as slightly higher gross subscriber additions. In addition, on July 1, 2003, we adopted EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” which requires that the total revenue proceeds of a transaction be allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, in a subscriber activation transaction, the activation fee collected up to the amount of the equipment margin is recognized immediately as equipment revenue. Prior to adopting EITF 00-21 (during the first quarter 2003), this activation revenue was deferred and recognized over the average life of a subscriber.

Cost of Service

Cost of service (excluding amortization, depreciation and non-cash compensation) was $59.2 million for the three months ended March 31, 2004, an increase of $1.2 million, or 2.1%, compared to $58.0 million for the three months ended March 31, 2003. The increase was related to a higher volume of traffic on our network driven by rate plan offerings and subscriber growth. In addition, roaming minutes of use by our subscribers increased due to higher overall usage. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with anticipated subscriber growth. Cost of service as a percentage of revenue, excluding equipment revenue, was 32.6% and 32.9% for the three months ended March 31, 2004 and 2003, respectively. The decrease of 0.3% was primarily attributable to our continued leveraging of certain cost of service expenses, including cell site rent and headcount expenses against an increasing revenue base, offset partially by a decrease in roaming revenue. Cost of service as a percentage of revenue, excluding equipment revenue, may continue to decline in the future as we continue to leverage our fixed cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $32.5 million for the three months ended March 31, 2004, an increase of $8.7 million, or 36.6%, compared to $23.8 million for the three months ended March 31, 2003. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was driven primarily by an increase in handset sales to existing subscribers as well as slightly higher gross subscriber additions.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $63.0 million for the three months ended March 31, 2004, an increase of $3.8 million, or 6.4%, compared to $59.2 million for the three months ended March 31, 2003. Selling expenses increased by $1.1 million or 4.4%, primarily due to increased commissions as the result of higher gross subscriber additions in the first quarter of 2004 as well as higher spending related to the production of our second quarter 2004 advertising campaign. General and administrative expenses increased $2.7 million, or 7.9%, primarily due to increases in the variable components of administrative expenses such as headcount costs, legal fees and consulting fees. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with anticipated subscriber growth. General and administrative expenses as a percentage of revenue, excluding equipment revenues, was 19.7% and 18.7% for the three months ended March 31, 2004 and 2003, respectively. This 1.0% increase is primarily attributable to a decline in roaming revenue and an increase in the variable administrative expenses discussed above. These negative factors were partially offset by increased customer care efficiency as well as improved collection efforts, which resulted in lower bad debt expense this quarter compared to the first quarter of 2003. General and administrative expenses as a percentage of revenue, excluding equipment revenue, may decline in the future as we continue to leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.

Cost Per Gross Addition

Cost per gross addition, or CPGA, was $404 and $406 for the three months ended March 31, 2004 and 2003, respectively. The CPGA decrease of $2, or 0.5%, was primarily the result of improved leverage on fixed acquisition costs as the result of higher gross subscriber additions in the first quarter of 2004. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Charges

There were no termination benefits and other related charges for the three months ended March 31, 2004. Termination benefits and other related charges were $2.2 million for the three months ended March 31, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003.

Non-cash Compensation Expense

Non-cash compensation expense was $5.6 million for the three months ended March 31, 2004, an increase of $0.4 million, or 7.7%, compared to $5.2 million for the three months ended March 31, 2003. Non-cash compensation represents the amortization of Holdings’ restricted stock, valued at the date of grant, over the applicable vesting period. In addition, accruals for expected contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The increase is attributable to recording $0.4 million of expense related to the shares earned under the 401(k) savings plan in the first quarter of 2004 and expected to be contributed later in the year.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $40.0 million for the three months ended March 31, 2004, an increase of $4.3 million, or 12.0%, compared to $35.7 million for the three months ended March 31, 2003. The increase resulted primarily from increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. Depreciation expense will continue to increase as we overlay and upgrade our network with GSM/GPRS technology. In addition, we accelerated the amortization of our brand license agreement with AT&T Wireless as a result of their proposed merger with Cingular Wireless and the possibility that the post-merger company will reconsider using the AT&T brand.

Interest Expense

Interest expense was $31.3 million, net of capitalized interest of $0.4 million, for the three months ended March 31, 2004. Interest expense was $37.5 million, net of capitalized interest of $0.7 million, for the three months ended March 31, 2003. The decrease of $6.2 million, or 16.5%, relates primarily to a decrease of $13.3 million of interest expense on our 11% subordinated notes, which we repurchased in July 2003, a decrease of $6.9 million of interest expense on our former bank credit facility, which was retired in June 2003, offset partially by an increase of $13.7 million of interest expense related to our June 2003 private placement of $725.0 million aggregate principal amount 8 1/2% senior notes, and a decrease of $0.3 million in capitalized interest for the three months ended March 31, 2004.

We had a weighted average interest rate of 8.32% for the three months ended March 31, 2004, on our average borrowings under our bank credit facility and our average obligation for our senior and subordinated debt, as compared with the 9.60% weighted average interest rate for the three months ended March 31, 2003.

Other Expense

Other expense was $0.4 million for the three months ended March 31, 2003. This amount represents losses incurred from our investment in Lafayette Communications Company, L.L.C. During June 2003, Lafayette acquired the Company’s 39% ownership interest in Lafayette for nominal consideration. As a result, we no longer hold an interest in or relationship with Lafayette. We incurred no other expense during the three months ended March 31, 2004.

Interest and Other Income

Interest and other income was $0.3 million for the three months ended March 31, 2004, a decrease of $1.4 million, or 82.4%, compared to $1.7 million for the three months ended March 31, 2003. This decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Income Tax Expense

Income tax expense was $3.4 million for the three months ended March 31, 2004, an increase of $0.4 million, or 13.3%, compared to $3.0 million for the three months ended March 31, 2003. The increase was due primarily to the amortization of a larger tax basis associated with our FCC licenses. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $36.7 million and $34.8 million for the three months ended March 31, 2004 and 2003, respectively. The net loss increase of $1.9 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of March 31, 2004, we had $101.9 million in cash and cash equivalents, compared to $106.0 million in cash and cash equivalents at December 31, 2003. Net working capital was $43.1 million as of March 31, 2004 and $52.5 million as of December 31, 2003. Cash provided by operating activities was $32.2 million for the three months ended March 31, 2004, a decrease of $2.8 million, or 8.0%, compared to $35.0 million for the three months ended March 31, 2003. The decrease in cash provided by operating activities was primarily due to decreased roaming revenue, offset partially by a decrease in cash used for working capital, which resulted predominantly from the timing of interest payments on our senior and senior subordinated debt and more efficient monitoring of our accounts payable. These increases in cash resulting from changes in working capital were offset partially by increased purchases of handsets in the first quarter of 2004. Cash used in investing activities was $16.7 million for the three months ended March 31, 2004, a decrease of $2.6 million, or 13.5%, compared to $19.3 million for the three months ended March 31, 2003. The decrease in cash used in investing activities was primarily related to a decrease in capital expenditures of $2.1 million. Net cash used in financing activities was $19.4 million for the three months ended March 31, 2004 compared to $17.2 million for the three months ended March 31, 2003. The increase in net cash used by financing activities of $2.2 million, or 12.8%, was primarily related to an increase in our change in bank overdraft liability of $6.0 million, offset partially by $3.8 million of credit facility payments made during the three months ended March 31, 2003.

Liquidity

We believe that cash on hand will be sufficient to meet our projected capital requirements through 2004. Our credit facility provides for up to $100.0 million in revolving loans. The credit facility contains customary financial covenants which are currently inactive and will only become effective upon the initial drawing under the credit facility. At March 31, 2004, we were not in pro forma compliance with the covenant specifying a maximum ratio of total debt to annualized EBITDA, as defined in the credit facility agreement. We test for covenant compliance quarterly, and we cannot draw on the facility until pro forma compliance is demonstrated. Given the existing cash balance, expected future cash flows and projected capital requirements, we do not anticipate the need to draw on this facility in the foreseeable future. Holdings’ Board of Directors declared a $3.5 million cash dividend payment with respect to its Series A preferred stock for the first quarter of 2004, and Holdings expects to make this payment in 2004.

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report, other then cash cost per user, appear above under “Results of Operations.” A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Three Months Ended March 31,
Average revenue per user (ARPU)	2003	2004
	(Dollars in thousands, except ARPU)
Service revenue	$133,507	$147,668
Subscriber retention credits	2,306	1,310

Adjusted service revenue	$135,813	$148,978

Average subscribers	845,907	907,283
ARPU	$53.52	$54.73

We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and assist in forecasting our future billable service revenue. ARPU is exclusive of service revenue credits made to retain existing subscribers, as these are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits; therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. ARPU is calculated by dividing service revenue, exclusive of service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For quarterly periods, average subscribers is calculated by adding subscribers at the beginning of the quarter to subscribers at the end of the quarter and dividing by two.

	Three Months Ended March 31,
ARPU, plus roaming revenue less subscriber retention costs	2003	2004
	(Dollars in thousands, except ARPU)
Service revenue	$133,507	$147,668
Roaming revenue	42,771	33,636

Service and roaming revenue	$176,278	$181,304

Average subscribers	845,907	907,283
ARPU	$69.46	$66.61

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

	Three Months Ended March 31,
CCPU and CPGA	2003	2004
	(Dollars in thousands, except CCPU and CPGA)
Cost of service	$58,001	$59,165
General and administrative expense	33,027	35,647
Total cost of equipment – transactions with existing subscribers	5,753	12,070

CCPU operating expenses	96,781	106,882

Selling expense (1)	26,204	27,355
Total cost of equipment – transactions with new subscribers (1)	17,998	20,455

CPGA operating expenses	44,202	47,810

Termination benefits and other related charges	2,155	—
Non-cash compensation	5,238	5,602
Depreciation and asset disposal	34,524	38,101
Amortization	1,129	1,858

Total operating expenses	$184,029	$200,253

CCPU operating expenses (from above)	$96,781	$106,882
Equipment revenue – transactions with existing subscribers	(2,594)	(4,503)

CCPU costs, net	$94,187	$102,379

Average subscribers	845,907	907,283
CCPU	$37.11	$37.61

CPGA operating expenses (from above)	$44,202	$47,810
Equipment revenue – transactions with new subscribers	(9,589)	(12,153)

CPGA costs, net	$34,613	$35,657

Gross subscriber additions	85,300	88,214
CPGA	$406	$404

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

Inflation

We do not believe that inflation has had a material impact on our operations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of March 31, 2004, our debt can be categorized as follows:

Fixed interest rates:
Senior notes	$716,166
Senior subordinated notes	$733,084

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. Historically, we have selectively entered into interest rate swaps to manage our interest rate exposure.

During first quarter of 2004, we entered into a new interest rate swap agreement for an aggregate notional amount of $115.0 million. In addition, we entered into another interest swap in April 2004, which has a notional amount of $30.0 million. Swap counter parties are major commercial banks. Under these interest rate swap contracts, we agree to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled semi-annually.

Information, as of March 31, 2004, for the interest rate swaps is as follows:

	Terms	Notional Amount	Fair Value
Swaps acting as hedges	10/20/2003 - 6/01/2013	$50,000,000	$2,343,000
	10/20/2003 - 6/01/2013	30,000,000	1,238,000
	11/10/2003 - 6/01/2013	75,000,000	2,372,000
	3/04/2004 - 6/01/2013	115,000,000	(1,082,000)

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, this risk is not considered to be material relative to our overall investment income position.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer respectively), as well as the Senior Vice President of Operations and Controller have concluded, based on their evaluation as of March 31, 2004, that Triton’s disclosure controls and procedures are: effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations and Controller, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Triton’s internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Triton’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4/A, Amendment No.1, Registration Statement of Triton PCS, Inc., File No. 333-57715).

3.2	Bylaws of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4/A Registration Statement, Amendment No.1, of Triton PCS, Inc., File No. 333-57715).

4.1	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.2	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., The Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.3	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.4	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.5	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

4.6	Amendment No. 2 to First Amended and Restated Stockholders’ Agreement, dated as of November 6, 2003, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2003).

4.7	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.8	Amendment No. 1 to Investors Stockholders’ Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.1	Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 4.3 to the Form 8-K/A of Triton PCS, Inc. filed June 16, 2003).

10.2	First Amendment, dated as of September 29, 2003, to Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2003).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Senior Vice President of Operations and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON PCS, INC.

Date: May 10, 2004	By	/s/ Michael E. Kalogris
Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: May 10, 2004	By:	/s/ David D. Clark
David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial officer)