Form 10-Q
period 2004-06-30
TRITON PCS INC
filed 2004-08-09
CIK 1064735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

TRITON PCS, INC.

SECOND QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRITON PCS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2003	June 30, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$105,966	$69,156
Accounts receivable, net of allowance for doubtful accounts of $3,839 and $4,329, respectively	62,939	63,972
Accounts receivable – roaming partners	19,378	24,265
Inventory, net	24,344	33,974
Prepaid expenses	10,980	13,207
Other current assets	7,194	7,040

Total current assets	$230,801	$211,614

Long term assets:
Property and equipment, net	788,870	749,903
Intangible assets, net	488,883	486,246
Other long-term assets	11,379	9,318

Total assets	$1,519,933	$1,457,081

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$67,462	$67,110
Accrued liabilities	73,641	57,785
Current portion of capital lease obligations	1,444	1,102
Other current liabilities	35,709	37,586

Total current liabilities	178,256	163,583

Long-term debt:
Capital lease obligations	909	418
Senior notes	710,205	698,449

Senior long-term debt	711,114	698,867

Subordinated notes	732,674	733,500

Total long-term debt	1,443,788	1,432,367

Deferred income taxes	45,956	51,982
Deferred revenue	2,663	1,652
Fair value of derivative instruments	846	13,094
Deferred gain on sale of property and equipment	25,882	25,287
Other long-term liabilities	1,850	1,972

Total liabilities	1,699,241	1,689,937

Commitments and contingencies	—	—

Common Stock, $0.01 par value, 1,000 shares authorized 100 shares issued and outstanding as of December 31, 2003 and June 30, 2004	—	—
Additional paid-in capital	730,965	735,721
Accumulated deficit	(875,493)	(940,046)
Deferred compensation	(34,780)	(28,531)

Total stockholder’s deficit	(179,308)	(232,856)

Total liabilities and stockholder’s deficit	$1,519,933	$1,457,081

See accompanying notes to financial statements.

TRITON PCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
Service	$145,839	$155,454	$279,346	$303,122
Roaming	49,323	38,520	92,094	72,156
Equipment	11,308	18,515	23,491	35,171

Total revenue	206,470	212,489	394,931	410,449

Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $31,419 and $38,447 for the three months ended June 30, 2003, and 2004, respectively, and $61,646 and $71,913 for the six months ended June 30, 2003 and 2004, respectively, and excluding non-cash compensation of $863 and $800 for the three months ended June 30, 2003 and 2004, respectively and $1,751 and $1,626 for the six months ended June 30, 2003 and 2004, respectively)	61,432	63,777	119,433	122,942
Cost of equipment	23,147	31,818	46,898	64,343
Selling, general and administrative (excluding depreciation of $4,355 and $4,476 for the three months ended June 30, 2003 and 2004, respectively, and $8,652 and $9,111 for the six months ended June 30, 2003 and 2004, respectively, and excluding non-cash compensation of $11,405 and $5,092 for the three months ended June 30, 2003 and 2004, respectively, and $15,755 and $9,868 for the six months ended June 30, 2003 and 2004, respectively)	56,655	60,051	115,886	123,053
Termination benefits and other related charges	195	—	2,350	—
Non-cash compensation	12,268	5,892	17,506	11,494
Depreciation and asset disposal	35,774	42,923	70,298	81,024
Amortization	941	1,744	2,070	3,602

Income from operations	16,058	6,284	20,490	3,991

Interest expense	(37,414)	(30,932)	(74,925)	(62,258)
Other expense	(3,613)	—	(2,898)	—
Debt extinguishment costs	(34,080)	—	(34,080)	—
Interest and other income	696	265	1,292	571

Loss before taxes	(58,353)	(24,383)	(90,121)	(57,696)
Income tax provision	(2,974)	(3,483)	(6,018)	(6,857)

Net loss	(61,327)	(27,866)	(96,139)	(64,553)

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	—	—	1,429	—
Plus: reclassification adjustment for losses included in net loss	4,030	—	4,030	—

Comprehensive loss	($57,297)	($27,866)	($90,680)	($64,553)

See accompanying notes to financial statements.

TRITON PCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(96,139)	$(64,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, asset disposal and amortization	72,368	84,626
Deferred income taxes	5,083	6,026
Accretion of interest	19,516	1,667
Loss on equity investment	875	—
Bad debt expense	4,273	3,815
Non-cash compensation	17,506	11,494
Loss on derivative instruments	2,023	—
Loss on debt extinguishment	34,080	—

Change in operating assets and liabilities:
Accounts receivable	(3,118)	(9,735)
Inventory	12,011	(9,630)
Prepaid expenses and other current assets	(4,995)	(1,962)
Intangible and other assets	(817)	1,723
Accounts payable	3,947	(3,620)
Accrued payroll and liabilities	(3,551)	(6,211)
Deferred revenue	2,828	79
Accrued interest	2,384	(86)
Other liabilities	3,001	200

Net cash provided by operating activities	71,275	13,833

Cash flows from investing activities:
Capital expenditures	(45,748)	(40,108)
Investment in and advances to non-consolidated entity	(875)	—
Repayments from non-consolidated entity	58	—
Proceeds from sale of property and equipment	725	532
Acquisition of FCC licenses	(28,330)	—
Other	—	(8)

Net cash used in investing activities	(74,170)	(39,584)

Cash flows from financing activities:
Proceeds from issuance of senior debt, net of discount	710,500	—
Payment under credit facility	(207,961)	—
Payments of subordinated debt	(408,591)	—
Payment of debt extinguishment costs	(25,502)	—
Change in bank overdraft	(9,229)	(10,048)
Contributions under employee stock purchase plan	57	—
Payment of deferred financing costs	(2,221)	(67)
Extinguishment of interest rate swaps	(20,383)	—
Advances to related party	(60)	(111)
Principal payments under capital lease obligations	(1,044)	(833)

Net cash (used in) provided by financing activities	35,566	(11,059)

Net (decrease) increase in cash and cash equivalents	32,671	(36,810)

Cash and cash equivalents, beginning of period	212,450	105,966

Cash and cash equivalents, end of period	$245,121	$69,156

Non-cash investing and financing activities
Deferred stock compensation	$(8,655)	$4,310
Change in fair value of derivative instruments acting as a hedge	(1,429)	(12,248)
Change in capital expenditures included in accounts payable	117	3,268
FCC license acquisition through retirement of note receivable	71,961	—

See accompanying notes to financial statements.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

(1) Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. (“Triton”). The results of operations for the three and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which include information and disclosures not included herein.

Triton is a wholly-owned subsidiary of Triton PCS Holdings, Inc. (“Holdings”); Triton PCS Operating Company L.L.C., Triton PCS License Company L.L.C., Triton PCS Equipment Company L.L.C., Triton PCS Property Company L.L.C., Triton PCS Holdings Company L.L.C., Triton Management Company, Inc., Triton PCS Investment Company L.L.C. and Triton PCS Finance Company Inc. are each wholly-owned subsidiaries of Triton. All of Triton’s subsidiaries, other than Triton PCS Property Company L.L.C and Triton PCS License Company L.L.C., have guaranteed on a full, unconditional and joint and several basis Triton’s 8  1/2% senior notes due 2013 (the “8  1/2% Notes”), its 9  3/8% senior subordinated notes due 2011 (the “9  3/8% Notes”) and its 8  3/4% senior subordinated notes due 2011(the “8  3/4% Notes”). The 8 1/2% Notes are effectively subordinated in right of payment to all of Triton’s senior secured debt. The 9  3/8% Notes and the 8  3/4% Notes constitute unsecured obligations of Triton and rank subordinate in right of payment to all of Triton’s existing and future senior debt, including the 8  1/2% Notes, and any secured debt.

The consolidated accounts include Triton and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts or balances have been eliminated in consolidation.

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of Accounting Principles Board Opinion 25. Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for stock issued under Holdings’ employee stock purchase plan. With regard to the pro forma net loss, there was no offsetting impact to the tax provision related to pro forma compensation expense because of historical net losses and recognition of a valuation allowance against the associated net operating loss carryforwards. The employee stock purchase plan was suspended in January 2003; therefore, there was no pro forma compensation expense calculated for the quarters ended June 30, 2003 and 2004 or the six months ended June 30, 2004. Assumptions for the six months ended June 30, 2003 included an expected life of three months, weighted average risk-free interest rate of 1.2%, dividend yield of 0.0% and expected volatility of 150%. Had compensation expense for grants of stock-based compensation related to the employee stock purchase plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma net loss would have been:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Dollars in thousands)
Net loss	$(61,327)	$(27,866)	$(96,139)	$(64,553)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	12,268	5,892	17,506	11,494
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,268)	(5,892)	(17,530)	(11,494)

Pro forma net loss	$(61,327)	$(27,866)	$(96,163)	$(64,553)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

(2) New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force issued EITF 03-06 “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share.” EITF 03-06 clarifies the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating in such dividends. The provisions of EITF 03-06 were effective for the quarter ended June 30, 2004. EITF 03-06 had no impact on the Company’s financial position or results of operations.

(3) Stock Compensation

Restricted Stock

On May 19, 2004, Holdings granted 1,008,625 shares of restricted Class A common stock to certain of its management employees under Holdings’ Stock and Incentive Plan (the “Stock Incentive Plan”). Of the total grant, 36,700 shares were issued from Holdings’ treasury stock. All of these shares are subject to four-year vesting provisions. Deferred compensation of approximately $3.9 million was recorded based on the market value at the date of grant.

On May 25, 2004, Holdings granted 317,000 shares of restricted Class A common stock to the non-employee directors on Holdings’ Board of Directors under Holdings’ Directors’ Stock and Incentive Plan. Of these shares, 315,000 are subject to three-year vesting provisions, with the first vest occurring on August 15, 2004 and the remaining 2,000 shares vested immediately. Deferred compensation of approximately $1.3 million was recorded based on the market value at the date of grant.

During the six months ended June 30, 2004, certain employees who resigned their employment with the Company forfeited approximately $0.9 million of deferred compensation and in so doing returned 52,365 shares of Holdings’ restricted Class A common stock which were issued under Holdings’ Stock Incentive Plan.

Retirement Plan

The Company’s employees are eligible to participate in the Triton Management Company, Inc. Savings and Investment Plan which permits employees to make contributions on a pre-tax salary reduction basis in accordance with applicable provisions of the Internal Revenue Code. Substantially all full-time employees are eligible to participate as of the first day of the calendar quarter following the employee’s completion of three months of employment. The Company matches a portion of its employees’ pre-tax contributions.

In addition, commencing in 2004, Holdings’ authorized a retirement contribution equal to 3% of each eligible employee’s compensation, to the Savings and Investment Plan. Employees vest immediately in the retirement contribution, and the contributions generally will be made by the Company in the quarter subsequent to being earned. The Company is permitted to make such retirement contributions in Holdings’ Class A common stock or cash or in a combination of stock and cash. On May 12, 2004, the Company contributed 106,342 shares of Holdings’ Class A common stock, at a price of $4.20, to the Savings and Investment Plan for participants in the first quarter of 2004. As of June 30, 2004, the Company had accrued non-cash compensation of approximately $0.5 million in connection with shares that are expected to be contributed in the third quarter of 2004.

Employee Stock Purchase Plan

Holdings’ previously offered an employee stock purchase plan pursuant to which employees were able to purchase shares of Holdings’ Class A common stock. In January 2003, due to a limited number of remaining shares available for issuance under the employee stock purchase plan, Holdings suspended participation in the plan.

Deferred Compensation Plan

In June 2004, Holdings implemented a non-qualified deferred compensation plan for the benefit of a selected group of management employees and members of Holding’s Board of Directors. The plan permits the deferral of earned

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

compensation, including salary, bonus and stock grants. Holdings may set aside assets in a trust in order to assist it in meeting the obligations of the plan when they come due. The assets of the trust, if any, remain subject to the claims of Holdings’ general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”, Holdings’ stock contributed to the trust is recorded at historical cost and classified with Additional Paid in Capital. Since these investments are in Holdings’ stock, an offsetting amount is recorded as deferred compensation in the equity section of the balance sheet. Compensation contributed to the plan in the form of cash is invested in diversified assets classified as trading securities, which are held by the Rabbi Trust. These assets are classified within other long-term assets on the balance sheet and are recorded at fair market value, with changes recorded to other income and expense. The liabilities related to this plan are included in other long-term liabilities on the balance sheet, with changes in the liability related to the Rabbi Trust being recorded as adjustments to compensation expense. As of June 30, 2004, amounts held in the Rabbi Trust were not significant.

(4) Property and Equipment

The following table summarizes the Company’s property and equipment as of December 31, 2003 and June 30, 2004, respectively.

	December 31, 2003	June 30, 2004
	(Dollars in thousands)
Property and equipment:
Land	$377	$377
Network infrastructure and equipment	1,141,200	1,194,341
Furniture, fixtures and computer equipment	98,134	99,111
Capital lease assets	8,946	8,374
Construction in progress	22,843	10,188

	1,271,500	1,312,391
Less accumulated depreciation	(482,630)	(562,488)

Property and equipment, net	$788,870	$749,903

Effective April 1, 2004, the Company implemented the results of a review of the estimated service lives of its time division multiple access, or TDMA, wireless communications equipment. This review was completed as the result of the Company’s successful launch of its overlapping next generation global system for mobile communications and general packet radio service, or GSM/GPRS, network in all of its covered markets. Service lives were shortened to fully depreciate all such equipment by the end of 2008. Similar equipment acquired after April 1, 2004 has a useful life no longer than 57 months. The impact of this change for the quarter and six months ended June 30, 2004, was an increase in depreciation expense and net loss available to common stockholders of approximately $4.7 million.

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

On February 17, 2004, AT&T Wireless and Cingular Wireless entered into an Agreement and Plan of Merger. Subsequent to the proposed merger, AT&T Wireless and Cingular have announced that the merged entity will not continue the use of the AT&T brand, which will affect the benefits provided to the Company under its co-branding arrangement with AT&T Wireless. As a result, the Company has accelerated the amortization of the License Agreement to fully amortize this intangible by December 31, 2004. See Note 9.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

(6) Detail of Certain Liabilities

The following table summarizes certain current liabilities as of December 31, 2003 and June 30, 2004, respectively.

	December 31, 2003	June 30, 2004
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$22,721	$12,673
Accrued payroll and related expenses	13,831	9,938
Accrued expenses	13,819	11,990
Accrued interest	23,270	23,184

Total accrued liabilities	$73,641	$57,785

Other current liabilities:
Deferred revenue	$21,605	$22,695
Deferred gain on sale of property and equipment	1,190	1,190
Security deposits	12,914	13,701

Total other current liabilities	$35,709	$37,586

(7) Long-Term Debt

The following table summarizes the Company’s borrowings as of December 31, 2003 and June 30, 2004, respectively.

	December 31, 2003	June 30, 2004
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$1,444	$1,102

Total current portion of long-term debt	1,444	1,102

Long-term debt:
Capital lease obligations	$909	$418
8 1/2% senior notes	710,205	698,449
9 3/8% senior subordinated notes	340,395	340,878
8 3/4% senior subordinated notes	392,279	392,622

Total long-term debt	1,443,788	1,432,367

Total debt	$1,445,232	$1,433,469

(8) Guarantor Financial Information

The following tables set forth condensed consolidating financial information of Triton (the “Parent Company”), for all of Triton’s subsidiaries other than Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (collectively, the “Subsidiary Guarantors”) and Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”) for the balance sheet as of December 31, 2003 and June 30, 2004, the statement of operations for the three and six months ended June 30, 2003 and 2004 and the statement of cash flows for the six months ended June 30, 2003 and 2004. During the periods prior to June 13, 2003, both the Subsidiary Guarantors and Subsidiary Non-Guarantors guaranteed Triton’s 11% senior subordinated discount notes (which were repurchased and redeemed in 2003), the 9  3/8% Notes and the 8  3/4% Notes on a full and unconditional, joint and several basis.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Consolidating Balance Sheet as of December 31, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$105,514	$452	$—	$—	$105,966
Accounts receivable, net of allowance for doubtful accounts	76	62,863	—	—	62,939
Accounts receivable – roaming partners	—	19,378	—	—	19,378
Inventory, net	—	24,344	—	—	24,344
Prepaid expenses	4	4,708	6,268	—	10,980
Intercompany receivable	273,297	—	—	(273,297)	—
Other current assets	514	6,680	—	—	7,194

Total current assets	379,405	118,425	6,268	(273,297)	230,801

Long term assets:
Property and equipment, net	—	788,493	377	—	788,870
Investments in subsidiaries	904,317	230,694	—	(1,135,011)	—
Intangible assets, net	3,790	14,206	470,887	—	488,883
Other long-term assets	175	8,076	3,128	—	11,379

Total assets	$1,287,687	$1,159,894	$480,660	$(1,408,308)	$1,519,933

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$—	$54,594	$12,868	$—	$67,462
Accrued liabilities	23,270	50,371	—	—	73,641
Current portion of capital lease obligations	—	1,444	—	—	1,444
Other current liabilities	—	117,864	191,142	(273,297)	35,709

Total current liabilities	23,270	224,273	204,010	(273,297)	178,256

Long-term debt:
Capital lease obligations	—	909	—	—	909
Senior debt	710,205	—	—	—	710,205

Senior long-term debt	710,205	909	—	—	711,114

Subordinated debt	732,674	—	—	—	732,674

Total long-term debt	1,442,879	909	—	—	1,443,788

Deferred income taxes	—	—	45,956	—	45,956
Deferred revenue	—	2,663	—	—	2,663
Fair value of derivative instruments	846	—	—	—	846
Deferred gain on sale of property and equipment	—	25,882	—	—	25,882
Other long-term liabilities	—	1,850	—	—	1,850

Total liabilities	1,466,995	255,577	249,966	(273,297)	1,699,241

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2003	—	—	—	—	—
Additional paid-in-capital	730,965	1,391,930	493,295	(1,885,225)	730,965
Accumulated deficit	(875,493)	(487,613)	(262,601)	750,214	(875,493)
Deferred compensation	(34,780)	—	—	—	(34,780)

Total stockholder’s equity (deficit)	(179,308)	904,317	230,694	(1,135,011)	(179,308)

Total liabilities and stockholder’s equity (deficit)	$1,287,687	$1,159,894	$480,660	$(1,408,308)	$1,519,933

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Consolidating Statement of Operations for the Three Months Ended June 30, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$145,839	$—	$—	$145,839
Roaming	—	49,323	—	—	49,323
Equipment	—	11,308	—	—	11,308

Total revenues	—	206,470	—	—	206,470
Expenses:
Cost of service	—	51,502	9,930	—	61,432
Cost of equipment	—	23,147	—	—	23,147
Selling, general and administrative	43	53,873	2,739	—	56,655
Termination benefits and other related charges	—	195	—	—	195
Non-cash compensation	—	12,268	—	—	12,268
Depreciation and asset disposal	—	35,774	—	—	35,774
Amortization	—	941	—	—	941

Income (loss) from operations	(43)	28,770	(12,669)	—	16,058

Interest expense	(37,375)	(39)	—	—	(37,414)
Other expense	(3,613)	—	—	—	(3,613)
Debt extinguishment costs	(34,080)	—	—	—	(34,080)
Interest and other income	696	—	—	—	696

Income (loss) before taxes	(74,415)	28,731	(12,669)	—	(58,353)
Income tax provision	—	(398)	(2,576)	—	(2,974)

Net income (loss) before equity in earnings of subsidiaries	(74,415)	28,333	(15,245)	—	(61,327)
Equity in earnings of subsidiaries	13,088	(15,245)	—	2,157	—

Net income (loss)	$(61,327)	$13,088	$(15,245)	$2,157	$(61,327)

Consolidating Statement of Operations for the Six Months Ended June 30, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$279,346	$—	$—	$279,346
Roaming	—	92,094	—	—	92,094
Equipment	—	23,491	—	—	23,491

Total revenues	—	394,931	—	—	394,931

Expenses:
Cost of service	—	99,428	20,005	—	119,433
Cost of equipment	—	46,898	—	—	46,898
Selling, general and administrative	69	110,339	5,478	—	115,886
Termination benefits and other related charges	—	2,350	—	—	2,350
Non-cash compensation	—	17,506	—	—	17,506
Depreciation and asset disposal	—	70,298	—	—	70,298
Amortization	—	2,070	—	—	2,070

Income (loss) from operations	(69)	46,042	(25,483)	—	20,490

Interest expense	(74,829)	(96)	—	—	(74,925)
Other expense	(2,898)	—	—	—	(2,898)
Debt extinguishment costs	(34,080)	—	—	—	(34,080)
Interest and other income	1,292	—	—	—	1,292

Income (loss) before taxes	(110,584)	45,946	(25,483)	—	(90,121)
Income tax provision	—	(934)	(5,084)	—	(6,018)

Net income (loss) before equity in earnings of subsidiaries	(110,584)	45,012	(30,567)	—	(96,139)
Equity in earnings of subsidiaries	14,445	(30,567)	—	16,122	—

Net income (loss)	$(96,139)	$14,445	$(30,567)	$16,122	$(96,139)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(51,731)	$146,794	$(23,788)	$—	$71,275

Cash flows from investing activities:
Capital expenditures	—	(45,748)	—	—	(45,748)
Net investment in and advances to non-consolidated entity	(875)	—	—	—	(875)
Repayments from non-consolidated entity	58	—	—	—	58
Proceeds from sale of property and equipment, net	—	725	—	—	725
Acquisition of FCC licenses	—	—	(28,330)	—	(28,330)
Investment in subsidiaries	(54,978)	(28,330)	—	83,308	—
Dividends received	26,648	—	—	(26,648)	—
Net intercompany loans	—	(89,370)	—	89,370	—

Net cash provided by (used in) investing activities	(29,147)	(162,723)	(28,330)	146,030	(74,170)

Cash flows from financing activities:
Proceeds from senior debt	710,500	—	—	—	710,500
Payments under credit facility	(207,961)	—	—	—	(207,961)
Payment of subordinated debt	(408,591)	—	—	—	(408,591)
Payment of debt extinguishment costs	(25,502)	—	—	—	(25,502)
Change in bank overdraft	—	(9,229)	—	—	(9,229)
Capital contribution from parent	57	54,978	28,330	(83,308)	57
Advances to related party	—	(60)	—	—	(60)
Payment of deferred financing costs	(2,221)	—	—	—	(2,221)
Extinguishment of interest rate swaps	(20,383)	—	—	—	(20,383)
Dividends paid	—	(26,648)	—	26,648	—
Principal payment under capital lease obligations	—	(1,044)	—	—	(1,044)
Net intercompany loans	65,582	—	23,788	(89,370)	—

Net cash provided by (used in) financing activities	111,481	17,997	52,118	(146,030)	35,566

Net increase in cash and cash equivalents	30,603	2,068	—	—	32,671
Cash and cash equivalents, beginning of period	212,411	39	—	—	212,450

Cash and cash equivalents, end of period	$243,014	$2,107	$—	$—	$245,121

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Consolidating Balance Sheet as of June 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$66,620	$2,536	$—	$—	$69,156
Accounts receivable, net of allowance for doubtful accounts	72	63,900	—	—	63,972
Accounts receivable – roaming partners	—	24,265	—	—	24,265
Inventory, net	—	33,974	—	—	33,974
Prepaid expenses	62	6,815	6,330	—	13,207
Intercompany receivable	262,997	—	—	(262,997)	—
Other current assets	768	6,272	—	—	7,040

Total current assets	330,519	137,762	6,330	(262,997)	211,614

Long term assets:
Property and equipment, net	—	749,526	377	—	749,903
Investments in subsidiaries	901,293	198,838	—	(1,100,131)	—
Intangible assets, net	3,564	11,795	470,887	—	486,246
Other long-term assets	—	6,381	2,937	—	9,318

Total assets	$1,235,376	$1,104,302	$480,531	$(1,363,128)	$1,457,081

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$5	$53,273	$13,832	$—	$67,110
Accrued liabilities	23,184	34,601	—	—	57,785
Current portion of capital lease obligation	—	1,102	—	—	1,102
Other current liabilities	—	84,704	215,879	(262,997)	37,586

Total current liabilities	23,189	173,680	229,711	(262,997)	163,583

Long-term debt:
Capital lease obligations	—	418	—	—	418
Senior notes	698,449	—	—	—	698,449

Senior long-term debt	698,449	418	—	—	698,867

Subordinated notes	733,500	—	—	—	733,500

Total long-term debt	1,431,949	418	—	—	1,432,367

Deferred income taxes	—	—	51,982	—	51,982
Deferred revenue	—	1,652	—	—	1,652
Fair value of derivative instruments	13,094	—	—	—	13,094
Deferred gain on sale of property and equipment	—	25,287	—	—	25,287
Other long-term liabilities	—	1,972	—	—	1,972

Total liabilities	1,468,232	203,009	281,693	(262,997)	1,689,937

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of June 30, 2004	—	—	—	—	—
Additional paid-in-capital	735,721	1,417,160	493,295	(1,910,455)	735,721
Accumulated deficit	(940,046)	(515,867)	(294,457)	810,324	(940,046)
Deferred compensation	(28,531)	—	—	—	(28,531)

Total stockholder’s equity (deficit)	(232,856)	901,293	198,838	(1,100,131)	(232,856)

Total liabilities and stockholder’s equity (deficit)	$1,235,376	$1,104,302	$480,531	$(1,363,128)	$1,457,081

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Consolidating Statement of Operations for the Three Months Ended June 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$155,454	$—	$—	$155,454
Roaming	—	38,520	—	—	38,520
Equipment	—	18,515	—	—	18,515

Total revenues	—	212,489	—	—	212,489

Expenses:
Cost of service	—	53,774	10,003	—	63,777
Cost of equipment	—	31,818	—	—	31,818
Selling, general and administrative	8	56,997	3,046	—	60,051
Non-cash compensation	—	5,892	—	—	5,892
Depreciation and asset disposal	—	42,923	—	—	42,923
Amortization	—	1,744	—	—	1,744

Income (loss) from operations	(8)	19,341	(13,049)	—	6,284

Interest expense	(30,849)	(83)	—	—	(30,932)
Interest and other income	265	—	—	—	265

Income (loss) before taxes	(30,592)	19,258	(13,049)	—	(24,383)
Income tax provision	—	(430)	(3,053)	—	(3,483)

Net income (loss) before equity in earnings of subsidiaries	(30,592)	18,828	(16,102)	—	(27,866)
Equity in earnings of subsidiaries	2,726	(16,102)	—	13,376	—

Net income (loss)	$(27,866)	$2,726	$(16,102)	$13,376	$(27,866)

Consolidating Statement of Operations for the Six Months Ended June 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$303,122	$—	$—	$303,122
Roaming	—	72,156	—	—	72,156
Equipment	—	35,171	—	—	35,171

Total revenues	—	410,449	—	—	410,449

Expenses:
Cost of service	—	103,299	19,643	—	122,942
Cost of equipment	—	64,343	—	—	64,343
Selling, general and administrative	13	116,853	6,187	—	123,053
Non-cash compensation	—	11,494	—	—	11,494
Depreciation and asset disposal	—	81,024	—	—	81,024
Amortization	—	3,602	—	—	3,602

Income (loss) from operations	(13)	29,834	(25,830)	—	3,991

Interest expense	(62,087)	(171)	—	—	(62,258)
Interest and other income	571	—	—	—	571

Income (loss) before taxes	(61,529)	29,663	(25,830)	—	(57,696)
Income tax provision	—	(831)	(6,026)	—	(6,857)

Net income (loss) before equity in earnings of subsidiaries	(61,529)	28,832	(31,856)	—	(64,553)
Equity in earnings of subsidiaries	(3,024)	(31,856)	—	34,880	—

Net income (loss)	$(64,553)	$(3,024)	$(31,856)	$34,880	$(64,553)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(60,178)	$98,748	$(24,737)	$—	$13,833

Cash flows from investing activities:
Capital expenditures	—	(40,108)	—	—	(40,108)
Proceeds from sale of property and equipment, net	—	532	—	—	532
Other	—	(8)	—	—	(8)
Investment in subsidiaries	(25,230)	—	—	25,230	—
Dividends received	25,230	—	—	(25,230)	—
Net intercompany loans	—	(46,088)	—	46,088	—

Net cash provided by (used in) investing activities	—	(85,672)	—	46,088	(39,584)

Cash flows from financing activities:
Change in bank overdraft	—	(10,048)	—	—	(10,048)
Capital contribution from parent	—	25,230	—	(25,230)	—
Advances to related party	—	(111)	—	—	(111)
Payment of deferred financing costs	(67)	—	—	—	(67)
Dividends paid	—	(25,230)	—	25,230	—
Principal payment under capital lease obligations	—	(833)	—	—	(833)
Net intercompany loans	21,351	—	24,737	(46,088)	—

Net cash provided by (used in) financing activities	21,284	(10,992)	24,737	(46,088)	(11,059)

Net increase (decrease) in cash and cash equivalents	(38,894)	2,084	—	—	(36,810)
Cash and cash equivalents, beginning of period	105,514	452	—	—	105,966

Cash and cash equivalents, end of period	$66,620	$2,536	$—	$—	$69,156

(9) Subsequent Events

On July 7, 2004, Holdings entered into a non-binding letter of intent with Cingular and AT&T Wireless. Under the terms of this letter of intent, Holdings would exchange its network assets and customers in Virginia for $175.0 million in cash from Cingular and certain AT&T Wireless network assets and customers in Raleigh, Charlotte, Greensboro and Burlington, North Carolina, and Puerto Rico. As a result of the proposed transaction, the Company’s potential customers would increase from 13.8 million to 18.1 million, and the Company would gain entrance into 5 of the top 50 basic trading areas in the United States. Employees in the affected markets would transition to Triton or AT&T Wireless, as appropriate, with the respective assets that are being exchanged. The exchange transactions contemplated by the non-binding letter of intent are subject to the negotiation and execution of definitive agreements and the subsequent receipt of customary regulatory approvals.

Also on July 7, 2004, the Company entered into two definitive agreements with Cingular and AT&T Wireless. Pursuant to the first agreement, subject to the satisfaction of certain closing conditions (including the completion of the merger between AT&T Wireless and Cingular), AT&T Wireless has agreed to surrender to Holdings all of the Holdings stock owned by AT&T Wireless, including all of Holdings’ Series A preferred stock and Series D preferred stock. Upon the surrender of that stock, the First Amended and Restated Stockholders Agreement among Holdings and certain of its stockholders will terminate. Such termination will allow AT&T Wireless and its affiliates to operate in regions where the Company presently operates, and will also allow the Company to operate beyond its current operating territory in geographical areas where it currently is prohibited. AT&T Wireless also has agreed to transfer to the Company at the closing all of AT&T Wireless’ interest in Affiliate License Co., L.L.C., which controls the “SUNCOM” brand name and related trademarks. AT&T Wireless has further agreed to waive the payment of the $3.5 million dividend previously declared by Holdings on the Series A preferred stock. Further, Holdings, Cingular and AT&T Wireless have agreed to enter into mutual releases relating to claims arising under certain specified existing contracts among the parties.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Pursuant to the second agreement, subject to the satisfaction of certain closing conditions (including the completion of the merger between AT&T Wireless and Cingular and the closing of the first definitive agreement described above), Holdings’ roaming agreements with AT&T Wireless and Cingular will be amended to extend the terms and reduce the roaming payments payable to Holdings and its affiliates thereunder. In addition, AT&T Wireless will transfer certain FCC licenses covering Savannah, Georgia, and Asheville, Wilmington and Jacksonville, North Carolina, to the Company in exchange for certain FCC licenses held by Triton covering Savannah and Augusta, Georgia. As additional consideration for this license exchange, Cingular has also agreed to pay the Company approximately $4.6 million.

The consummation of all of the transactions under the agreements and the non-binding letter of intent described above is contingent upon the prior completion of Cingular’s acquisition of AT&T Wireless, which is presently expected to occur in late 2004. In addition to the transactions described above, the Company continues to evaluate other potential effects of the proposed Cingular/AT&T Wireless merger on its business and operations, including evaluations of the appropriateness of the useful lives and potential impairments to related intangible assets.

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

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of the preliminary prospectus as filed on April 21, 2004 with the Securities and Exchange Commission by Triton PCS, Inc. as part of a post-effective amendment to its registration statements covering our outstanding notes. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Subscribers

Net subscriber additions were negative 833 and positive 19,031 for the three months ended June 30, 2004 and 2003, respectively. This decrease was driven by higher subscriber churn on a larger subscriber base as well as a slight decrease in gross subscriber additions. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. Total subscribers were 919,073 as of June 30, 2004, an increase of 4.4% over our subscriber total as of June 30, 2003. The increase in subscribers was primarily due to continued productivity from our company-owned retail stores, effective marketing of our GSM/GPRS rate plans and the success of service offerings designed to attract credit-challenged customers. During the three months ended June 30, 2004, all of our gross subscriber additions were on a one or two year service contract.

Churn

Subscriber churn was 2.6% and 2.1% for the three months ended June 30, 2004 and 2003, respectively. This increase stems primarily from increased voluntary subscriber deactivations resulting from the implementation of a service plan restructuring during the second quarter of 2004, which increased fees on our UnPlan offering. In addition, as mandated by the Federal Communications Commission, we began offering local number portability, or LNP, to the final 31 of our 37 markets on May 24, 2004, which caused an increase in deactivations during the second half of the quarter. We believe that churn may remain relatively flat in the foreseeable future as higher churn on credit-challenged customers will offset the reduced impact of the second quarter price increases and LNP.

Average Revenue Per User

Average revenue per user, or ARPU, was $56.68 and $56.51 for the three months ended June 30, 2004 and 2003, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers of $0.33 and $0.71 per average subscriber for the three months ended June 30, 2004 and 2003, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

We continue to focus on attracting new customers with rate plans that provide more value to the customer at a higher average customer bill. The ARPU increase of $0.17, or 0.3%, was primarily the result of service plan price increases implemented during the second quarter of 2004 and increases in fees charged to recoup expenditures incurred to comply with federal mandates. These increases were offset partially by decreased billable overage charges in the second quarter of 2004. As the result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.

Revenues

Total revenue increased 2.9% to $212.5 million for the three months ended June 30, 2004 from $206.5 million for the three months ended June 30, 2003. Service revenue for the three months ended June 30, 2004 was $155.5 million, an increase of $9.7 million or 6.7%, compared to $145.8 million for the three months ended June 30, 2003. The increase in service revenue was due primarily to growth of subscribers as well as an increase in ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $38.5 million for the three months ended June 30, 2004, a decrease of $10.8 million, or 21.9%, compared to $49.3 million for the three months ended June 30, 2003. The decrease in roaming revenue was the result of decreased roaming minutes of use and reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the second quarter of 2004 were 259.0 million, which represents a 7.3% decrease over the second quarter of 2003. The decrease in minutes resulted from certain factors affecting the traffic from our largest roaming partners. This included AT&T Wireless’ reduced customer growth and practices to discourage roaming on our network as well as Cingular’s successful transition to GSM/GPRS, which allows them to utilize their own network in a large portion of our territory. These decreases were partially offset by increases in GSM/GPRS roaming minutes of use resulting from the successful completion of our GSM/GPRS overlay and a new roaming agreement with T- Mobile. Although we expect the growth of the wireless industry to continue in the foreseeable future, we expect that roaming revenues could decrease in the foreseeable future due to the industry trend of declining roaming rates. Equipment revenue was $18.5 million for the three months ended June 30, 2004, an increase of $7.2 million or 63.7%, compared to $11.3 million for the three months ended June 30, 2003. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers as well as increased prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities. In addition, on July 1, 2003, we adopted EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” which requires that the total revenue proceeds of a transaction be allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, in a subscriber activation transaction, the activation fee collected up to the amount of the equipment margin is recognized immediately as equipment revenue. Prior to adopting EITF 00-21, this activation revenue was deferred and recognized over the average life of a subscriber.

Cost of Service

Cost of service (excluding amortization, depreciation and non-cash compensation) was $63.8 million for the three months ended June 30, 2004, an increase of $2.4 million, or 3.9%, compared to $61.4 million for the three months ended June 30, 2003. The increase was related to operating two network technologies as well as a higher volume of traffic on our network driven by rate plan offerings and subscriber growth. In addition, roaming minutes of use by our subscribers increased due to higher overall usage. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with our anticipated subscriber growth. Cost of service as a percentage of service revenue was 41.0% and 42.1% for the three months ended June 30, 2004 and 2003, respectively. The decrease of 1.1% was primarily attributable to a lower incollect expense yield per minute of use as well as our continued leveraging of certain cost of service expenses, including cell site rent and interconnect costs against an increasing revenue base. Cost of service as a percentage of service revenue may decline in the future as we expect to leverage the fixed components of cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $31.8 million for the three months ended June 30, 2004, an increase of $8.7 million, or 37.7%, compared to $23.1 million for the three months ended June 30, 2003. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was driven primarily by an increase in handset sales to existing subscribers and increased cost of handsets resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $60.1 million for the three months ended June 30, 2004, an increase of $3.4 million, or 6.0%, compared to $56.7 million for the three months ended June 30, 2003. Selling expenses decreased by $0.1 million, or 0.5%, primarily due to a decrease in advertising and promotional costs. General and administrative expenses increased $3.5 million, or 10.6%, primarily due to increases in headcount costs, legal fees and bad debt expense. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with anticipated subscriber growth. General and administrative expense as a percentage of service revenue was 23.7% and 22.8% for the three months ended June 30, 2004 and 2003, respectively. This 0.9% increase is primarily attributable to an increase in the expenses discussed above. General and administrative expenses as a percentage of service revenue may decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.

Cost Per Gross Addition

Cost per gross addition, or CPGA, was $439 and $440 for the three months ended June 30, 2004 and 2003, respectively. The CPGA decrease of $1 was primarily the result of decreased advertising and promotional spending in the second quarter of 2004, offset partially by increased fixed acquisition costs such as headcount. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Charges

There were no termination benefits and other related charges for the three months ended June 30, 2004. Termination benefits and other related charges were $0.2 million for the three months ended June 30, 2003. These expenses, which consisted primarily of relocation costs, resulted from the streamlining of our operations during January 2003.

Non-cash Compensation Expense

Non-cash compensation expense was $5.9 million for the three months ended June 30, 2004, a decrease of $6.4 million, or 52.0%, compared to $12.3 million for the three months ended June 30, 2003. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions and accruals for contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a reduced number of restricted shares of Holdings’ Class A common stock that vested during the three months ended June 30, 2004 compared to the same period in 2003. This decrease was the result of the acceleration of a portion of our retired chief operating officer’s restricted shares during the second quarter of 2003 in accordance with his retirement agreement.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $44.7 million for the three months ended June 30, 2004, an increase of $8.0 million, or 21.8%, compared to $36.7 million for the three months ended June 30, 2003. This increase was primarily driven by a $4.7 million incremental increase resulting from the acceleration of depreciation on our TDMA wireless communications equipment, which resulted from the successful launch of our overlapping next generation GSM/GPRS network in all of our covered markets. In addition, we experienced increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. Finally, we accelerated the amortization of our brand license agreement with AT&T Wireless as a result of their proposed merger with Cingular Wireless and the understanding that the post-merger company will not utilize the AT&T brand.

Interest Expense

Interest expense was $30.9 million, net of capitalized interest of $0.2 million, for the three months ended June 30, 2004. Interest expense was $37.4 million, net of capitalized interest of $0.5 million, for the three months ended June 30, 2003. The decrease of $6.5 million, or 17.4%, relates primarily to a decrease of $11.6 million of interest expense on our 11% subordinated notes, which we repurchased in June and July 2003, a decrease of $5.3 million of interest expense on our former bank credit facility, which was retired in June 2003, offset partially by an increase of $10.1 million of interest expense related to our June 2003 offering of $725.0 million aggregate principal amount 8  1/2% senior notes, and a decrease of $0.3 million in capitalized interest for the three months ended June 30, 2004.

We had a weighted average interest rate of 8.11% for the three months ended June 30, 2004, on our average obligation for our senior and subordinated debt and our undrawn bank credit facility, compared with the 9.41% weighted average interest rate for the three months ended June 30, 2003.

Other Expense

Other expense was $3.6 million for the three months ended June 30, 2003. Of this amount, $3.2 million represents the loss on our former interest rate swap derivative instruments which were extinguished in June 2003. The remaining $0.4 million represents losses incurred from our investment in Lafayette Communications Company, L.L.C. During June 2003, Lafayette acquired the Company’s 39% ownership interest in Lafayette for nominal consideration. As a result, we no longer hold an interest in or relationship with Lafayette. We incurred no other expense during the three months ended June 30, 2004.

Debt Extinguishment Costs

Debt extinguishment costs were $34.1 million for the three months ended June 30, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $408.6 million aggregate principal amount of our 11% subordinated notes during June 2003 and the repayment of all outstanding borrowings under our former bank credit facility. There were no debt extinguishment costs for the three months ended June 30, 2004.

Interest and Other Income

Interest and other income was $0.3 million for the three months ended June 30, 2004, a decrease of $0.4 million, or 57.1%, compared to $0.7 million for the three months ended June 30, 2003. This decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Income Tax Expense

Income tax expense was $3.5 million for the three months ended June 30, 2004, an increase of $0.5 million, or 16.7%, compared to $3.0 million for the three months ended June 30, 2003. The increase was due primarily to the amortization of a larger tax basis associated with our FCC licenses. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $27.9 million and $61.3 million for the three months ended June 30, 2004 and 2003, respectively. The net loss decrease of $33.4 million resulted primarily from the items discussed above.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Subscribers

Net subscriber additions were 24,414 and 50,526 for the six months ended June 30, 2004 and 2003, respectively. The decrease was primarily due to higher subscriber churn on a larger subscriber base, partially offset by a slight increase in gross subscriber additions.

Churn

Subscriber churn was 2.5% and 2.1% for the six months ended June 30, 2004 and 2003, respectively. This increase stems primarily from increased voluntary subscriber deactivations resulting from the implementation of a service plan restructuring during the second quarter of 2004, which increased fees on our UnPlan offering. In addition, as mandated by the FCC, we began offering local number portability to the final 31 of our 37 markets on May 24, 2004, which caused an increase in deactivations during the second quarter. We believe that churn may remain relatively flat in the foreseeable future, as higher churn on credit challenged customers will offset the reduced impact of the second quarter price increases and LNP.

Average Revenue Per User

ARPU was $55.71 and $55.04 for the six months ended June 30, 2004 and 2003, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers of $0.40 and $0.81 per average subscriber for the six months ended June 30, 2004 and 2003, respectively. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

The ARPU increase of $0.67, or 1.2%, was primarily the result of service plan price increases implemented during the second quarter of 2004 and increases in fees charged to recoup expenditures incurred to comply with federal mandates. These increases were partially offset by decreased billable overage charges in the first half of 2004.

Revenues

Total revenue increased 4.0% to $410.5 million for the six months ended June 30, 2004 from $394.9 million for the six months ended June 30, 2003. Service revenue for the six months ended June 30, 2004 was $303.1 million, an increase of $23.8 million or 8.5%, compared to $279.3 million for the six months ended June 30, 2003. The increase in service revenue was due primarily to growth of subscribers as well as an increase in ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $72.2 million for the six months ended June 30, 2004, a decrease of $19.9 million, or 21.6%, compared to $92.1 million for the six months ended June 30, 2003. The decrease in roaming revenue was the result of decreased roaming minutes of use and reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the six months ended June 30, 2004 were 481.5 million, which represents a 7.2% decrease over the six months ended June 30, 2003. The decrease in minutes resulted from certain factors affecting the traffic from our largest roaming partners. This included AT&T Wireless’ reduced customer growth and practices to discourage roaming on our network as well as Cingular’s successful transition to GSM/GPRS, which allows them to utilize their own network in a large portion of our territory. These decreases were partially offset by increased GSM/GPRS roaming minutes of use resulting from the successful completion of our GSM/GPRS overlay and the implementation of a new roaming agreement with T- Mobile. Although we expect the growth of the wireless industry to continue in the foreseeable future, we expect that roaming revenues could decrease in the foreseeable future due to the industry trend of declining roaming rates. Equipment revenue was $35.2 million for the six months ended June 30, 2004, an increase of $11.7 million or 49.8%, compared to $23.5 million for the six months ended June 30, 2003. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers as well as increased costs resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities. In addition, on July 1, 2003, we adopted EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” which requires that the total revenue proceeds of a transaction be allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, in a subscriber activation transaction, the activation fee collected up to the amount of the equipment margin is recognized immediately as equipment revenue. Prior to adopting EITF 00-21, this activation revenue was deferred and recognized over the average life of a subscriber.

Cost of Service

Cost of service (excluding amortization, depreciation and non-cash compensation) was $122.9 million for the six months ended June 30, 2004, an increase of $3.5 million, or 2.9%, compared to $119.4 million for the six months ended June 30, 2003. The increase was related to operating two network technologies as well as a higher volume of traffic on our network driven by rate plan offerings and subscriber growth. In addition, roaming minutes of use by our subscribers increased due to higher overall usage. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with our anticipated subscriber growth. Cost of service as a percentage of service revenue was 40.6% and 42.8% for the six months ended June 30, 2004 and 2003, respectively. The decrease of 2.2% was primarily attributable to a lower incollect expense yield per minute of use as well as our continued leveraging of certain costs of service expenses, including cell site rent and interconnect costs against an increasing revenue base. Cost of service as a percentage of service revenue may decline in the future as we expect to leverage the fixed components of cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $64.3 million for the six months ended June 30, 2004, an increase of $17.4 million, or 37.1%, compared to $46.9 million for the six months ended June 30, 2003. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was driven primarily by an increase in handset sales to existing subscribers and increased costs of handsets resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $123.1 million for the six months ended June 30, 2004, an increase of $7.2 million, or 6.2%, compared to $115.9 million for the six months ended June 30, 2003. Selling expenses increased by $1.0 million, or 2.1%, primarily due to an increase in fixed acquisition costs, including headcount costs, for the six months ended June 30, 2004. General and administrative expenses increased $6.2 million, or 9.3%, primarily due to increases in headcount costs, legal fees and consulting fees. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with anticipated subscriber growth. General and administrative expense as a percentage of service revenue was 23.9% and 23.7% for the six months ended June 30, 2004 and 2003, respectively. This 0.2% increase is primarily attributable to an increase in the expenses discussed above. These negative factors were partially offset by increased customer care efficiency and lower bad debt expense during the six months ended June 30, 2004. General and administrative expenses as a percentage of service revenue may decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.

Cost Per Gross Addition

CPGA was $420 and $422 for the six months ended June 30, 2004 and 2003, respectively. The CPGA decrease of $2, or 0.5%, was primarily the result of decreased advertising and promotional spending for the six months ended June 30, 2004, offset partially by increased fixed acquisition costs. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Charges

There were no termination benefits and other related charges for the six months ended June 30, 2004. Termination benefits and other related charges were $2.4 million for the six months ended June 30, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003.

Non-cash Compensation Expense

Non-cash compensation expense was $11.5 million for the six months ended June 30, 2004, a decrease of $6.0 million, or 34.3%, compared to $17.5 million for the six months ended June 30, 2003. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions and accruals for contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a reduced number of restricted shares of Holdings’ Class A common stock that vested during the second quarter of 2004. This decrease was the result of the acceleration of a portion of our retired chief operating officer’s restricted shares during the second quarter of 2003 in accordance with his retirement agreement.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $84.6 million for the six months ended June 30, 2004, an increase of $12.2 million, or 16.9%, compared to $72.4 million for the six months ended June 30, 2003. The increase was primarily due to the growth in the depreciable asset base resulting from capital expenditures. Also contributing to the increase was approximately $4.7 million of accelerated depreciation on our TDMA wireless communication equipment which resulted from the successful launch of our overlapping next generation GSM/GPRS network in all of our covered markets. Finally, we accelerated the amortization of our brand license agreement with AT&T Wireless as a result of their proposed merger with Cingular Wireless and the understanding that the post-merger company will not utilize the AT&T brand.

Interest Expense

Interest expense was $62.3 million, net of capitalized interest of $0.6 million, for the six months ended June 30, 2004. Interest expense was $74.9 million, net of capitalized interest of $1.1 million, for the six months ended June 30, 2003. The decrease of $12.6 million, or 16.8%, relates primarily to a decrease of $24.9 million of interest expense on our 11% subordinated notes, which we repurchased in June and July 2003, a decrease of $12.2 million of interest expense on our former bank credit facility, which was retired in June 2003, offset partially by an increase of $23.8 million of interest expense related to our June 2003 offering of $725.0 million aggregate principal amount 8  1/2% senior notes, and a decrease of $0.5 million in capitalized interest for the six months ended June 30, 2004.

We had a weighted average interest rate of 8.22% for the six months ended June 30, 2004, on our average obligation for our senior and subordinated debt and our undrawn bank credit facility, compared with the 9.50% weighted average interest rate for the six months ended June 30, 2003.

Other Expense

Other expense was $2.9 million for the six months ended June 30, 2003. Of this amount, $2.0 million represents the loss on our former interest rate swap derivative instruments which were extinguished in June 2003. The remaining amount of $0.9 million represents losses incurred from our investment in Lafayette Communications Company, L.L.C. During June 2003, Lafayette acquired the Company’s 39% ownership interest in Lafayette for nominal consideration. As a result, we no longer hold an interest in or relationship with Lafayette. We incurred no other expense during the six months ended June 30, 2004.

Debt Extinguishment Costs

Debt extinguishment costs were $34.1 million for the six months ended June 30, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $408.6 million aggregate principal amount of our 11% subordinated notes during June 2003 and the repayment of all outstanding borrowings under our former bank credit facility. There were no debt extinguishment costs for the six months ended June 30, 2004.

Interest and Other Income

Interest and other income was $0.6 million for the six months ended June 30, 2004, a decrease of $0.7 million, or 53.8%, compared to $1.3 million for the six months ended June 30, 2003. This decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Income Tax Expense

Income tax expense was $6.9 million for the six months ended June 30, 2004, an increase of $0.9 million, or 15%, compared to $6.0 million for the six months ended June 30, 2003. The increase was due primarily to the amortization of a larger tax basis associated with our FCC licenses. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $64.6 million and $96.1 million for the six months ended June 30, 2004 and 2003, respectively. The net loss decrease of $31.5 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of June 30, 2004, we had $69.2 million in cash and cash equivalents, compared to $106.0 million in cash and cash equivalents at December 31, 2003. Net working capital was $ 48.0 million as of June 30, 2004 and $52.5 million as of December 31, 2003. Cash provided by operating activities was $13.8 million for the six months ended June 30, 2004, a decrease of $57.5 million, or 80.6%, compared to $71.3 million for the six months ended June 30, 2003. The decrease in cash provided by operating activities was primarily due to decreased roaming revenue as well as an increase in cash used for working capital, which resulted predominantly from an increase in handset purchases during the first half of 2004. Significant handset purchases were required to facilitate sales to the existing subscriber base as well as to prepare for the transition to GSM/GPRS technology. Cash used in investing activities was $39.6 million for the six months ended June 30, 2004, a decrease of $34.6 million, or 46.6%, compared to $74.2 million for the six months ended June 30, 2003. The decrease in cash used in investing activities was primarily related to the acquisition of FCC licenses during the second quarter of 2003 for $28.3 million. There were no purchases of FCC licenses during the six months ended June 30, 2004. Net cash used in financing activities was $11.1 million for the six months ended June 30, 2004. Net cash provided by financing activities was $35.6 million for the six months ended June 30, 2003. The increase in cash used by financing activities of $46.7 million relates primarily to the June 2003 issuance of our 8  1/2% senior notes offset by the subsequent extinguishment of our 11% subordinated notes, former credit facility and former interest rate swaps.

Liquidity

We believe that the cash on hand will be sufficient to meet our projected capital requirements for the next twelve months. Our credit facility provides for up to $100.0 million in revolving loans. The credit facility contains customary financial covenants, which are currently inactive and will only become effective upon the initial drawing under the credit facility. As of June 30, 2004, we were in compliance with all credit facility covenants. Given the existing cash balance, expected future cash flows, and projected capital requirements, we do not anticipate the need to draw on this facility in the foreseeable future.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average revenue per user (ARPU)	2003	2004	2003	2004
	(Dollars in thousands, except ARPU)
Service revenue	$145,839	$155,454	$279,346	$303,122
Subscriber retention credits	1,857	901	4,163	2,211

Adjusted service revenue	$147,696	$156,355	$283,509	$305,333

Average subscribers	871,170	919,490	858,539	913,386
ARPU	$56.51	$56.68	$55.04	$55.71

We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and assist in forecasting our future billable service revenue. ARPU is exclusive of service revenue credits made to retain existing subscribers, as these are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits; therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. ARPU is calculated by dividing service revenue, exclusive of service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For quarterly periods, average subscribers is calculated by adding subscribers at the beginning of the quarter to subscribers at the end of the quarter and dividing by two; for year to date periods, average subscribers is calculated by adding the average subscriber amount calculated for the quarterly periods during the period and dividing by the number of quarters in the period.

	Three Months Ended June 30,		Six Months Ended June 30,
ARPU, plus roaming revenue less subscriber retention costs	2003	2004	2003	2004
	(Dollars in thousands, except ARPU)
Service revenue	$145,839	$155,454	$279,346	$303,122
Roaming revenue	49,323	38,520	92,094	72,156

Service and roaming revenue	$195,162	$193,974	$371,440	$375,278

Average subscribers	871,170	919,490	858,539	913,386
ARPU	$74.67	$70.32	$72.11	$68.48

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
CCPU and CPGA	(Dollars in thousands except CCPU and CPGA)
Cost of service	$61,432	$63,777	$119,433	$122,942
General and administrative expense	33,243	36,752	66,270	72,399
Total cost of equipment – transactions with existing subscribers	5,422	10,258	11,175	22,328

CCPU operating expenses	100,097	110,787	196,878	217,669

Selling expense (1)	23,412	23,299	49,616	50,654
Total cost of equipment – transactions with new subscribers (1)	17,725	21,560	35,723	42,015

CPGA operating expenses	41,137	44,859	85,339	92,669

Termination benefits and other related charges	195	—	2,350	—
Non-cash compensation	12,268	5,892	17,506	11,494
Depreciation and asset disposal	35,774	42,923	70,298	81,024
Amortization	941	1,744	2,070	3,602

Total operating expenses	$190,412	$206,205	$374,441	$406,458

CCPU operating expenses (from above)	$100,097	$110,787	$196,878	$217,669
Equipment revenue – transactions with existing subscribers	(2,384)	(5,093)	(4,978)	(9,596)

CCPU costs, net	$97,713	$105,694	$191,900	$208,073

Average subscribers	871,170	919,490	858,539	913,386
CCPU	$37.39	$38.32	$37.25	$37.97

CPGA operating expenses (from above)	$41,137	$44,859	$85,339	$92,669
Equipment revenue – transactions with new subscribers	(8,924)	(13,422)	(18,513)	(25,575)

CPGA costs, net	$32,213	$31,437	$66,826	$67,094

Gross subscriber additions	73,150	71,596	158,450	159,810
CPGA	$440	$439	$422	$420

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of June 30, 2004, our debt can be categorized as follows:

Fixed interest rates:
Senior notes	$698,449
Senior subordinated notes	$733,500

Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating and fixed rate debt and minimizing liquidity risk. Historically, we have selectively entered into interest rate swaps to manage our interest rate exposure.

During the second quarter of 2004, we entered into a new interest rate swap agreement for a notional amount of $30.0 million. Swap counter parties are major commercial banks. Under these interest rate swap contracts, we agree to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled semi-annually.

Information, as of June 30, 2004, for the interest rate swaps is as follows:

	Terms	Notional Amount	Fair Value
Swaps acting as hedges	10/20/2003 - 6/01/2013	$50,000,000	$(949,000)
	10/20/2003 - 6/01/2013	30,000,000	(664,000)
	11/10/2003 - 6/01/2013	75,000,000	(2,481,000)
	3/04/2004 - 6/01/2013	115,000,000	(7,511,000)
	4/02/2004 - 6/01/2013	30,000,000	(1,489,000)

	Total	$300,000,000	$13,094,000

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, this risk is not considered to be material relative to our overall investment income position.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer respectively), as well as the Executive Vice President of Operations and Controller have concluded, based on their evaluation as of June 30, 2004, that Triton’s disclosure controls and procedures are: effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer, Chief Financial Officer and Executive Vice President of Operations and Controller, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Triton’s internal controls over financial reporting that occurred during the six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Triton’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4/A, Amendment No.1, Registration Statement of Triton PCS, Inc., File No. 333-57715).

3.2	Bylaws of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4/A Registration Statement, Amendment No.1, of Triton PCS, Inc., File No. 333-57715).

4.1	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.2	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., The Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.3	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.4	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.5	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

4.6	Amendment No. 2 to First Amended and Restated Stockholders’ Agreement, dated as of November 6, 2003, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2003).

4.7	Amendment No. 3 to First Amended and Restated Stockholders’ Agreement, dated as of July 7, 2004, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

4.8	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.9	Amendment No. 1 to Investors Stockholders’ Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.1	Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 4.3 to the Form 8-K/A of Triton PCS, Inc. filed June 16, 2003).

10.2	First Amendment, dated as of September 29, 2003, to Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2003).

10.3	Agreement, dated the July 7, 2004, by and among Triton PCS Holdings, Inc., AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

10.4	Agreement, dated the July 7, 2004, by and among Triton PCS, Inc., AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

10.5	License Exchange Agreement, dated July 7, 2004, by and among Triton PCS, Inc., Triton PCS License Company L.L.C., a Delaware limited liability company AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Executive Vice President of Operations and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON PCS, INC.

Date: August 9, 2004	By	/s/ Michael E. Kalogris
Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: August 9, 2004	By:	/s/ David D. Clark
David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial officer)