Form 10-Q
period 2004-09-30
TRITON PCS INC
filed 2004-11-03
CIK 1064735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

TRITON PCS, INC.

THIRD QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TRITON PCS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$105,966	$107,118
Accounts receivable, net of allowance for doubtful accounts of $3,839 and $4,026, respectively	62,939	60,046
Accounts receivable – roaming partners	19,378	25,201
Inventory, net	24,344	18,610
Prepaid expenses	10,980	12,843
Other current assets	7,194	7,355

Total current assets	230,801	231,173
Long term assets:
Property and equipment, net	788,870	720,368
Intangible assets, net	488,883	484,216
Other long-term assets	11,379	8,456

Total assets	$1,519,933	$1,444,213

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$67,462	$56,308
Accrued liabilities	73,641	71,362
Current portion of capital lease obligations	1,444	1,003
Other current liabilities	35,709	35,890

Total current liabilities	178,256	164,563
Long-term debt:
Capital lease obligations	909	188
Senior notes	710,205	709,083

Senior long-term debt	711,114	709,271
Subordinated notes	732,674	733,931

Total long-term debt	1,443,788	1,443,202
Deferred income taxes	45,956	55,035
Deferred revenue	2,663	1,234
Fair value of derivative instruments	846	2,713
Deferred gain on sale of property and equipment	25,882	24,990
Other long-term liabilities	1,850	2,065

Total liabilities	1,699,241	1,693,802
Commitments and contingencies	—	—
Stockholder’s deficit
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of December 31, 2003 and September 30, 2004	—	—
Additional paid-in capital	730,965	734,517
Accumulated deficit	(875,493)	(962,192)
Deferred compensation	(34,780)	(21,914)

Total stockholder’s deficit	(179,308)	(249,589)

Total liabilities and stockholder’s deficit	$1,519,933	$1,444,213

See accompanying notes to financial statements.

TRITON PCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Service	$149,825	$150,272	$429,171	$453,394
Roaming	49,728	43,971	141,822	116,127
Equipment	14,115	18,000	37,606	53,171

Total revenue	213,668	212,243	608,599	622,692
Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $36,647 and $40,455 for the three months ended September 30, 2003 and 2004, respectively, and $98,616 and $113,876 for the nine months ended September 30, 2003 and 2004, respectively, and excluding non-cash compensation of $856 and $322 for the three months ended September 30, 2003 and 2004, respectively and $2,607 and $1,948 for the nine months ended September 30, 2003 and 2004, respectively)	63,712	63,090	183,145	186,032
Cost of equipment	25,783	29,863	72,681	94,206
Selling, general and administrative (excluding depreciation of $4,169 and $2,999 for the three months ended September 30, 2003 and 2004, respectively, and $12,498 and $10,602 for the nine months ended September 30, 2003 and 2004, respectively, and excluding non-cash compensation of $5,273 and $4,602 for the three months ended September 30, 2003 and 2004, respectively, and $21,028 and $14,470 for the nine months ended September 30, 2003 and 2004, respectively)	58,018	54,768	173,904	177,821
Termination benefits and other related charges	321	—	2,671	—
Non-cash compensation	6,129	4,924	23,635	16,418
Depreciation and asset disposal	40,816	43,454	111,114	124,478
Amortization	1,161	3,489	3,231	7,091

Income from operations	17,728	12,655	38,218	16,646
Interest expense	(34,088)	(31,619)	(109,013)	(93,877)
Other expense	—	(52)	(2,898)	(52)
Debt extinguishment costs	(7,038)	—	(41,118)	—
Interest and other income	500	348	1,792	919

Loss before taxes	(22,898)	(18,668)	(113,019)	(76,364)
Income tax provision	(3,736)	(3,478)	(9,754)	(10,335)

Net loss	(26,634)	(22,146)	(122,773)	(86,699)

Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	—	—	1,429	—
Plus: reclassification adjustment for losses included in net loss	—	—	4,030	—

Comprehensive loss	($26,634)	($22,146)	($117,314)	($86,699)

See accompanying notes to financial statements.

TRITON PCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	($122,773)	($86,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, asset disposal and amortization	114,345	131,569
Deferred income taxes	8,469	9,079
Accretion of interest	20,872	2,542
Loss on equity investment	875	—
Bad debt expense	6,466	5,357
Non-cash compensation	23,635	16,418
Loss on derivative instruments	2,023	—
Loss on debt extinguishment	41,118	—
Change in operating assets and liabilities:
Accounts receivable	(2,096)	(8,287)
Inventory	9,460	5,734
Prepaid expenses and other current assets	(4,020)	(1,795)
Intangible and other assets	(2,329)	3,078
Accounts payable	9,079	(12,567)
Accrued payroll and liabilities	493	(5,630)
Deferred revenue	2,438	(436)
Accrued interest	16,446	15,867
Other liabilities	3,555	(1,662)

Net cash provided by operating activities	128,056	72,568
Cash flows from investing activities:
Capital expenditures	(64,308)	(56,254)
Investment in and advances to non-consolidated entity	(875)	—
Repayments from non-consolidated entity	58	—
Proceeds from sale of property and equipment	732	558
Acquisition of FCC licenses	(28,412)	—
Other	—	(1,746)

Net cash used in investing activities	(92,805)	(57,442)
Cash flows from financing activities:
Proceeds from issuance of senior debt, net of discount	710,500	—
Payment under credit facility	(207,961)	—
Payments of subordinated debt	(511,989)	—
Payment of debt extinguishment costs	(31,289)	—
Change in bank overdraft	(14,801)	(12,516)
Capital contributions from parent	57	—
Payment of deferred financing costs	(2,712)	(67)
Advance to related party, net	(90)	(177)
Extinguishment of interest rate swaps	(20,383)	(52)
Principal payments under capital lease obligations	(1,513)	(1,162)

Net cash used in financing activities	(80,181)	(13,974)

Net (decrease) increase in cash and cash equivalents	(44,930)	1,152
Cash and cash equivalents, beginning of period	212,450	105,966

Cash and cash equivalents, end of period	$167,520	$107,118

Non-cash investing and financing activities
Deferred stock compensation	($9,614)	$2,610
Change in fair value of derivative instruments acting as a hedge	1,429	(1,867)
Change in capital expenditures included in accounts payable	1,349	1,413
FCC license acquisition through retirement of note receivable	71,961	—

See accompanying notes to financial statements.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(1)	Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of Triton PCS, Inc. (“Triton”). The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003, which include information and disclosures not included herein.

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

Stock Compensation

The Company accounts for stock compensation under the intrinsic value method of Accounting Principles Board Opinion 25. Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for stock issued under Holdings’ employee stock purchase plan. With regard to the pro forma net loss, there was no offsetting impact to the tax provision related to pro forma compensation expense because of historical net losses and recognition of a valuation allowance against the associated net operating loss carryforwards. The employee stock purchase plan was suspended in January 2003; therefore, there was no pro forma compensation expense calculated for the quarters ended September 30, 2003 and 2004 or the nine months ended September 30, 2004. Assumptions for the nine months ended September 30, 2003 included an expected life of three months, weighted average risk-free interest rate of 1.2%, dividend yield of 0.0% and expected volatility of 150%. Had compensation expense for grants of stock-based compensation related to the employee stock purchase plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma net loss would have been:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Dollars in thousands)
Net loss as reported	($26,634)	($22,146)	($122,773)	($86,699)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	6,129	4,924	23,635	16,418
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,129)	(4,924)	(23,659)	(16,418)

Pro forma net loss	($26,634)	($22,146)	($122,797)	($86,699)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(2)	Stock Compensation

Restricted Stock

On May 19, 2004, Holdings granted 1,008,625 shares of restricted Class A common stock to certain management employees under Holdings’ Stock and Incentive Plan (the “Stock Incentive Plan”). Of the total grant, 36,700 shares were issued from Holdings’ treasury stock. All of these shares are subject to four-year vesting provisions. Deferred compensation of approximately $3.9 million was recorded based on the market value at the date of grant.

On May 25, 2004, Holdings granted 317,000 shares of restricted Class A common stock to the non-employee directors on Holdings’ Board of Directors under Holdings’ Directors’ Stock and Incentive Plan. Of these shares, 315,000 are subject to three-year vesting provisions, with the first vest occurring on August 15, 2004. The remaining 2,000 shares vested immediately. Deferred compensation of approximately $1.3 million was recorded based on the market value at the date of grant.

On September 8, 2004, Holdings granted 3,125 shares of restricted Class A common stock to a management employee under Holdings’ Stock Incentive Plan. These shares are subject to four-year vesting provisions. Nominal deferred compensation was recorded based on the estimated fair value at the date of grant.

During the nine months ended September 30, 2004, certain employees who resigned their employment with the Company forfeited approximately $2.5 million of restricted stock and in so doing returned 188,546 shares of Holdings’ restricted Class A common stock originally issued under Holdings’ Stock Incentive Plan.

Retirement Plan

The Company’s employees are eligible to participate in the Triton Management Company, Inc. Savings and Investment Plan which permits employees to make contributions on a pre-tax salary reduction basis in accordance with applicable provisions of the Internal Revenue Code. Covered employees are eligible to participate as of the first day of the calendar quarter following the employee’s completion of three months of employment. The Company matches a portion of its employees’ pre-tax contributions.

In addition, commencing in 2004, Holdings’ authorized a retirement contribution equal to 3% of each eligible employee’s compensation to the Savings and Investment Plan. Employees vest immediately in the retirement contribution, and the contributions generally will be made by the Company in the quarter subsequent to being earned. The Company is permitted to make such retirement contributions in Holdings’ Class A common stock or cash or in a combination of stock and cash. On May 12, 2004, the Company contributed 106,342 shares of Holdings’ Class A common stock, valued at $4.20 per share, to the Savings and Investment Plan for participants during the first quarter of 2004. On July 16, 2004, the Company contributed 193,530 shares of Holdings’ Class A common stock, valued at $2.56 per share, to the Savings and Investment Plan for participants during the second quarter of 2004. As of September 30, 2004, the Company had accrued compensation of approximately $0.5 million in connection with cash that is expected to be contributed in the fourth quarter of 2004.

Employee Stock Purchase Plan

Holdings’ previously offered an employee stock purchase plan pursuant to which employees were able to purchase shares of Holdings’ Class A common stock. In January 2003, due to a limited number of remaining shares available for issuance under the employee stock purchase plan, Holdings suspended participation in such plan.

Deferred Compensation Plan

In June 2004, Holdings implemented a nonqualified deferred compensation plan for the benefit of a select group of management employees and members of Holdings’ Board of Directors. This plan permits the deferral of earned compensation, including salary, bonus and stock grants. Holdings may set aside assets in a trust in order to assist it in meeting the obligations of the plan when they come due. The assets of the trust, if any, remain subject to the claims of Holdings’ general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” Holdings’ stock contributed to the trust is recorded at historical cost and classified with Additional Paid in Capital. Since

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

these investments are in Holdings’ stock, an offsetting amount is recorded as deferred compensation in the equity section of the balance sheet. Compensation contributed to the plan in the form of cash is invested in diversified assets classified as trading securities, which are held by the Rabbi Trust. These assets are classified within other long-term assets on the balance sheet and are recorded at fair market value, with changes recorded to other income and expense. The liabilities related to this plan are included in other long-term liabilities on the balance sheet, with changes in the liability related to the Rabbi Trust being recorded as adjustments to compensation expense. As of September 30, 2004, amounts held in the Rabbi Trust were not significant.

(3)	Property and Equipment

The following table summarizes the Company’s property and equipment as of December 31, 2003 and September 30, 2004, respectively.

	December 31, 2003	September 30, 2004
	(Dollars in thousands)
Property and equipment:
Land	$377	$377
Network infrastructure and equipment	1,141,200	1,209,761
Furniture, fixtures and computer equipment	98,134	99,728
Capital lease assets	8,946	8,241
Construction in progress	22,843	7,173

	$1,271,500	$1,325,280
Less accumulated depreciation	(482,630)	(604,912)

Property and equipment, net	$788,870	$720,368

Effective April 1, 2004, the Company implemented the results of a review of the estimated service lives of its time division multiple access, or TDMA, wireless communications equipment. This review was completed as the result of the Company’s successful launch of its overlapping next generation global system for mobile communications and general packet radio service, or GSM/GPRS, network in all of its covered markets. Service lives were shortened to fully depreciate all TDMA equipment by the end of 2008. Similar equipment acquired after April 1, 2004 has a useful life no longer than 57 months. The impact of this change for the quarter and nine months ended September 30, 2004, was an increase in depreciation expense and net loss of approximately $4.8 million and $9.5 million, respectively.

(4)	AT&T Agreements

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

On February 17, 2004, AT&T Wireless and Cingular Wireless entered into an Agreement and Plan of Merger. Subsequently, AT&T Wireless and Cingular Wireless announced that the merged entity will not continue the use of the AT&T brand, which will affect the benefits provided to the Company under its co-branding arrangement with AT&T Wireless. As a result, beginning in the first quarter of 2004, the Company has accelerated the amortization of the License Agreement to fully amortize this intangible over its revised useful life, which is expected to end in the fourth quarter of 2004. The impact of this change for the quarter and nine months ended September 30, 2004, was an increase in amortization expense and net loss of approximately $0.6 million and $1.9 million, respectively. See Note 7 and Note 10.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Roaming Agreement

Pursuant to an Intercarrier Roamer Service Agreement, dated as of February 4, 1998 (as amended, the “Roaming Agreement”), between AT&T Wireless and the Company, each of AT&T Wireless and the Company have agreed to provide personal communications service (or PCS) service for registered customers of the other customers while such customers are out of the home carrier’s geographic area and in the geographic area where the serving carrier (itself or through affiliates) holds a license or permit to construct and operate a PCS service. The fair value of the Roaming Agreement, as determined by an independent appraisal, was $5.5 million, with an estimated useful life of 20 years. As of June 30, 2004, the net book value of this intangible asset was $3.8 million.

On July 7, 2004, Triton entered into a definitive agreement with Cingular Wireless and AT&T Wireless, pursuant to which Triton’s roaming agreements with AT&T Wireless and Cingular Wireless will be amended to extend the terms and reduce the roaming rates payable to Triton and its affiliates thereunder. This agreement is subject to the satisfaction of certain closing conditions (including the completion of the merger between AT&T Wireless and Cingular Wireless and the closing of the Triton Holdings Agreement described in Note 7). Accordingly, the Company has accelerated the amortization of the Roaming Agreement to fully amortize this intangible over its revised useful life, which is expected to end in the fourth quarter of 2004. The impact of this change for the quarter and nine months ended September 30, 2004, was an increase in amortization expense and net loss of approximately $1.8 million. See Note 7 and Note 10.

(5)	Detail of Certain Liabilities

The following table summarizes certain current liabilities as of December 31, 2003 and September 30, 2004, respectively.

	December 31, 2003	September 30, 2004
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$22,721	$10,205
Accrued payroll and related expenses	13,831	9,520
Accrued expenses	13,819	12,500
Accrued interest	23,270	39,137

Total accrued liabilities	$73,641	$71,362

Other current liabilities:
Deferred revenue	$21,605	$22,598
Deferred gain on sale of property and equipment	1,190	1,190
Security deposits	12,914	12,102

Total other current liabilities	$35,709	$35,890

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(6)	Long-Term Debt

The following table summarizes the Company’s borrowings as of December 31, 2003 and September 30, 2004, respectively.

	December 31, 2003	September 30, 2004
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$1,444	$1,003

Total current portion of long-term debt	1,444	1,003
Long-term debt:
Capital lease obligations	$909	$188
8 1/2% senior notes	710,205	709,083
9 3/8% senior subordinated notes	340,395	341,130
8 3/4% senior subordinated notes	392,279	392,801

Total long-term debt	1,443,788	$1,443,202
Total debt	$1,445,232	$1,444,205

(7)	Definitive Agreements with AT&T Wireless and Cingular Wireless

Exchange Agreement

On September 21, 2004, the Company entered into a definitive Exchange Agreement with AT&T Wireless and Cingular Wireless that provides, among other things, that the Company will transfer PCS wireless network assets and related FCC licenses held by the Company for use in its Virginia markets in exchange for PCS wireless network assets and FCC licenses held by AT&T Wireless for use in certain of its North Carolina markets and in Puerto Rico and the U.S. Virgin Islands and the payment by Cingular Wireless to the Company of $175 million in cash.

Holdings and AT&T Wireless will exchange these assets by transferring all assets required to operate PCS services in the respective transferred markets to newly created subsidiaries and then exchanging the ownership interests of these subsidiaries. Under the Exchange Agreement, the Company and AT&T Wireless will contribute network assets and license assets separately to two new wholly-owned limited liability companies – one to hold the transferred network assets (other than certain associated FCC licenses) and the other to hold the relevant FCC licenses. At a first closing, the parties will exchange equity interests in the subsidiaries holding the network assets. At a subsequent second closing, subject to obtaining required FCC approvals, the parties will exchange equity interests in the subsidiaries holding the FCC licenses relating to the previously exchanged network assets. Pending the second closing, the parties will enter into spectrum lease agreements, allowing each party to use the licensed PCS spectrum associated with the previously exchanged network assets.

The Exchange Agreement transactions are subject to a number of conditions, including the consummation of Cingular Wireless’ acquisition by merger of AT&T Wireless. The Exchange Agreement can be terminated if the first closing has not occurred by the later of 60 days after execution of the Exchange Agreement or 30 days after the completion of the Cingular Wireless and AT&T Wireless merger (subject to a further 10-day extension if certain FCC-related conditions have not been met).

Stockholders Agreements

On July 7, 2004, Holdings entered into a definitive agreement with Cingular Wireless and AT&T Wireless (the “Triton Holdings Agreement”) pursuant to which AT&T Wireless has agreed to surrender to Holdings all of the Holdings stock owned by AT&T Wireless, including all of Holdings’ Series A preferred stock and Series D preferred stock, subject to the satisfaction of certain closing conditions (including the completion of the merger between AT&T Wireless and Cingular Wireless). Upon the surrender of that stock, the First Amended and Restated Stockholders Agreement among Holdings and certain of its stockholders will terminate. Such termination will allow AT&T Wireless and its affiliates to operate in regions where the Company presently operates, and will also allow the Company to operate beyond its current operating territory in geographical areas where it currently is prohibited.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

AT&T Wireless also has agreed to transfer to Holdings at the closing all of AT&T Wireless’ interest in Affiliate License Co., L.L.C., which controls the “SUNCOM” brand name and related trademarks. AT&T Wireless has further agreed to waive the payment of the $3.5 million dividend previously declared by Holdings on its Series A preferred stock. Further, Holdings, Cingular Wireless and AT&T Wireless have agreed to enter into mutual releases relating to claims arising under certain specified existing contracts among the parties. See Note 10.

Roaming Agreement

Subject to the satisfaction of certain closing conditions (including the completion of the merger between AT&T Wireless and Cingular Wireless and the closing of the Triton Holdings Agreement described above) and in accordance with a definitive agreement entered into by Triton PCS, Inc. with Cingular Wireless and AT&T Wireless on July 7, 2004, Triton’s roaming agreements with AT&T Wireless and Cingular Wireless will be amended to extend the terms and reduce the roaming rates payable to Triton and its affiliates thereunder. In addition, AT&T Wireless will transfer certain FCC licenses covering Savannah, Georgia, and Asheville, Wilmington and Jacksonville, North Carolina, to the Company in exchange for certain FCC licenses held by the Company covering Savannah and Augusta, Georgia. As additional consideration for this license exchange, Cingular has also agreed to pay the Company approximately $4.6 million. See Note 10.

In addition to the transactions described above, the Company continues to evaluate other potential effects of the proposed Cingular Wireless/AT&T Wireless merger on its business and operations, including evaluations of the appropriateness of the useful lives and potential impairments to related intangible assets.

(8)	Extinguishment of Interest Rate Swap Derivative Instruments

On September 1, 2004, the Company extinguished four of its five interest rate swap contracts with an aggregate notional amount of $185.0 million. The Company incurred a loss on these extinguishments of approximately $0.1 million.

(9)	Guarantor Financial Information

The following tables set forth condensed consolidating financial information of Triton (the “Parent Company”), for all of Triton’s subsidiaries other than Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (collectively, the “Subsidiary Guarantors”) and Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”) for the balance sheet as of December 31, 2003 and September 30, 2004, the statement of operations for the three and nine months ended September 30, 2003 and 2004 and the statement of cash flows for the nine months ended September 30, 2003 and 2004. During the periods prior to June 13, 2003, both the Subsidiary Guarantors and Subsidiary Non-Guarantors guaranteed Triton’s 11% senior subordinated discount notes (which were repurchased and redeemed in 2003), the 9 3/8% Notes and the 8 3/4% Notes on a full and unconditional, joint and several basis.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Consolidating Statement of Operations for the Three Months Ended September 30, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$149,825	$—	$—	$149,825
Roaming	—	49,728	—	—	49,728
Equipment	—	14,115	—	—	14,115

Total revenues	—	213,668	—	—	213,668
Expenses:
Cost of service	—	53,769	9,943	—	63,712
Cost of equipment	—	25,783	—	—	25,783
Selling, general and administrative	33	55,181	2,804	—	58,018
Termination benefits and other related charges	—	321	—	—	321
Non-cash compensation	—	6,129	—	—	6,129
Depreciation and asset disposal	—	40,816	—	—	40,816
Amortization	—	1,161	—	—	1,161

Income (loss) from operations	(33)	30,508	(12,747)	—	17,728
Interest expense	(33,441)	(647)	—	—	(34,088)
Debt extinguishment costs	(7,038)	—	—	—	(7,038)
Interest and other income	500	—	—	—	500

Income (loss) before taxes	(40,012)	29,861	(12,747)	—	(22,898)
Income tax provision	—	(350)	(3,386)	—	(3,736)

Net income (loss) before equity in earnings of subsidiaries	(40,012)	29,511	(16,133)	—	(26,634)
Equity in earnings of subsidiaries	13,378	(16,133)	—	2,755	—

Net income (loss)	$(26,634)	$13,378	$(16,133)	$2,755	$(26,634)

Consolidating Statement of Operations for the Nine Months Ended September 30, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$429,171	$—	$—	$429,171
Roaming	—	141,822	—	—	141,822
Equipment	—	37,606	—	—	37,606

Total revenues	—	608,599	—	—	608,599
Expenses:
Cost of service	—	153,197	29,948	—	183,145
Cost of equipment	—	72,681	—	—	72,681
Selling, general and administrative	102	165,520	8,282	—	173,904
Termination benefits and other related charges	—	2,671	—	—	2,671
Non-cash compensation	—	23,635	—	—	23,635
Depreciation and asset disposal	—	111,114	—	—	111,114
Amortization	—	3,231	—	—	3,231

Income (loss) from operations	(102)	76,550	(38,230)	—	38,218
Interest expense	(108,270)	(743)	—	—	(109,013)
Other expense	(2,898)	—	—	—	(2,898)
Debt extinguishment costs	(41,118)	—	—	—	(41,118)
Interest and other income	1,792	—	—	—	1,792

Income (loss) before taxes	(150,596)	75,807	(38,230)	—	(113,019)
Income tax provision	—	(1,284)	(8,470)	—	(9,754)

Net income (loss) before equity in earnings of subsidiaries	(150,596)	74,523	(46,700)	—	(122,773)
Equity in earnings of subsidiaries	27,823	(46,700)	—	18,877	—

Net income (loss)	$(122,773)	$27,823	$(46,700)	$18,877	$(122,773)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2003

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(69,840)	$234,211	$(36,315)	$—	$128,056

Cash flows from investing activities:
Capital expenditures	—	(64,308)	—	—	(64,308)
Net investment in and advances to non-consolidated entity	(875)	—	—	—	(875)
Repayments from non-consolidated entity	58	—	—	—	58
Proceeds from sale of property and equipment, net	—	732	—	—	732
Acquisition of FCC licenses	—	—	(28,412)	—	(28,412)
Investment in subsidiaries	(68,160)	(28,412)	—	96,572	—
Dividends received	39,748	—	—	(39,748)	—
Net intercompany loans	—	(153,895)	—	153,895	—

Net cash provided by (used in) investing activities	(29,229)	(245,883)	(28,412)	210,719	(92,805)

Cash flows from financing activities:
Proceeds from senior debt	710,500	—	—	—	710,500
Payments under credit facility	(207,961)	—	—	—	(207,961)
Payment of subordinated debt	(511,989)	—	—	—	(511,989)
Payment of debt extinguishment costs	(31,289)	—	—	—	(31,289)
Change in bank overdraft	—	(14,801)	—	—	(14,801)
Capital contribution from parent	57	68,160	28,412	(96,572)	57
Advances to related party	—	(90)	—	—	(90)
Payment of deferred financing costs	(2,712)	—	—	—	(2,712)
Extinguishment of interest rate swaps	(20,383)	—	—	—	(20,383)
Dividends paid	—	(39,748)	—	39,748	—
Principal payment under capital lease obligations	—	(1,513)	—	—	(1,513)
Net intercompany loans	117,580	—	36,315	(153,895)	—

Net cash provided by (used in) financing activities	53,803	12,008	64,727	(210,719)	(80,181)

Net increase (decrease) in cash and cash equivalents	(45,266)	336	—	—	(44,930)
Cash and cash equivalents, beginning of period	212,411	39	—	—	212,450

Cash and cash equivalents, end of period	$167,145	$375	$—	$—	$167,520

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Consolidating Balance Sheet as of September 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$105,648	$1,470	$—	$—	$107,118
Accounts receivable, net of allowance for doubtful accounts	13	60,033	—	—	60,046
Accounts receivable – roaming partners	—	25,201	—	—	25,201
Inventory, net	—	18,610	—	—	18,610
Prepaid expenses	48	5,828	6,967	—	12,843
Intercompany receivable	214,669	14,840	—	(229,509)	—
Other current assets	1,067	6,288	—	—	7,355

Total current assets	321,445	132,270	6,967	(229,509)	231,173
Long term assets:
Property and equipment, net	—	719,991	377	—	720,368
Investments in subsidiaries	910,420	182,259	—	(1,092,679)	—
Intangible assets, net	3,417	9,912	470,887	—	484,216
Other long-term assets	—	5,579	2,877	—	8,456

Total assets	$1,235,282	$1,050,011	$481,108	$(1,322,188)	$1,444,213

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$7	$41,996	$14,305	$—	$56,308
Accrued liabilities	39,137	32,225	—	—	71,362
Current portion of capital lease obligation	—	1,003	—	—	1,003
Other current liabilities	—	35,890	229,509	(229,509)	35,890

Total current liabilities	39,144	111,114	243,814	(229,509)	164,563
Long-term debt:
Capital lease obligations	—	188	—	—	188
Senior notes	709,083	—	—	—	709,083

Senior long-term notes	709,083	188	—	—	709,271
Subordinated debt	733,931	—	—	—	733,931

Total long-term debt	1,443,014	188	—	—	1,443,202

Deferred income taxes	—	—	55,035	—	55,035
Deferred revenue	—	1,234	—	—	1,234
Fair value of derivative instruments	2,713	—	—	—	2,713
Deferred gain on sale of property and equipment	—	24,990	—	—	24,990
Other long-term liabilities	—	2,065	—	—	2,065

Total liabilities	1,484,871	139,591	298,849	(229,509)	1,693,802
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of September 30, 2004	—	—	—	—	—
Additional paid-in-capital	734,517	1,429,690	493,295	(1,922,985)	734,517
Accumulated deficit	(962,192)	(519,270)	(311,036)	830,306	(962,192)
Deferred compensation	(21,914)	—	—	—	(21,914)

Total stockholder’s equity (deficit)	(249,589)	910,420	182,259	(1,092,679)	(249,589)

Total liabilities and stockholder’s equity (deficit)	$1,235,282	$1,050,011	$481,108	$(1,322,188)	$1,444,213

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Consolidating Statement of Operations for the Three Months Ended September 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$150,272	$—	$—	$150,272
Roaming	—	43,971	—	—	43,971
Equipment	—	18,000	—	—	18,000

Total revenues	—	212,243	—	—	212,243
Expenses:
Cost of service	—	52,672	10,418	—	63,090
Cost of equipment	—	29,863	—	—	29,863
Selling, general and administrative	25	51,635	3,108	—	54,768
Non-cash compensation	—	4,924	—	—	4,924
Depreciation and asset disposal	—	43,454	—	—	43,454
Amortization	—	3,489	—	—	3,489

Income (loss) from operations	(25)	26,206	(13,526)	—	12,655
Interest expense	(31,544)	(75)	—	—	(31,619)
Other expense	(52)	—	—	—	(52)
Interest and other income	348	—	—	—	348

Income (loss) before taxes	(31,273)	26,131	(13,526)	—	(18,668)
Income tax provision	—	(425)	(3,053)	—	(3,478)

Net income (loss) before equity in earnings of subsidiaries	(31,273)	25,706	(16,579)	—	(22,146)
Equity in earnings of subsidiaries	9,127	(16,579)	—	7,452	—

Net income (loss)	$(22,146)	$9,127	$(16,579)	$7,452	$(22,146)

Consolidating Statement of Operations for the Nine Months Ended September 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$453,394	$—	$—	$453,394
Roaming	—	116,127	—	—	116,127
Equipment	—	53,171	—	—	53,171

Total revenues	—	622,692	—	—	622,692
Expenses:
Cost of service	—	155,971	30,061	—	186,032
Cost of equipment	—	94,206	—	—	94,206
Selling, general and administrative	38	168,488	9,295	—	177,821
Non-cash compensation	—	16,418	—	—	16,418
Depreciation and asset disposal	—	124,478	—	—	124,478
Amortization	—	7,091	—	—	7,091

Income (loss) from operations	(38)	56,040	(39,356)	—	16,646
Interest expense	(93,631)	(246)	—	—	(93,877)
Other expense	(52)	—	—	—	(52)
Interest and other income	919	—	—	—	919

Income (loss) before taxes	(92,802)	55,794	(39,356)	—	(76,364)
Income tax provision	—	(1,256)	(9,079)	—	(10,335)

Net income (loss) before equity in earnings of subsidiaries	(92,802)	54,538	(48,435)	—	(86,699)
Equity in earnings of subsidiaries	6,103	(48,435)	—	42,332	—

Net income (loss)	$(86,699)	$6,103	$(48,435)	$42,332	$(86,699)

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(74,899)	$185,834	$(38,367)	$—	$72,568

Cash flows from investing activities:
Capital expenditures	—	(56,254)	—	—	(56,254)
Proceeds from sale of property and equipment, net	—	558	—	—	558
Other	—	(1,746)	—	—	(1,746)
Investment in subsidiaries	(37,760)	—	—	37,760	—
Dividends received	37,760	—	—	(37,760)	—
Net intercompany loans	—	(113,519)	—	113,519	—

Net cash provided by (used in) investing activities	—	(170,961)	—	113,519	(57,442)

Cash flows from financing activities:
Change in bank overdraft	—	(12,516)	—	—	(12,516)
Capital contribution from parent	—	37,760	—	(37,760)	—
Advances to related party	—	(177)	—	—	(177)
Payment of deferred financing costs	(67)	—	—	—	(67)
Extinguishment of interest rate swaps	(52)	—	—	—	(52)
Dividends paid	—	(37,760)	—	37,760	—
Principal payment under capital lease obligations	—	(1,162)	—	—	(1,162)
Net intercompany loans	75,152	—	38,367	(113,519)	—

Net cash provided by (used in) financing activities	75,033	(13,855)	38,367	(113,519)	(13,974)

Net increase (decrease) in cash and cash equivalents	134	1,018	—	—	1,152
Cash and cash equivalents, beginning of period	105,514	452	—	—	105,966

Cash and cash equivalents, end of period	$105,648	$1,470	$—	$—	$107,118

(10)	Subsequent Event

Extinguishment of Interest Rate Swap Derivative Instrument

On October 14, 2004, the Company extinguished its final interest rate swap contract with an aggregate notional amount of $115.0 million. The Company incurred a loss on this extinguishment of approximately $3.0 million to be reflected in the Company’s results of operations for the fourth quarter.

Roaming Settlement

In October 2004, the Company signed a $2.0 million settlement agreement with one of its roaming partners related to handset programming issues. The $2.0 million settlement was received and recorded as roaming revenue in October 2004.

Acquisition of Urban Communications

On October 28, 2004, the Company finalized the terms of a proposed stock purchase agreement to acquire Urban Comm - North Carolina, Inc. (“Urban”) and submitted the proposed agreement to the U.S. Bankruptcy Court (“Court”) for approval. Under this proposed agreement, the Company would acquire the outstanding stock of Urban, whose sole assets consist of FCC wireless licenses in 20 basic trading areas for $113.0 million in cash. Of the 20 licenses, 8 are in North Carolina, 5 are in South Carolina and 7 are in Virginia. The licenses are in the C and F blocks and consist of 18 10MHz licenses and 2 20MHz licenses. Collectively, the acquired licenses cover an area with a population of approximately 7.4 million people. Urban, which is currently under Chapter 11 bankruptcy protection, has no operations and holds no assets other than FCC wireless licenses. This transaction is being completed as part of a plan of reorganization and as such, is subject to the approval and acceptance of such plan by the Court, which could request or impose changes to the proposed agreement. This transaction also remains subject to standard FCC and U.S. Department of Justice (“DOJ”) approvals, the timing of which cannot be predicted at this time. As part of this transaction, all creditors, including the FCC and the DOJ have agreed to settle all claims related to the outstanding debt obligations against Urban in exchange for a repayment of debt owed to the FCC by Urban.

TRITON PCS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Transaction with AT&T Wireless and Cingular Wireless

On October 26, 2004, Cingular Wireless consummated its merger with AT&T Wireless, and as a result, Triton and Holdings completed the closing of two definitive agreements with Cingular Wireless and AT&T Wireless. Pursuant to the first agreement, AT&T Wireless surrendered to Holdings all of the Holding’s stock owned by AT&T Wireless, including all of Holdings’ Series A preferred stock and Series D preferred stock. Upon the surrender of that stock, the First Amended and Restated Stockholders Agreement, as amended, among Holdings and certain of its stockholders was terminated. Such termination allows AT&T Wireless and its affiliates to operate in regions where the Company presently operates, and will also allow the Company to operate beyond its current operating territory in geographical areas where it currently is prohibited. AT&T Wireless also transferred to Holdings all of AT&T Wireless’ interest in Affiliate License Co., L.L.C., which controls the “SUNCOM” brand name and related trademarks. In addition, AT&T Wireless waived payment of the $3.5 million dividend previously declared by Holdings on the Series A preferred stock. Further, Holdings, Cingular Wireless and AT&T Wireless entered into mutual releases relating to claims arising under certain specified existing contracts among the parties.

Pursuant to the second agreement, Triton’s roaming agreement with AT&T Wireless was terminated and its roaming agreement with Cingular Wireless was amended to extend the terms and reduce the roaming rates payable to Triton and its affiliates thereunder.

Under a third agreement that has not yet closed, AT&T Wireless has agreed to transfer certain FCC licenses covering Savannah, Georgia, and Asheville, Wilmington and Jacksonville, North Carolina, to the Company in exchange for certain FCC licenses held by Triton covering Savannah and Augusta, Georgia. As additional consideration for this license exchange, Cingular Wireless has also agreed to pay the Company approximately $4.6 million.

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

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of Triton, statements concerning possible or assumed future results of operations of Triton and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of Triton or any such expressions made by a third party with respect to Triton) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of the prospectus as filed on August 30, 2004 with the Securities and Exchange Commission by Triton PCS, Inc. as part of a post-effective amendment to its registration statements covering our outstanding notes. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Recent Developments

On October 26, 2004, we and Holdings completed the closing of two definitive agreements with Cingular Wireless and AT&T Wireless. Pursuant to the first agreement, AT&T Wireless surrendered to Holdings all of Holdings’ stock owned by AT&T Wireless, including all of Holdings’ Series A preferred stock and Series D preferred stock. Upon the surrender of that stock, the First Amended and Restated Stockholders Agreement, as amended, among Holdings and certain of its stockholders was terminated. Such termination allows AT&T Wireless and its affiliates to operate in regions where we presently operate, and will also allow us to operate beyond our current operating territory in geographical areas where we are currently prohibited. AT&T Wireless also transferred to Holdings all of AT&T Wireless’ interest in Affiliate License Co., L.L.C., which controls our “SUNCOM” brand name and related trademarks. AT&T Wireless also has waived payment of the $3.5 million dividend previously declared by Holdings on the Series A preferred stock. Further, Holdings, Cingular Wireless and AT&T Wireless entered into mutual releases relating to claims arising under certain specified existing contracts among the parties. Pursuant to the second agreement, our roaming agreement with AT&T Wireless was terminated and the roaming agreement with Cingular Wireless was amended to extend the terms and reduce the roaming rates payable to our affiliates and us thereunder.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Subscribers

Net subscriber additions were negative 19,211 and positive 3,567 for the three months ended September 30, 2004 and 2003, respectively. This decrease was driven by the combination of higher subscriber churn on a larger subscriber base and a decrease in gross subscriber additions. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period.

Total subscribers were 899,862 as of September 30, 2004, an increase of 1.8% over our subscriber total as of September 30, 2003. The increase in subscribers was primarily due to continued productivity from our company-owned retail stores and the success of service offerings designed to attract credit-challenged customers, offset partially by increased churn. During the three months ended September 30, 2004, all of our gross subscriber additions were on a one or two year service contract.

Churn

Subscriber churn was 3.1% and 2.5% for the three months ended September 30, 2004 and 2003, respectively. This increase stems primarily from increased voluntary subscriber deactivations resulting from the implementation of a service plan restructuring during the second and third quarters of 2004, which increased fees on our UnPlan offering. In addition, we experienced increased voluntary churn stemming from the anticipated transition with Cingular Wireless and AT&T Wireless. We believe that churn may remain relatively flat in the foreseeable future as higher churn on credit-challenged customers will offset the reduced impact of the price increases.

Average Revenue Per User

Average revenue per user, or ARPU, was $55.32 and $57.29 for the three months ended September 30, 2004 and 2003, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers of $0.25 and $0.69 per average subscriber for the three months ended September 30, 2004 and 2003, respectively. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

The ARPU decrease of $1.97, or 3.4%, was primarily the result of a decrease in billable overage charges offset partially by increases in revenue related to new handset features such as INotes. As the result of the anticipated mix of new rate plan offerings and the previously discussed price increases, we expect ARPU to remain relatively flat in the foreseeable future.

Revenues

Total revenue decreased 0.7% to $212.2 million for the three months ended September 30, 2004 from $213.7 million or the three months ended September 30, 2003. Service revenue for the three months ended September 30, 2004 was $150.3 million, an increase of $0.5 million or 0.3%, compared to $149.8 million for the three months ended September 30, 2003. The increase in service revenue was due primarily to the growth of our subscriber base, partially offset by lower ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $44.0 million for the three months ended September 30, 2004, a decrease of $5.7 million, or 11.5%, compared to $49.7 million for the three months ended September 30, 2003. The decrease in roaming revenue was the result of reductions in roaming rates contractually agreed to with other carriers partially offset by an increase in roaming minutes of use. Roaming minutes for the third quarter of 2004 were 313.7 million, which represents a 5.6% increase over the third quarter of 2003. The increase in minutes resulted primarily from the implementation of a roaming agreement with T- Mobile during the second quarter of 2004 as well as the successful completion of our GSM/GPRS overlay during the second quarter of 2004. These roaming minute increases were offset partially by AT&T Wireless’ reduced customer growth. In addition, Cingular Wireless’ successful transition to GSM/GPRS network has enabled them to utilize their own network in a large portion of our territory. Although we expect the growth of the wireless industry to continue in the future, we expect that roaming revenues could decrease in the future due to the industry trend of declining roaming rates. However, roaming revenue will be bolstered in the fourth quarter of 2004 due to a $2.0 million settlement with one of our roaming partners related to handset programming issues. Equipment revenue was $18.0 million for the three months ended September 30, 2004, an increase of $3.9 million or 27.7%, compared to $14.1 million for the three months ended September 30, 2003. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers as well as increased prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of Service

Cost of service (excluding amortization, depreciation and non-cash compensation) was $63.1 million for the three months ended September 30, 2004, a decrease of $0.6 million, or 0.9%, compared to $63.7 million for the three months ended September 30, 2003. This decrease was primarily related to a decline in incollect costs during the third quarter of 2004, offset partially by the increased costs of operating two network technologies and a higher volume of traffic on our network driven by rate plan offerings and subscriber growth. The incollect expense reduction was attributable to contractual step-downs in roaming rates with other carriers and a decrease in roaming minutes of use by our subscribers. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 42.0% and 42.5% for the three months ended September 30, 2004 and 2003, respectively. The decrease of 0.5% was primarily attributable to a lower incollect expense yield per minute of use. Cost of service as a percentage of service revenue may continue to decline in the future as we expect to leverage the fixed components of cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $29.9 million for the three months ended September 30, 2004, an increase of $4.1 million, or 15.9%, compared to $25.8 million for the three months ended September 30, 2003. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was driven primarily by an increase in handset sales to existing subscribers and increased cost of handsets resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $54.8 million for the three months ended September 30, 2004, a decrease of $3.2 million, or 5.5%, compared to $58.0 million for the three months ended September 30, 2003. Selling expenses decreased by $4.0 million, or 16.9%, primarily due to a decrease in advertising and promotional costs as well as lower commission expense resulting from fewer gross subscriber additions. General and administrative expenses increased $0.8 million, or 2.2%, primarily due to increases in headcount costs. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 23.4% and 23.0% for the three months ended September 30, 2004 and 2003, respectively. This 0.4% increase is primarily attributable to an increase in the expenses discussed above. These higher expenses were partially offset by increased customer care efficiency and lower bad debt expense for the three months ended September 30, 2004. General and administrative expenses as a percentage of service revenue may decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.

Cost Per Gross Addition

Cost per gross addition, or CPGA, was $415 and $451 for the three months ended September 30, 2004 and 2003, respectively. The CPGA decrease of $36 was primarily the result of decreased advertising and promotional and commission spending in the third quarter of 2004, offset partially by increased fixed acquisition costs such as store rent and retail headcount. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Charges

There were no termination benefits and other related charges for the three months ended September 30, 2004. Termination benefits and other related charges were $0.3 million for the three months ended September 30, 2003. These expenses, which consisted primarily of relocation costs, resulted from the streamlining of our operations during January 2003.

Non-cash Compensation Expense

Non-cash compensation expense was $4.9 million for the three months ended September 30, 2004, a decrease of $1.2 million, or 19.7%, compared to $6.1 million for the three months ended September 30, 2003. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions and accruals for contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants, offset partially by an increased number of Holdings restricted Class A common stock shares vesting during the quarter compared to the same period in 2003.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $46.9 million for the three months ended September 30, 2004, an increase of $4.9 million, or 11.7%, compared to $42.0 million for the three months ended September 30, 2003. This increase was primarily driven by a $4.8 million incremental increase resulting from the acceleration of depreciation on our TDMA wireless communications equipment, which resulted from the successful launch of our overlapping next generation GSM/GPRS network in all of our covered markets. In addition, we experienced increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. These increases in depreciation and asset disposal expense were partially offset by a $4.4 million loss recognized during the quarter ended September 30, 2003 in connection with the disposal of certain cell site equipment deemed to be obsolete. Amortization expense increased due to the acceleration of our brand license agreement with AT&T Wireless as a result of their merger with Cingular Wireless and the understanding that the post-merger company will not utilize the AT&T brand as well as the acceleration of our roaming agreement with AT&T Wireless resulting from the new roaming agreement entered into with AT&T Wireless.

Interest Expense

Interest expense was $31.6 million, net of capitalized interest of $0.2 million, for the three months ended September 30, 2004. Interest expense was $34.1 million, net of capitalized interest of $0.3 million, for the three months ended September 30, 2003. The decrease of $2.5 million, or 7.3%, relates primarily to a decrease of $1.6 million of interest expense on our 8 1/2% senior notes resulting from interest rate swap agreements entered into subsequent to September 30, 2003; a decrease of $0.6 million in accreted interest expense related to our asset retirement obligation for leased facilities and a decrease of $0.4 million of interest expense on our 11% subordinated notes, which we repurchased in June and July 2003. These decreases were partially offset by a $0.1 million decrease in capitalized interest for the three months ended September 30, 2004.

We had a weighted average interest rate of 8.30% for the three months ended September 30, 2004, on our average obligation for our senior and subordinated debt and our undrawn bank credit facility, compared with the 8.77% weighted average interest rate for the three months ended September 30, 2003.

Other Expense

Other expense was $0.1 million for the three months ended September 30, 2004. These expenses consisted of costs associated with the retirement of four of our five interest rate swaps during the third quarter. There were no other expenses for the three months ended September 30, 2003.

Debt Extinguishment Costs

There were no debt extinguishment costs for the three months ended September 30, 2004. Debt extinguishment costs were $7.0 million for the three months ended September 30, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $103.4 million aggregate principal amount of our 11% subordinated notes in July 2003.

Interest and Other Income

Interest and other income was $0.3 million for the three months ended September 30, 2004, a decrease of $0.2 million, or 40.0%, compared to $0.5 million for the three months ended September 30, 2003. This decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Income Tax Expense

Income tax expense was $3.5 million for the three months ended September 30, 2004, a decrease of $0.2 million, or 5.4%, compared to $3.7 million for the three months ended September 30, 2003. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $22.1 million and $26.6 million for the three months ended September 30, 2004 and 2003, respectively. The net loss decrease of $4.5 million resulted primarily from the items discussed above.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Subscribers

Net subscriber additions were 5,203 and 54,093 for the nine months ended September 30, 2004 and 2003, respectively. The decrease was primarily due to higher subscriber churn on a larger subscriber base as well as a slight decrease in gross subscriber additions.

Churn

Subscriber churn was 2.7% and 2.2% for the nine months ended September 30, 2004 and 2003, respectively. This increase stems primarily from increased voluntary subscriber deactivations resulting from the implementation of a service plan restructuring during the second and third quarters of 2004, which increased fees on our UnPlan offering. Our voluntary churn also increased as a result of the anticipated transition with Cingular Wireless and AT&T Wireless. In addition, as mandated by the FCC, we began offering local number portability (LNP) to the final 31 of our 37 markets on May 24, 2004, which caused an increase in deactivations during the second quarter. We believe that churn may increase slightly in the foreseeable future, as higher churn on credit challenged customers will offset the reduced impact of the price increases and LNP.

Average Revenue Per User

ARPU was $55.58 and $55.80 for the nine months ended September 30, 2004 and 2003, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers of $0.35 and $0.77 per average subscriber for the nine months ended September 30, 2004 and 2003, respectively. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

The ARPU decrease of $0.22, or 0.4%, was primarily the result of a decrease in billable overage and roaming charges, offset partially by an increase in fees charged to recoup expenditures incurred to comply with federal mandates and increases in revenue related to new handset features.

Revenues

Total revenue increased 2.3% to $622.7 million for the nine months ended September 30, 2004 from $608.6 million for the nine months ended September 30, 2003. Service revenue for the nine months ended September 30, 2004 was $453.4 million, an increase of $24.2 million or 5.6%, compared to $429.2 million for the nine months ended September 30, 2003. The increase in service revenue was due primarily to growth of subscribers. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $116.1 million for the nine months ended September 30, 2004, a decrease of $25.7 million, or 18.1%, compared to $141.8 million for the nine months ended September 30, 2003. The decrease in roaming revenue was the result of decreased roaming minutes of use and reductions in roaming rates contractually agreed to with other carriers. Roaming minutes for the nine months ended September 30, 2004 were 795.1 million, which represents a 2.5% decrease over the nine months ended September 30, 2003. The decrease in minutes resulted from certain factors affecting the traffic from our largest roaming partners. This included AT&T Wireless’ reduced customer growth as well as Cingular’s successful transition to GSM/GPRS, which allows them to utilize their own network in a large portion of our territory. These decreases were partially offset by increased GSM/GPRS roaming minutes of use resulting from the successful completion of our GSM/GPRS overlay and the implementation of a new roaming agreement with T- Mobile. Although we expect the growth of the wireless industry to continue in the future, we expect that roaming revenues could decrease due to the industry trend of declining roaming rates. However, roaming revenue will be bolstered in the fourth quarter of 2004 due to a $2.0 million settlement with one of our roaming partners related to handset programming issues. Equipment revenue was $53.2 million for the nine months ended September 30, 2004, an increase of $15.6 million or 41.5%, compared to $37.6 million for the nine months ended September 30, 2003. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers as well as increased costs resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of Service

Cost of service (excluding amortization, depreciation and non-cash compensation) was $186.0 million for the nine months ended September 30, 2004, an increase of $2.9 million, or 1.6%, compared to $183.1 million for the nine months ended September 30, 2003. The increase was related to operating two network technologies as well as a higher volume of traffic on our network driven by rate plan offerings and subscriber growth. In addition, roaming minutes of use by our subscribers increased due to higher overall usage. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with our anticipated subscriber growth. Cost of service as a percentage of service revenue was 41.0% and 42.7% for the nine months ended September 30, 2004 and 2003, respectively. The decrease of 1.7% was primarily attributable to a lower incollect expense yield per minute of use as well as our continued leveraging of certain costs of service expenses, including cell site rent and interconnect costs against an increasing revenue base. Cost of service as a percentage of service revenue may decline in the future as we expect to leverage the fixed components of cost of service against increased revenue.

Cost of Equipment

Cost of equipment was $94.2 million for the nine months ended September 30, 2004, an increase of $21.5 million, or 29.6%, compared to $72.7 million for the nine months ended September 30, 2003. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was driven primarily by an increase in handset sales to existing subscribers and increased costs of handsets resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation and non-cash compensation) were $177.8 million for the nine months ended September 30, 2004, an increase of $3.9 million, or 2.2%, compared to $173.9 million for the nine months ended September 30, 2003. Selling expenses decreased by $3.0 million, or 4.0%, primarily due to a decrease in advertising and promotional costs for the nine months ended September 30, 2004. General and administrative expenses increased $6.9 million, or 6.8%, primarily due to increases in headcount costs, legal fees and existing customer based marketing fees. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase in conjunction with anticipated subscriber growth. General and administrative expense as a percentage of service revenue was 23.7% and 23.5% for the nine months ended September 30, 2004 and 2003, respectively. This 0.2% increase is primarily attributable to an increase in the expenses discussed above. These higher expenses were partially offset by increased customer care efficiency and lower bad debt expense during the nine months ended September 30, 2004. General and administrative expenses as a percentage of service revenue may decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and rent expense, against increased revenue.

Cost Per Gross Addition

CPGA was $418 and $431 for the nine months ended September 30, 2004 and 2003, respectively. The CPGA decrease of $13, or 3.0%, was primarily the result of decreased advertising and promotional spending for the nine months ended September 30, 2004, offset partially by increased fixed acquisition costs such as store rent and retail headcount. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Termination Benefits and Other Related Charges

There were no termination benefits and other related charges for the nine months ended September 30, 2004. Termination benefits and other related charges were $2.7 million for the nine months ended September 30, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003.

Non-cash Compensation Expense

Non-cash compensation expense was $16.4 million for the nine months ended September 30, 2004, a decrease of $7.2 million, or 30.5%, compared to $23.6 million for the nine months ended September 30, 2003. Non-cash compensation represents the amortization of restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions and accruals for contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a reduced number of Holdings restricted Class A common shares vesting during the period compared to the same period in 2003. This was the result of the acceleration of a portion of our retired chief operating officer’s restricted shares during the second quarter of 2003 in accordance with his retirement agreement.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $131.6 million for the nine months ended September 30, 2004, an increase of $17.3 million, or 15.1%, compared to $114.3 million for the nine months ended September 30, 2003. The increase was primarily driven by a $9.5 million incremental increase resulting from the acceleration of depreciation on our TDMA wireless communication equipment which resulted from the successful launch of our overlapping next generation GSM/GPRS network in all of our covered markets. In addition, we experienced increased depreciation expense due to the growth in the depreciable asset base resulting from capital expenditures. These increases in depreciation and asset disposal expense were partially offset by a $4.4 million loss recognized during the nine months ended September 30, 2003 in connection with the disposal of certain cell site equipment deemed to be obsolete. Amortization expense increased due to the acceleration of our brand license agreement with AT&T Wireless as a result of their merger with Cingular Wireless and the understanding that the post-merger company will not utilize the AT&T brand as well as the acceleration of our roaming agreement with AT&T Wireless resulting from the new roaming agreement entered into with AT&T Wireless.

Interest Expense

Interest expense was $93.9 million, net of capitalized interest of $0.7 million, for the nine months ended September 30, 2004. Interest expense was $109.0 million, net of capitalized interest of $1.4 million, for the nine months ended September 30, 2003. The decrease of $15.1 million, or 13.9%, relates primarily to a decrease of $25.3 million of interest expense on our 11% subordinated notes, which we repurchased in June and July 2003, a decrease of $12.2 million of interest expense on our former bank credit facility, which was retired in June 2003, and a decrease of $0.5 million in accreted interest expense related to our asset retirement obligation for leased facilities, offset partially by an increase of $22.2 million of interest expense related to our June 2003 offering of $725.0 million aggregate principal amount 8 1/2% senior notes, and a decrease of $0.7 million in capitalized interest for the nine months ended September 30, 2004.

We had a weighted average interest rate of 8.24% for the nine months ended September 30, 2004, on our average obligation for our senior and subordinated debt and our undrawn bank credit facility, compared with the 9.26% weighted average interest rate for the nine months ended September 30, 2003.

Other Expense

Other expense was $0.1 million for the nine months ended September 30, 2004, a decrease of $2.8 million, or 96.6%, compared to $2.9 million for the nine months ended September 30, 2003. The 2004 other expense line item consists of costs associated with the retirement of four of our five interest rate swap derivative instruments. The 2003 other expense line item consist primarily of a $2.0 million loss on our former interest rate swap derivative instruments, which were extinguished in June 2003, and a $0.9 million loss incurred from our investment in Lafayette Communications Company, L.L.C. During June 2003, Lafayette acquired Triton’s ownership interest in Lafayette for nominal consideration. As a result, we no longer hold an interest in or relationship with Lafayette.

Debt Extinguishment Costs

There were no debt extinguishment costs for the nine months ended September 30, 2004. Debt extinguishment costs were $41.1 million for the nine months ended September 30, 2003. These expenses, which consisted primarily of tender offer premium, tender offer fees and the write-off of deferred financing costs, resulted from the repurchase of $512.0 million aggregate principal amount of our 11% subordinated notes and the repayment of all outstanding borrowings under our former bank credit facility.

Interest and Other Income

Interest and other income was $0.9 million for the nine months ended September 30, 2004, a decrease of $0.9 million, or 50.0%, compared to $1.8 million for the nine months ended September 30, 2003. This decrease was due primarily to the combination of lower average interest rates on lower average cash balances.

Income Tax Expense

Income tax expense was $10.3 million for the nine months ended September 30, 2004, an increase of $0.5 million, or 5.1% compared to $9.8 million for the nine months ended September 30, 2003. The increase was due primarily to the amortization of a larger tax basis associated with our FCC licenses. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $86.7 million and $122.8 million for the nine months ended September 30, 2004 and 2003, respectively. The net loss decrease of $36.1 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of September 30, 2004, we had $107.1 million in cash and cash equivalents, compared to $106.0 million in cash and cash equivalents at December 31, 2003. Net working capital was $66.6 million as of September 30, 2004 and $52.5 million as of December 31, 2003. Cash provided by operating activities was $72.6 million for the nine months ended September 30, 2004, a decrease of $55.5 million, or 43.3%, compared to $128.1 million for the nine months ended September 30, 2003. The decrease in cash provided by operating activities was primarily due to decreased roaming revenue as well as an increase in cash used for working capital, which resulted predominantly from the timing of vendor payments and the timing of cash collections from our GSM roaming partners. Cash used in investing activities was $57.4 million for the nine months ended September 30, 2004, a decrease of $35.4 million, or 38.1%, compared to $92.8 million for the nine months ended September 30, 2003. The decrease in cash used in investing activities was primarily related to the acquisition of FCC licenses during the second quarter of 2003 for $28.3 million. There were no purchases of FCC licenses during the nine months ended September 30, 2004. Cash used in financing activities was $14.0 million for the nine months ended September 30, 2004, a decrease of $66.2 million, or 82.5%, compared to $80.2 million for the nine months ended September 30, 2003. The decrease in cash used by financing activities relates primarily to the extinguishment of our 11% subordinated notes, former credit facility and former interest rate swaps, offset partially by the issuance of our 8 1/2% senior notes.

Liquidity

We believe that the cash on hand will be sufficient to meet our projected capital requirements for the next twelve months. Our credit facility provides for up to $100.0 million in revolving loans. The credit facility contains customary financial covenants, which are currently inactive and will only become effective upon the initial drawing under the credit facility. As of September 30, 2004, we were in compliance with all credit facility covenants. Given the existing cash balance, expected future cash flows, and projected capital requirements, we do not anticipate the need to draw on this facility in the foreseeable future.

We may from time to time seek to retire our outstanding debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Average revenue per user (ARPU)	2003	2004	2003	2004
	(Dollars in thousands, except ARPU)
Service revenue	$149,825	$150,272	$429,171	$453,394
Subscriber retention credits	1,838	675	6,001	2,886

Adjusted service revenue	$151,663	$150,947	$435,172	$456,280
Average subscribers	882,469	909,468	866,515	912,080
ARPU	$57.29	$55.32	$55.80	$55.58

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

ARPU, plus roaming revenue net of subscriber retention credits	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Dollars in thousands, except ARPU)
Service revenue	$149,825	$150,272	$429,171	$453,394
Roaming revenue	49,728	43,971	141,822	116,127

Service and roaming revenue	$199,553	$194,243	$570,993	$569,521
Average subscribers	882,469	909,468	866,515	912,080
ARPU	$75.38	$71.19	$73.22	$69.38

We believe ARPU, plus roaming revenue net of subscriber retention credits, which calculates the average service and roaming revenue per subscriber, provides a gauge to compare our service and roaming revenue to that of other wireless communications providers that may have significantly more or less subscribers and, therefore, more or less revenue on an aggregate basis. In addition, this metric minus cash costs per user, or CCPU, is an indicator of net cash flows generated on a per subscriber basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
CCPU and CPGA	2003	2004	2003	2004
	(Dollars in thousands except CCPU and CPGA)
Cost of service	$63,712	$63,090	$183,145	$186,032
General and administrative expense	34,395	35,144	100,665	107,543
Total cost of equipment – transactions with existing subscribers	7,837	10,339	19,012	32,667

CCPU operating expenses	105,944	108,573	302,822	326,242
Selling expense (1)	23,623	19,624	73,239	70,278
Total cost of equipment – transactions with new subscribers (1)	17,946	19,524	53,669	61,539

CPGA operating expenses	41,569	39,148	126,908	131,817

	Three Months Ended September 30,		Nine Months Ended September 30,
CCPU and CPGA (continued)	2003	2004	2003	2004
	(Dollars in thousands except CCPU and CPGA)
Termination benefits and other related charges	321	—	2,671	—
Non-cash compensation	6,129	4,924	23,635	16,418
Depreciation and asset disposal	40,816	43,454	111,114	124,478
Amortization	1,161	3,489	3,231	7,091

Total operating expenses	$195,940	$199,588	$570,381	$606,046
CCPU operating expenses (from above)	$105,944	$108,573	$302,822	$326,242
Equipment revenue – transactions with existing subscribers	(3,505)	(5,393)	(8,483)	(14,989)

CCPU costs, net	$102,439	$103,180	$294,339	$311,253
Average subscribers	882,469	909,468	866,515	912,080
CCPU	$38.69	$37.82	$37.74	$37.92
CPGA operating expenses (from above)	$41,569	$39,148	$126,908	$131,817
Equipment revenue – transactions with new subscribers	(10,610)	(12,607)	(29,123)	(38,182)

CPGA costs, net	$30,959	$26,541	$97,785	$93,635
Gross subscriber additions	68,639	63,948	227,089	223,758
CPGA	$451	$415	$431	$418

We believe CCPU, which calculates the cash cost to operate our business on a per subscriber basis, is a useful measure to compare our subscriber costs to that of other wireless communications providers. Our management utilizes CCPU as an integral part of internal reporting and believes CCPU is also useful to investors to evaluate our ability to control cash costs associated with providing services to customers and managing our core business operations in a cost-effective manner. In addition to our subscriber costs, CCPU includes the costs of other carriers’ subscribers roaming on our network. CCPU is calculated as the total of GAAP operating expenses reported on our consolidated statements of operations, less equipment revenue related to transactions with existing subscribers, depreciation and asset disposal, amortization, non-cash compensation, termination benefits and related charges and operating costs incurred to acquire new subscribers (as described below and denoted by (1) in the above table), divided by our average subscribers for the period. We exclude non-cash compensation from CCPU, as this is not a cash expenditure. We exclude depreciation and asset disposal and amortization from CCPU in order to eliminate the impact of capital investments on our assessment of our ability to serve customers in a cost-effective manner. We believe the impact of our capital investments is better evaluated through its effect on cash flow. Termination benefits and related charges is also excluded from CCPU, as these expenses are non-recurring and not indicative of on-going operations. CCPU should be considered in addition to, but not as a substitute for, information contained in our statement of operations, which was prepared in accordance with accounting principles generally accepted in the United States.

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

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of September 30, 2004, our debt can be categorized as follows:

Fixed interest rates:
Senior notes	$709,083
Senior subordinated notes	$733,931

Our interest rate risk management program focuses on minimizing exposure to interest rate movements and minimizing liquidity risk. Historically, we have selectively entered into interest rate swaps to manage our interest rate exposure.

During the third quarter of 2004, we terminated four of our five interest rate swap agreements with a total notional amount of $185.0 million for aggregate cash consideration of approximately $52,000. During October of 2004, we terminated our final interest rate swap agreement for cash consideration of approximately $3.0 million.

Information, as of September 30, 2004, for the interest rate swap was as follows:

	Terms	Notional Amount	Fair Value
Swap acting as a hedge	3/04/2004 - 6/01/2013	$115,000,000	($2,713,000)

Our swap counter parties are major commercial banks. Under the interest rate swap contracts, we agree to pay an amount equal to a specified variable-rate of interest times a notional principal amount and receive in turn an amount equal to a specified fixed-rate of interest times the same notional amount. The notional amounts of the contracts are not exchanged. Net interest positions are settled semi-annually.

Our cash and cash equivalents consist of short-term assets having initial maturities of three months or less. While these investments are subject to a degree of interest rate risk, this risk is not considered to be material relative to our overall investment income position.

ITEM 4.	CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Triton (its principal executive officer and principal financial officer respectively), as well as the Executive Vice President of Operations and Controller have concluded, based on their evaluation as of September 30, 2004, that Triton’s disclosure controls and procedures are: effective to ensure that information required to be disclosed by Triton in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Triton in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer, Chief Financial Officer and Executive Vice President of Operations and Controller, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Triton’s internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Triton’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1	Exchange Agreement among Triton PCS Holdings, Inc., the entities defined therein as Triton Contributing Entities, AT&T Wireless Services, Inc., the entities defined therein as AWS Contributing Entities and Cingular Wireless LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K of Triton PCS Holdings, Inc., dated September 21, 2004 and filed September 27, 2004).

3.1	Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4/A, Amendment No.1, Registration Statement of Triton PCS, Inc., File No. 333-57715).

3.2	Bylaws of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4/A Registration Statement, Amendment No.1, of Triton PCS, Inc., File No. 333-57715).

4.1	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.2	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., The Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.3	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.4	First Amended and Restated Stockholders’ Agreement, dated as of October 27, 1999, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 10.47 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

4.5	Amendment No. 1 to First Amended and Restated Stockholders’ Agreement, dated as of April 4, 2002, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).

4.6	Amendment No. 2 to First Amended and Restated Stockholders’ Agreement, dated as of November 6, 2003, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2003).

4.7	Amendment No. 3 to First Amended and Restated Stockholders’ Agreement, dated as of July 7, 2004, among AT&T Wireless PCS, L.L.C., Triton PCS Holdings, Inc., the cash equity investor party thereto, the management stockholders party thereto and the independent directors party thereto (incorporated by reference to Exhibit 4.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

4.8	Investors Stockholders’ Agreement, dated as of February 4, 1998, among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Ninety Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.10 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).

4.9	Amendment No. 1 to Investors Stockholders’ Agreement among CB Capital Investors, L.P., J.P. Morgan Investment Corporation, Sixty Wall Street SBIC Fund, L.P., Private Equity Investors III, L.P., Equity-Linked Investors-II, Toronto Dominion Capital (USA), Inc., DAG-Triton PCS, L.P., First Union Capital Partners, Inc., and the stockholders named therein (incorporated by reference to Exhibit 10.48 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 1999).

10.1	Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 4.3 to the Form 8-K/A of Triton PCS, Inc. filed June 16, 2003).

10.2	First Amendment, dated as of September 29, 2003, to Credit Agreement dated as of June 13, 2003, among Triton PCS, Inc., Triton PCS Holdings, Inc., the lenders party thereto, Lehman Commercial Paper, Inc., as Administrative Agent, Cobank, ACB, as Co-Syndication Agent, Citicorp North America, Inc., as Co-Syndication Agent, Chase Lincoln First Commercial Corporation, as Co-Documentation Agent and Merrill Lynch Capital Corporation, as Co-Documentation Agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2003).

10.3	Separation Agreement, dated September 27, 2004, between Triton PCS Holdings, Inc. and Glen Robinson (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended September 30, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Executive Vice President of Operations and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON PCS, INC.

Date: November 3, 2004	By	/s/ MICHAEL E. KALOGRIS
Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: November 3, 2004	By:	/s/ DAVID D. CLARK
David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial officer)