Form 10-Q
period 2005-06-30
SUNCOM WIRELESS INC
filed 2005-08-15
CIK 1064735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, 100 shares of the registrant’s common stock were outstanding.

SUNCOM WIRELESS, INC.

SECOND QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNCOM WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	December 31, 2004	June 30, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$8,351	$40,038
Short-term investments	305,500	219,050
Accounts receivable, net of allowance for doubtful accounts of $7,585 and $13,528, respectively	79,290	100,950
Accounts receivable – roaming partners	18,348	44,778
Due from related parties	7,349	5,546
Inventory, net	18,216	20,211
Prepaid expenses	11,611	15,738
Other current assets	10,806	19,666

Total current assets	459,471	465,977

Long term assets:
Property and equipment, net	814,127	732,929
Intangible assets, net	984,052	936,306
Other long-term assets	5,180	4,881

Total assets	$2,262,830	$2,140,093

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$85,896	$105,647
Accrued liabilities	67,365	57,426
Current portion of long term debt	3,484	3,178
Other current liabilities	23,984	23,997

Total current liabilities	180,729	190,248

Long-term debt:
Capital lease obligations	269	946
Senior secured term loan	247,500	246,250
Senior notes	712,055	712,590

Total senior long-term debt	959,824	959,786

Subordinated notes	728,494	729,395

Total long-term debt	1,688,318	1,689,181

Deferred income taxes, net	139,321	144,557
Deferred revenue	659	1,160
Deferred gain on sale of property and equipment	19,099	51,898
Other long-term liabilities	2,013	2,165

Total liabilities	2,030,139	2,079,209

Commitments and contingencies	—	—

Stockholder’s equity
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2004 and June 30, 2005	—	—
Additional paid-in capital	560,934	562,520
Accumulated deficit	(313,417)	(491,625)
SunCom Wireless Holdings, Inc. common stock held in trust	(94)	(101)
Deferred compensation	(14,732)	(9,910)

Total stockholder’s equity	232,691	60,884

Total liabilities and stockholder’s equity	$2,262,830	$2,140,093

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Service	$155,454	$166,479	$303,122	$329,328
Roaming	38,520	22,978	72,156	46,809
Equipment	18,515	23,423	35,171	40,696

Total revenue	212,489	212,880	410,449	416,833

Expenses:
Cost of service (excluding the below amortization, excluding depreciation of $39,204 and $55,590 for the three months ended June 30, 2004 and 2005, respectively, and $73,421 and $95,043 for the six months ended June 30, 2004 and 2005, respectively, and excluding non-cash compensation of $800 and $260 for the three months ended June 30, 2004 and 2005, respectively and $1,626 and $410 for the six months ended June 30, 2004 and 2005, respectively)	63,777	64,744	122,942	126,394
Cost of equipment	31,818	49,511	64,343	84,157
Selling, general and administrative (excluding depreciation of $3,719 and $2,830 for the three months ended June 30, 2004 and 2005, respectively, and $7,603 and $5,868 for the six months ended June 30, 2004 and 2005, respectively, and excluding non-cash compensation of $5,092 and $2,103 for the three months ended June 30, 2004 and 2005, respectively, and $9,868 and $5,991 for the six months ended June 30, 2004 and 2005, respectively)	60,051	90,641	123,053	167,057
Non-cash compensation	5,892	2,363	11,494	6,401
Depreciation and asset disposal	42,923	58,420	81,024	100,911
Amortization	1,744	15,616	3,602	32,572

Income (loss) from operations	6,284	(68,415)	3,991	(100,659)

Interest expense	(30,932)	(37,039)	(62,258)	(73,766)
Other expense	—	—	—	(74)
Interest and other income	265	2,112	571	4,049

Loss before taxes	(24,383)	(103,342)	(57,696)	(170,450)
Income tax provision	(3,483)	(4,000)	(6,857)	(7,758)

Net loss	$(27,866)	$(107,342)	$(64,553)	$(178,208)

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(64,553)	$(178,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects from acquisitions and divestitures:
Depreciation, asset disposal and amortization	84,626	133,483
Deferred income taxes	6,026	7,624
Accretion of interest	1,667	2,176
Bad debt expense	3,815	3,686
Non-cash compensation	11,494	6,401
Other non-operating losses	—	74

Change in operating assets and liabilities:
Accounts receivable	(9,735)	(36,145)
Inventory	(9,630)	(1,995)
Prepaid expenses and other current assets	(1,962)	(12,741)
Intangible and other assets	1,723	350
Accounts payable	(3,620)	28,416
Accrued payroll and liabilities	(6,211)	781
Deferred revenue	79	(730)
Accrued interest	(86)	(496)
Other liabilities	200	1,160

Net cash provided by (used in) operating activities	13,833	(46,164)

Cash flows from investing activities:
Purchase of available for sale securities	(160,350)	(628,450)
Proceeds from sale of available for sale securities	202,750	714,900
Proceeds from sale of property and equipment	532	45,619
Capital expenditures	(40,108)	(43,230)
Other	(8)	(1,069)

Net cash provided by investing activities	2,816	87,770

Cash flows from financing activities:
Payments under senior secured term loan	—	(1,250)
Change in bank overdraft	(10,048)	(9,816)
Repayments from (advances to) related party	(111)	1,803
Principal payments under capital lease obligations	(833)	(628)
Other	(67)	(28)

Net cash used in financing activities	(11,059)	(9,919)

Net increase in cash and cash equivalents	5,590	31,687

Cash and cash equivalents, beginning of period	3,366	8,351

Cash and cash equivalents, end of period	$8,956	40,038

Non-cash investing and financing activities
Deferred stock compensation grants, net of forfeitures	$4,310	$1,579
Equipment acquired under capital lease obligation	—	1,000
Change in fair value of derivative instruments acting as a hedge	(12,248)	—
Change in capital expenditures included in accounts payable	3,268	(8,830)
Change in direct transaction costs included in accrued expenses	—	(503)
Asset retirement obligation accruals for property, plant and equipment	12	13
Adjustment to goodwill related to an exchange agreement, net	—	(15,425)

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(1) Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to present fairly, in summarized form, the financial position and the results of operations of SunCom Wireless, Inc. (“SunCom”). The results of operations for the three and six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which include information and disclosures not included herein.

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

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified as marketable securities for the period ended June 30, 2004. This reclassification resulted in a decrease of $42.4 million to cash flows used in investing activities as a result of the net sales of auction rate securities in the period ended June 30, 2004.

(2) New Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this Statement to have a material effect on its financial statements or its results of operations.

On December 15, 2004, the FASB issued the revised SFAS No. 123, “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an entity obtains employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123. The requirements of SFAS 123R were to become effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The SEC’s new rule allows the Company to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The Company currently uses the grant-date fair value based method to account for Holdings’ restricted stock awards, and as such, does not expect this statement to have a material effect on its financial statements or its results of operations.

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

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

(3) Stock Compensation

During May 2005, Holdings granted 1,020,559 shares of restricted Class A common stock to certain management employees under Holdings’ Stock and Incentive Plan (the “Stock Incentive Plan”). These shares are subject to four-year vesting provisions. Deferred compensation of approximately $2.1 million was recorded based on the market value of the restricted shares at the date of grant.

During May 2005, Holdings granted 105,000 shares of restricted Class A common stock pursuant to Holdings’ Directors’ Stock and Incentive Plan to the non-employee directors serving on Holdings’ Board of Directors. All of these shares vest on August 15, 2007. Deferred compensation of approximately $0.2 million was recorded based on the market value of the restricted shares at the date of grant.

During the six months ended June 30, 2005, certain employees who resigned their employment with the Company forfeited approximately $0.7 million of restricted stock and in so doing returned 39,433 shares of Holdings’ restricted Class A common stock originally issued under Holdings’ Stock Incentive Plan.

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(4) Property and Equipment

The following table summarizes the Company’s property and equipment as of December 31, 2004 and June 30, 2005, respectively.

	December 31, 2004	June 30, 2005
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	1,121,938	1,140,054
Furniture, fixtures and computer equipment	88,832	91,801
Capital lease assets	5,664	6,321
Construction in progress	9,091	14,906

	$1,225,838	$1,253,395
Less accumulated depreciation	(411,711)	(520,466)

Property and equipment, net	$814,127	$732,929

In April 2004, the Company reviewed the estimated service lives of its time division multiple access (“TDMA”) wireless communications equipment. This review was undertaken as the result of the Company’s successful launch of its overlapping global system for mobile communications and general packet radio service (“GSM/GPRS”) network in all of its covered markets. Service lives were shortened to fully depreciate all TDMA equipment by the end of 2008. TDMA equipment acquired after April 1, 2004 has a useful life no longer than 57 months. The impact of this change for the quarter and six months ended June 30, 2005 was an increase in depreciation expense and net loss of approximately $3.0 million and $6.0 million, respectively.

During the second quarter of 2005, the Company further accelerated depreciation on wireless communications equipment related to its TDMA network by shortening its service lives to fully depreciate all TDMA equipment by the end of 2006. This additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its GSM/GPRS network than originally planned. The impact of this change for the three and six months ended June 30, 2005 was an increase in depreciation expense and net loss of approximately $23.9 million.

(5) Detail of Certain Liabilities

The following table summarizes certain current liabilities as of December 31, 2004 and June 30, 2005, respectively.

	December 31, 2004	June 30, 2005
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$13,509	$3,693
Accrued payroll and related expenses	15,232	17,532
Accrued expenses	15,050	13,123
Accrued interest	23,574	23,078

Total accrued liabilities	$67,365	$57,426

Other current liabilities:
Deferred revenue	$13,012	$11,781
Deferred gain on sale of property and equipment	920	2,306
Security deposits	7,498	9,910
Other	2,554	—

Total other current liabilities	$23,984	$23,997

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(6) Long-Term Debt

The following table summarizes the Company’s borrowings as of December 31, 2004 and June 30, 2005, respectively.

	December 31, 2004	June 30, 2005
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$984	$678
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	3,484	3,178

Long-term debt:
Capital lease obligations	$269	$946
Senior secured term loan	247,500	246,250
8 1/2% senior notes	712,055	712,590
9 3/8% senior subordinated notes	338,460	338,988
8 3/4% senior subordinated notes	390,034	390,407

Total long-term debt	1,688,318	1,689,181
Total debt	$1,691,802	$1,692,359

(7) Relationship with Lafayette Communications Company L.L.C.

SunCom Wireless Affiliate Company LLC, a direct, wholly-owned subsidiary of Holdings, owns a 39% interest in Lafayette Communications Company L.L.C. (“Lafayette”). Lafayette, an entrepreneur under Federal Communications Commission (“FCC”) guidelines, is eligible to purchase and hold certain personal communication services (“PCS”) licenses. During the first quarter of 2005, Lafayette was the successful bidder on a PCS license in the Hickory-Lenoir-Morganton, North Carolina basic trading area for approximately $0.4 million. The FCC issued this license to Lafayette on June 30, 2005.

(8) Acquisition of Urban Comm – North Carolina, Inc.

On October 28, 2004, the Company finalized the terms of a proposed stock purchase agreement to acquire Urban Comm – North Carolina, Inc. (“Urban”) and submitted the proposed agreement to the U.S. Bankruptcy Court for approval. On December 1, 2004, the Bankruptcy Court entered an Interim Relief Order which, among other things, permitted the Company and Urban to enter into the stock purchase agreement. Because Urban is currently under Chapter 11 bankruptcy protection, final approval of the agreement and the transactions contemplated by the agreement will have to be confirmed as part of a plan of reorganization, which is subject to acceptance by Urban’s creditors and the approval of the Bankruptcy Court, before a closing of the stock purchase agreement can take place. On March 14, 2005, the FCC (Urban’s largest creditor) and the U.S. Department of Justice agreed to settle all claims related to the outstanding debt obligations owed to the FCC by Urban in exchange for a repayment of debt owed to the FCC by Urban. On April 4, 2005, the Bankruptcy Court approved the FCC settlement agreement, and the FCC placed the proposed transaction on public notice. As of June 30, 2005, no oppositions to the proposed transaction have been filed. After the FCC grants its consent to the transaction, Urban will be in a position to seek confirmation of its plan of reorganization.

Under the stock purchase agreement, the Company would acquire the outstanding stock of Urban, whose sole assets consist of FCC wireless licenses in 20 basic trading areas for $113.0 million in cash, of which $5.0 million was paid in 2004 as a deposit. Of the 20 licenses, eight are in North Carolina, five are in South Carolina and seven are in Virginia. The licenses consist of eighteen 10-megahertz licenses and two 20-megahertz licenses. Collectively, the acquired licenses cover an area with a population of approximately 7.4 million people.

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

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

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

(10) Tower Sale

On March 18, 2005, the Company agreed to sell 169 wireless communications towers located in North Carolina, South Carolina and Puerto Rico to Global Signal Acquisitions LLC, a wholly-owned subsidiary of Global Signal Inc. (“Global Signal”). On June 30, 2005, the Company completed the sale of 157 of these towers to Global Signal, including related assets and certain liabilities, for $49.5 million, reflecting a price of approximately $0.3 million per site. The Company expects to complete the sale of the remaining 12 towers in the third quarter of 2005.

On June 30, 2005, the Company entered into a master lease agreement with Global Signal, in which the Company has agreed to pay Global Signal monthly rent for the continued use of space that the Company occupied on the towers prior to their sale. The lease has an initial term of 10 years, plus three 5-year renewal options. The monthly rental amount is subject to certain escalation clauses over the life of the initial lease and related options.

The Company accounted for this sale-leaseback transaction in accordance SFAS No. 98 “Accounting for Leases” and SFAS No. 28 “Accounting for Sales with Leasebacks”. The carrying value of the towers sold was $7.1 million. After deducting $0.4 million of selling costs, the gain on the sale of the towers was approximately $42.0 million, of which $7.4 million was recognized immediately in the statement of operations as a reduction to the depreciation and asset disposal line item, and $34.6 million was deferred and will be recognized over the term of the operating lease.

(11) Related party transactions

The Company makes payments on behalf of SunCom Investment Company and Holdings for certain business activities, including, but not limited to, administrative expenses, tax payments and direct costs of business transactions. As of June 30, 2005, the Company had recorded aggregate receivables from SunCom Investment Company and Holdings of approximately $5.5 million. These payments are due on demand.

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

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

Financial information by reportable business segment is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2005	2004	2005
Revenues
Continental United States	$212,489	$157,521	$410,449	$311,664
Puerto Rico and U.S. Virgin Islands	—	55,359	—	105,169
Corporate and other	—	—	—	—

Consolidated	212,489	212,880	410,449	416,833

Depreciation and amortization
Continental United States	41,230	53,696	77,644	95,913
Puerto Rico and U.S. Virgin Islands	—	17,318	—	31,618
Corporate and other	3,437	3,022	6,982	5,952

Consolidated	44,667	74,036	84,626	133,483

Income (loss) from operations
Continental United States	21,841	(38,526)	35,061	(59,558)
Puerto Rico and U.S. Virgin Islands	—	(16,811)	—	(14,719)
Corporate and other	(15,557)	(13,078)	(31,070)	(26,382)

Consolidated	6,284	(68,415)	3,991	(100,659)

A reconciliation from segment income (loss) from operations to consolidated loss before taxes is set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2005	2004	2005
Total segment income (loss) from operations	$6,284	($68,415)	$3,991	($100,659)
Unallocated amounts:
Interest expense	(30,932)	(37,039)	(62,258)	(73,766)
Other expense	—	—	—	(74)
Interest and other income	265	2,112	571	4,049

Consolidated loss before taxes	(24,383)	(103,342)	(57,696)	(170,450)

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

	As of June 30,
(in thousands, except subscribers)	2004	2005
Total assets
Continental United States	$1,356,064	$1,440,620
Puerto Rico and U.S. Virgin Islands	—	395,176
Corporate and other	101,017	304,297

Consolidated	1,457,081	2,140,093

Subscribers
Continental United States	919,073	716,028
Puerto Rico and U.S. Virgin Islands	—	249,078
Corporate and other	—	—

Consolidated	919,073	965,106

	Six months ended June 30,
	2004	2005
Capital expenditures
Continental United States	$36,423	$37,048
Puerto Rico and U.S. Virgin Islands	—	2,311
Corporate and other	3,685	3,871

Consolidated	40,108	43,230

(13) Guarantor Financial Information

The following tables set forth condensed consolidating financial information of SunCom (the “Parent Company”), for all of SunCom’s subsidiaries other than Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (collectively, the “Subsidiary Guarantors”) and Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”). Set forth below are the balance sheet as of June 30, 2005 and December 31, 2004, the statement of operations for the three and six months ended June 30, 2005 and 2004 and the statement of cash flows for the six months ended June 30, 2005 and 2004 for the Parent Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors.

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

Consolidating Balance Sheet as of December 31, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$8,143	$208	$—	$—	$8,351
Short-term investments	305,500	—	—	—	305,500
Accounts receivable, net of allowance for doubtful accounts	13	79,277	—	—	79,290
Accounts receivable – roaming partners	—	18,348	—	—	18,348
Due from related parties	1,976	5,373	—	—	7,349
Inventory, net	—	18,216	—	—	18,216
Prepaid expenses	71	6,470	5,070	—	11,611
Intercompany receivable	7,119	241,299	—	(248,418)	—
Other current assets	316	5,490	5,000	—	10,806

Total current assets	323,138	374,681	10,070	(248,418)	459,471

Long term assets:
Property and equipment, net	—	813,814	313	—	814,127
Investments in subsidiaries	1,616,466	393,397	—	(2,009,863)	—
Intangible assets, net	7,210	194,988	781,854	—	984,052
Other long-term assets	—	4,405	775	—	5,180

Total assets	$1,946,814	$1,781,285	$793,012	$(2,258,281)	$2,262,830

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$74,020	$11,876	$—	$85,896
Accrued liabilities	23,574	43,791	—	—	67,365
Current portion of long-term debt	2,500	984	—	—	3,484
Other current liabilities	—	23,984	248,418	(248,418)	23,984

Total current liabilities	26,074	142,779	260,294	(248,418)	180,729

Long-term debt:
Capital lease obligations	—	269	—	—	269
Senior secured term loan	247,500	—	—	—	247,500
Senior notes	712,055	—	—	—	712,055

Total senior long-term debt	959,555	269	—	—	959,824

Subordinated notes	728,494	—	—	—	728,494

Total long-term debt	1,688,049	269	—	—	1,688,318

Deferred income taxes, net	—	—	139,321	—	139,321
Deferred revenue	—	659	—	—	659
Deferred gain on sale of property and equipment	—	19,099	—	—	19,099
Other long-term liabilities	—	2,013	—	—	2,013

Total liabilities	1,714,123	164,819	399,615	(248,418)	2,030,139

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2004	—	—	—	—	—
Additional paid-in-capital	560,934	1,463,477	495,456	(1,958,933)	560,934
Accumulated deficit	(313,417)	152,989	(102,059)	(50,930)	(313,417)
SunCom Wireless Holdings, Inc. common stock held in trust	(94)	—	—	—	(94)
Deferred compensation	(14,732)	—	—	—	(14,732)

Total stockholder’s equity (deficit)	232,691	1,616,466	393,397	(2,009,863)	232,691

Total liabilities and stockholder’s equity (deficit)	$1,946,814	$1,781,285	$793,012	$(2,258,281)	$2,262,830

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

Consolidating Statement of Operations for the Three Months Ended June 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$155,454	$—	$—	$155,454
Roaming	—	38,520	—	—	38,520
Equipment	—	18,515	—	—	18,515

Total revenue	—	212,489	—	—	212,489

Expenses:
Cost of service	—	53,774	10,003	—	63,777
Cost of equipment	—	31,818	—	—	31,818
Selling, general and administrative	8	56,997	3,046	—	60,051
Non-cash compensation	—	5,892	—	—	5,892
Depreciation and asset disposal	—	42,923	—	—	42,923
Amortization	—	1,744	—	—	1,744

Income (loss) from operations	(8)	19,341	(13,049)	—	6,284

Interest expense	(30,849)	(83)	—	—	(30,932)
Interest and other income	265	—	—	—	265

Income (loss) before taxes	(30,592)	19,258	(13,049)	—	(24,383)
Income tax provision	—	(430)	(3,053)	—	(3,483)

Net income (loss) before equity in earnings of subsidiaries	(30,592)	18,828	(16,102)	—	(27,866)
Equity in earnings of subsidiaries	2,726	(16,102)	—	13,376	—

Net income (loss)	$(27,866)	$2,726	$(16,102)	$13,376	$(27,866)

Consolidating Statement of Operations for the Six Months Ended June 30, 2004 (amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$303,122	$—	$—	$303,122
Roaming	—	72,156	—	—	72,156
Equipment	—	35,171	—	—	35,171

Total revenue	—	410,449	—	—	410,449

Expenses:
Cost of service	—	103,299	19,643	—	122,942
Cost of equipment	—	64,343	—	—	64,343
Selling, general and administrative	13	116,853	6,187	—	123,053
Non-cash compensation	—	11,494	—	—	11,494
Depreciation and asset disposal	—	81,024	—	—	81,024
Amortization	—	3,602	—	—	3,602

Income (loss) from operations	(13)	29,834	(25,830)	—	3,991

Interest expense	(62,087)	(171)	—	—	(62,258)
Interest and other income	571	—	—	—	571

Income (loss) before taxes	(61,529)	29,663	(25,830)	—	(57,696)
Income tax provision	—	(831)	(6,026)	—	(6,857)

Net income (loss) before equity in earnings of subsidiaries	(61,529)	28,832	(31,856)	—	(64,553)
Equity in earnings of subsidiaries	(3,024)	(31,856)	—	34,880	—

Net income (loss)	$(64,553)	$(3,024)	$(31,856)	$34,880	$(64,553)

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(60,178)	$98,748	$(24,737)	$—	$13,833

Cash flows from investing activities:
Purchase of available for sale securities	(160,350)	—	—	—	(160,350)
Proceeds from sale of available for sale securities	202,750	—	—	—	202,750
Capital expenditures	—	(40,108)	—	—	(40,108)
Proceeds from the sale of property and equipment	—	532	—	—	532
Other	—	(8)	—	—	(8)
Investment in subsidiaries	(25,230)	—	—	25,230	—
Dividends received	25,230	—	—	(25,230)	—
Net intercompany loans	—	(46,088)	—	46,088	—

Net cash provided by (used in) investing activities	42,400	(85,672)	—	46,088	2,816

Cash flows from financing activities:
Change in bank overdraft	—	(10,048)	—	—	(10,048)
Capital contribution from parent	—	25,230	—	(25,230)	—
Advances to related parties	—	(111)	—	—	(111)
Other	(67)	—	—	—	(67)
Dividends paid	—	(25,230)	—	25,230	—
Principal payment under capital lease obligations	—	(833)	—	—	(833)
Net intercompany loans	21,351	—	24,737	(46,088)	—

Net cash provided by (used in) financing activities	21,284	(10,992)	24,737	(46,088)	(11,059)

Net increase in cash and cash equivalents	3,506	2,084	—	—	5,590
Cash and cash equivalents, beginning of period	2,914	452	—	—	3,366

Cash and cash equivalents, end of period	$6,420	$2,536	$—	$—	$8,956

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

Consolidating Balance Sheet as of June 30, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$50,519	$—	$—	($10,481)	$40,038
Short-term investments	219,050	—	—	—	219,050
Accounts receivable, net of allowance for doubtful accounts	—	100,950	—	—	100,950
Accounts receivable - roaming partners	—	44,778	—	—	44,778
Due from related parties	—	5,546	—	—	5,546
Inventory, net	—	20,211	—	—	20,211
Prepaid expenses	29	8,967	6,742	—	15,738
Intercompany receivable	—	288,557	—	(288,557)	—
Other current assets	257	14,409	5,000	—	19,666

Total current assets	269,855	483,418	11,742	(299,038)	465,977
Long term assets:
Property and equipment, net	—	732,616	313	—	732,929
Investments in subsidiaries	1,507,903	354,135	—	(1,862,038)	—
Intangible assets, net	6,580	150,260	779,466	—	936,306
Other long-term assets	—	4,122	759	—	4,881

Total assets	$1,784,338	$1,724,551	$792,280	($2,161,076)	$2,140,093

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$91,425	$14,222	—	$105,647
Accrued liabilities	23,528	44,379	—	($10,481)	57,426
Current portion of long-term debt	2,500	678	—	—	3,178
Other current liabilities	9,191	23,997	279,366	(288,557)	23,997

Total current liabilities	35,219	160,479	293,588	(299,038)	190,248
Long-term debt:
Capital lease obligations	—	946	—	—	946
Senior secured term loan	246,250	—	—	—	246,250
Senior notes	712,590	—	—	—	712,590

Total senior long-term debt	958,840	946	—	—	959,786
Subordinated notes	729,395	—	—	—	729,395

Total long-term debt	1,688,235	946	—	—	1,689,181
Deferred income taxes, net	—	—	144,557	—	144,557
Deferred revenue	—	1,160	—	—	1,160
Deferred gain on sale of property and equipment	—	51,898	—	—	51,898
Other long-term liabilities	—	2,165	—	—	2,165

Total liabilities	1,723,454	216,648	438,145	(299,038)	2,079,209
Commitments and contingencies	—	—	—	—	—
Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of June 30, 2005	—	—	—	—	—
Additional paid-in-capital	562,520	1,477,731	495,456	(1,973,187)	562,520
Accumulated deficit	(491,625)	30,172	(141,321)	111,149	(491,625)
SunCom Wireless Holdings, Inc. common stock held in trust	(101)	—	—	—	(101)
Deferred compensation	(9,910)	—	—	—	(9,910)

Total stockholder’s equity (deficit)	60,884	1,507,903	354,135	(1,862,038)	60,884

Total liabilities and stockholder’s equity (deficit)	$1,784,338	$1,724,551	$792,280	($2,161,076)	$2,140,093

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

Consolidating Statement of Operations for the Three Months Ended June 30, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$166,479	$—	$—	$166,479
Roaming	—	22,978	—	—	22,978
Equipment	—	23,423	—	—	23,423

Total revenue	—	212,880	—	—	212,880

Expenses:
Cost of service	—	51,766	12,978	—	64,744
Cost of equipment	—	49,511	—	—	49,511
Selling, general and administrative	23	87,424	3,194	—	90,641
Non-cash compensation	—	2,363	—	—	2,363
Depreciation and asset disposal	—	58,420	—	—	58,420
Amortization	—	15,616	—	—	15,616

Loss from operations	(23)	(52,220)	(16,172)	—	(68,415)

Interest expense	(37,008)	(31)	—	—	(37,039)
Interest and other income	2,112	—	—	—	2,112

Loss before taxes	(34,919)	(52,251)	(16,172)	—	(103,342)
Income tax provision	—	(134)	(3,866)	—	(4,000)

Loss before equity in earnings of subsidiaries	(34,919)	(52,385)	(20,038)	—	(107,342)
Equity in earnings of subsidiaries	(72,423)	(20,038)	—	92,461	—

Net income (loss)	$(107,342)	$(72,423)	$(20,038)	$92,461	$(107,342)

Consolidating Statement of Operations for the Six Months Ended June 30, 2005 (amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$329,328	$—	$—	$329,328
Roaming	—	46,809	—	—	46,809
Equipment	—	40,696	—	—	40,696

Total revenue	—	416,833	—	—	416,833

Expenses:
Cost of service	—	101,110	25,284	—	126,394
Cost of equipment	—	84,157	—	—	84,157
Selling, general and administrative	47	160,656	6,354	—	167,057
Non-cash compensation	—	6,401	—	—	6,401
Depreciation and asset disposal	—	100,911	—	—	100,911
Amortization	—	32,572	—	—	32,572

Loss from operations	(47)	(68,974)	(31,638)	—	(100,659)

Interest expense	(73,647)	(119)	—	—	(73,766)
Other expense	—	(74)	—	—	(74)
Interest and other income	4,049	—	—	—	4,049

Loss before taxes	(69,645)	(69,167)	(31,638)	—	(170,450)
Income tax provision	—	(134)	(7,624)	—	(7,758)

Loss before equity in earnings of subsidiaries	(69,645)	(69,301)	(39,262)	—	(178,208)
Equity in earnings of subsidiaries	(108,563)	(39,262)	—	147,825	—

Net income (loss)	$(178,208)	$(108,563)	$(39,262)	$147,825	$(178,208)

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	($67,485)	$62,750	($30,948)	($10,481)	($46,164)

Cash flows from investing activities:
Purchase of available for sale of securities	(628,450)	—	—	—	(628,450)
Proceeds from sale of available for sale securities	714,900	—	—	—	714,900
Proceeds from sale of property and equipment	—	45,619	—	—	45,619
Capital expenditures	—	(43,230)	—	—	(43,230)
Other	—	(1,069)	—	—	(1,069)
Investment in subsidiaries	(14,254)	—	—	14,254	—
Dividends received	14,254	—	—	(14,254)	—
Net intercompany loans	—	(53,834)	—	53,834	—

Net cash provided by (used in) investing activities	86,450	(52,514)	—	53,834	87,770

Cash flows from financing activities:
Payments under senior secured term loan	(1,250)	—	—	—	(1,250)
Change in bank overdraft	—	(9,816)	—	—	(9,816)
Other	(28)	—	—	—	(28)
Principal payment under capital lease obligations	—	(628)	—	—	(628)
Repayments from (advances to) related parties	1,803	—	—	—	1,803
Dividends paid	—	(14,254)	—	14,254	—
Capital contribution from parent	—	14,254	—	(14,254)	—
Net intercompany loans	22,886	—	30,948	(53,834)	—

Net cash provided by (used in) financing activities	23,411	(10,444)	30,948	(53,834)	(9,919)

Net increase (decrease) in cash and cash equivalents	42,376	(208)	—	(10,481)	31,687
Cash and cash equivalents, beginning of period	8,143	208	—	—	8,351

Cash and cash equivalents, end of period	$50,519	$—	$—	($10,481)	$40,038

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In this section, the terms “SunCom,” “we,” “our” and similar terms refer collectively to SunCom Wireless, Inc., and its consolidated subsidiaries and “Holdings” refers to our parent corporation, SunCom Wireless Holdings, Inc., formerly known as Triton PCS Holdings, Inc. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of SunCom, statements concerning possible or assumed future results of operations of SunCom and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of SunCom or any such expressions made by a third party with respect to SunCom) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of our prospectus dated May 6, 2005, as filed with the Securities and Exchange Commission as part of a post-effective amendment to our registration statements covering our outstanding notes. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

We are a leading provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of June 30, 2005, our wireless communications network covered a population of approximately 14.3 million people in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In addition, we operate a wireless communications network covering a population of approximately 4.0 million people in Puerto Rico and the U.S. Virgin Islands.

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

A decline in roaming revenue, largely as a result of the termination of our exclusivity arrangements with AT&T Wireless, has had, and will continue to have, a negative impact on our operating margins. By growing our subscriber base and the corresponding revenue from these subscribers, we plan to offset the decline in roaming revenue with an increase in service revenue. However, service revenue has significantly lower operating margin than the roaming revenue it will be replacing. In addition, incremental expenses related to the SunCom brand launch in our recently acquired North Carolina, Puerto Rico and the U.S. Virgin Islands markets and re-launch of the brand in our previously existing markets, has had, and in the near term will continue to have, a negative impact on our operating margins. Therefore, until we further leverage our fixed costs over a larger subscriber base, our operating results will likely be lower than comparable historic periods.

Additionally, 2005 operating results have been negatively impacted by the cost to migrate our recently acquired subscribers in North Carolina and Puerto Rico to our systems. Before migrating the acquired GSM/GPRS subscribers in these markets to our systems, we must ensure that each subscriber’s handset is compatible with our network and billing platform. Ensuring compatibility requires that each subscriber’s handset is individually converted or replaced with a new handset. Costs associated with this process are reflected in our results of operations for the six months ended June 30, 2005, and will continue to negatively impact our operating results through the third quarter of 2005, by which time the subscriber migration is expected to be completed. See “Results of Operations” for further discussion regarding our outlook on service and roaming revenue, cost of service, cost of equipment and selling, general and administrative expenses.

Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.

We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2002 Paul Kagan Associates Report, our service area includes 12 of the top 100 markets in the country, with population densities that are higher than the national average. We currently provide wireless voice and data services over two overlapping networks. One network utilizes time division multiple access, or TDMA, technology, and the second network utilizes GSM/GPRS technology, which is capable of providing enhanced voice and data services.

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Subscribers

Net subscriber additions were 3,979 and negative 833 for the three months ended June 30, 2005 and 2004, respectively. This increase was driven primarily by an increase in gross subscriber additions, offset partially by higher subscriber churn. The quarter-over-quarter gross subscriber addition increase was the result of a significant marketing and branding initiative associated with our launch of the SunCom brand in the recently acquired North Carolina and Puerto Rico markets and the re-launch of the SunCom brand in our previously owned markets. Total subscribers were 965,106 as of June 30, 2005, an increase of 46,033, or 5.0% over our subscriber total as of June 30, 2004. The increase in total subscribers was attributable to the net subscriber increase of 71,430 resulting from the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004 and net subscriber additions in the first two quarters of 2005, partially offset by negative net subscriber additions in the third and fourth quarters of 2004.

Churn

Subscriber churn was 3.2% and 2.6% for the three months ended June 30, 2005 and 2004, respectively. This increase resulted primarily from increased voluntary subscriber deactivations due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets. In addition, involuntary churn increased due to deactivations resulting from certain service offerings to credit challenged subscribers, which are prone to higher churn. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that churn may increase slightly in the third quarter of 2005 as a result of the impact of the exchange transaction with AT&T Wireless and Cingular Wireless on acquired subscribers as well as higher churn on credit-challenged customers. Subsequent to the third quarter of 2005, we believe that churn may decrease as a result of the reduced impact of the exchange transaction with AT&T Wireless and Cingular Wireless.

Average Revenue Per User

Average revenue per user, or ARPU, was $56.73 and $56.68 for the three months ended June 30, 2005 and 2004, respectively. ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below. The ARPU increase of $0.05, or 0.1%, was primarily the result of an increase in revenue from new features offered for an additional fee and billed airtime, offset by a decrease in average access revenue per subscriber and a decrease in the recognition of deferred activation fees. As the result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.

Revenues

Total revenue increased 0.2% to $212.9 million for the three months ended June 30, 2005 from $212.5 million for the three months ended June 30, 2004. Service revenue for the three months ended June 30, 2005 was $166.5 million, an increase of $11.0 million, or 7.1%, compared to $155.5 million for the three months ended June 30, 2004. The increase in service revenue was due primarily to the growth of our subscriber base as well as slightly higher ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $23.0 million for the three months ended June 30, 2005, a decrease of $15.5 million, or 40.3%, compared to $38.5 million for the three months ended June 30, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates and minutes of use associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. Although we expect the growth of the wireless industry to continue, we believe that our roaming revenues will decrease in the future due to the industry trend of declining roaming rates and the impact of AT&T Wireless’ merger with Cingular Wireless on our roaming traffic. Equipment revenue was $23.4 million for the three months ended June 30, 2005, an increase of $4.9 million, or 26.5%, compared to $18.5 million for the three months ended June 30, 2004. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in gross subscriber additions, an increase in handset sales to existing subscribers and an increase in handset prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of Service

Cost of service (excluding amortization, depreciation, asset disposal and non-cash compensation) was $64.7 million for the three months ended June 30, 2005, an increase of $0.9 million, or 1.4%, compared to $63.8 million for the three months ended June 30, 2004. This increase was primarily related to the increased costs of operating two fully deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $3.5 million and cell site and network repair and maintenance costs of $4.9 million. These increases were partially offset by a decline in incollect costs of $7.5 million resulting primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004, which resulted in lower per minute rates that are in line with current market rates. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 38.9% and 41.0% for the three months ended June 30, 2005 and 2004, respectively. The decrease of 2.1% was attributable to increased service revenue and a lower incollect rate per minute of use, partially offset by higher network costs in certain areas, such as interconnect and cell site expenses. Cost of service as a percentage of service revenue may continue to decline in the future as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.

Cost of Equipment

Cost of equipment was $49.5 million for the three months ended June 30, 2005, an increase of $17.7 million, or 55.7%, compared to $31.8 million for the three months ended June 30, 2004. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers and the cost associated with providing certain acquired subscribers with a new handset prior to their migration to our systems. The increase in cost of equipment was primarily the result of costs associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset compatible with our systems. This migration resulted in approximately $10.3 million of equipment costs in the second quarter of 2005. In addition, sales to new subscribers increased as the result of higher gross subscriber additions, and sales to existing subscribers increased due to their transition from TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities. We expect to incur approximately $6.0 million of equipment costs in the third quarter of 2005 related to additional subscribers in the acquired North Carolina and Puerto Rico markets that will require a new handset prior to their migration to SunCom’s systems.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation, asset disposal and non-cash compensation) were $90.6 million for the three months ended June 30, 2005, an increase of $30.5 million, or 50.7% compared to $60.1 million for the three months ended June 30, 2004. Selling expenses increased by $10.4 million, or 44.8%, primarily due to an increase in advertising and promotional costs of $6.8 million resulting from the launch of our SunCom brand and higher commission expense of $2.6 million as the result of increased gross subscriber additions. General and administrative expenses increased $20.1 million, or 54.8%, primarily due to increases in customer care costs of approximately $15.4 million, of which approximately $9.7 million was as a result of migrating recently acquired subscribers in North Carolina, Puerto Rico and the U.S. Virgin Islands to our systems. The incremental migration costs in customer care include such items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. The remainder of the increase in customer care costs was largely due to outsourcing customer care in Puerto Rico. In addition, there was an incremental property tax expense of approximately $1.1 million related to higher property tax rates in the newly acquired Puerto Rico market when compared to our historic experience. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 34.2% and 23.6% for the three months ended June 30, 2005 and 2004, respectively. This 10.6% increase is primarily attributable to an increase in the expenses discussed above. Until the recently acquired North Carolina, Puerto Rico and U.S. Virgin Islands markets are fully integrated, general and administrative expenses as a percentage of service revenue may remain high in the near term. We expect to incur approximately $4.0 million of migration related costs in the third quarter of 2005. This higher percentage may begin to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

Cost Per Gross Addition

Cost per gross addition, or CPGA, was $427 and $439 for the three months ended June 30, 2005 and 2004, respectively. The CPGA decrease of $12 was primarily the result of lower net equipment costs and greater leverage on fixed acquisition costs, such as salaries and rent, due to higher gross subscriber additions, partially offset by increased advertising and promotional spending in the second quarter of 2005 related to our SunCom brand launch. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded from CPGA, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Non-cash Compensation Expense

Non-cash compensation expense was $2.4 million for the three months ended June 30, 2005, a decrease of $3.5 million, or 59.3%, compared to $5.9 million for the three months ended June 30, 2004. Non-cash compensation represents the amortization of Holdings’ restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a decreased number of Holdings’ restricted Class A common shares vesting during the quarter, compared to the same period in 2004.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $74.0 million for the three months ended June 30, 2005, an increase of $29.3 million, or 65.5%, compared to $44.7 million for the three months ended June 30, 2004. This increase was primarily attributable to a $23.9 million increase in depreciation resulting from the acceleration of the depreciation of our TDMA wireless communications equipment. This acceleration resulted from the increased rate of the migration of our TDMA subscriber base to our overlapping next generation GSM/GPRS network in the second quarter of 2005, as well as a higher rate of churn for these customers during 2005 than was planned. The increase was also driven by a $13.9 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. These increases were partially offset by a $7.4 million gain recognized on the sale of 157 cell towers in June 2005 (see Note 10 to our consolidated financial statements included in Item 1 of this Form 10-Q).

Interest Expense

Interest expense was $37.0 million, net of capitalized interest of $0.2 million, for the three months ended June 30, 2005. Interest expense was $30.9 million, net of capitalized interest of $0.2 million, for the three months ended June 30, 2004. The increase of $6.1 million, or 19.7%, relates primarily to the increase of $4.0 million of interest expense on our $250 million senior secured term loan that was entered into in November 2004. In addition, we did not receive any benefit related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $2.3 million in the three months ended June 30, 2004.

We had a weighted average interest rate of 8.40% for the three months ended June 30, 2005 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.11% weighted average interest rate for the three months ended June 30, 2004.

Interest and Other Income

Interest and other income was $2.1 million for the three months ended June 30, 2005, an increase of $1.8 million, compared to $0.3 million for the three months ended June 30, 2004. This increase was due primarily to higher average cash and short term investment balances for the quarter ended June 30, 2005.

Income Tax Expense

Income tax expense was $4.0 million for the three months ended June 30, 2005, an increase of $0.5 million, or 14.3%, compared to $3.5 million for the three months ended June 30, 2004. This increase stems primarily from the recognition of a greater deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs; therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $107.3 million and $27.9 million for the three months ended June 30, 2005 and 2004, respectively. The net loss increase of $79.4 million resulted primarily from the items discussed above.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Subscribers

Net subscriber additions were 13,361 and 24,414 for the six months ended June 30, 2005 and 2004, respectively. This decrease was driven primarily by higher subscriber churn, partially offset by an increase in gross subscriber additions.

Churn

Subscriber churn was 3.0% and 2.5% for the six months ended June 30, 2005 and 2004, respectively. This increase resulted primarily from increased voluntary subscriber deactivations due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets. In addition, involuntary churn increased due to deactivations resulting from certain service offerings to credit challenged subscribers, which are prone to higher churn. We believe that churn may increase slightly in the third quarter of 2005 as a result of the impact of the exchange transaction with AT&T Wireless and Cingular Wireless on acquired subscribers as well as higher churn on credit-challenged customers. Subsequent to the third quarter of 2005, we believe that churn may decrease as a result of the reduced impact of the exchange transaction with AT&T Wireless and Cingular Wireless.

Average Revenue Per User

ARPU was $56.29 and $55.71 for the six months ended June 30, 2005 and 2004, respectively. ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. The ARPU increase of $0.58, or 1.0%, was primarily the result of an increase in revenue from new features offered for an additional fee and billed airtime, offset partially by a decrease in average access revenue per subscriber and a decrease in the recognition of deferred activation fees. As the result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.

Revenues

Total revenue increased 1.5% to $416.8 million for the six months ended June 30, 2005 from $410.5 million for the six months ended June 30, 2004. Service revenue for the six months ended June 30, 2005 was $329.3 million, an increase of $26.2 million, or 8.6%, compared to $303.1 million for the six months ended June 30, 2004. The increase in service revenue was due primarily to the growth of our subscriber base as well as higher ARPU. We expect subscriber growth to continue, and hence, we expect service revenue to continue to increase. Roaming revenue was $46.8 million for the six months ended June 30, 2005, a decrease of $25.4 million, or 35.2%, compared to $72.2 million for the six months ended June 30, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates and minutes of use associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. Although we expect the growth of the wireless industry to continue, we believe that our roaming revenues will decrease in the future due to the industry trend of declining roaming rates and the impact of AT&T Wireless’ merger with Cingular Wireless on our roaming traffic. Equipment revenue was $40.7 million for the six months ended June 30, 2005, an increase of $5.5 million, or 15.6%, compared to $35.2 million for the six months ended June 30, 2004. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in gross subscriber additions, an increase in handset sales to existing subscribers as well as increased handset prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of Service

Cost of service (excluding amortization, depreciation, asset disposal and non-cash compensation) was $126.4 million for the six months ended June 30, 2005, an increase of $3.5 million, or 2.8%, compared to $122.9 million for the six months ended June 30, 2004. This increase was primarily related to the increased costs of operating two fully deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $7.4 million and cell site and network repair and maintenance costs of $10.1 million. These increases were partially offset by a decline in incollect costs of $12.9 million resulting primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004, which resulted in lower per minute rates that are in line with current market rates. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 38.4% and 40.6% for the six months ended June 30, 2005 and 2004, respectively. The decrease of 2.2% was attributable to increased service revenue and a lower incollect rate per minute of use, partially offset by higher network costs, such as interconnect and cell site expenses. Cost of service as a percentage of service revenue may continue to decline in the future as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.

Cost of Equipment

Cost of equipment was $84.2 million for the six months ended June 30, 2005, an increase of $19.9 million, or 30.9%, compared to $64.3 million for the six months ended June 30, 2004. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers and the cost associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset prior to their migration to our systems. The increase in cost of equipment was primarily the result of costs associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset prior to their migration to our systems. This migration resulted in approximately $10.8 million of equipment costs in the first half of 2005. In addition, sales to new subscribers increased as the result of higher gross subscriber additions, and sales to existing subscribers increased due to their transition from TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities. We expect to incur approximately $6.0 million of equipment costs in the third quarter of 2005 related to additional subscribers in the acquired North Carolina and Puerto Rico markets that will require a new handset prior to their migration to SunCom’s systems.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation, asset disposal and non-cash compensation) were $167.1 million for the six months ended June 30, 2005, an increase of $44.0 million, or 35.7%, compared to $123.1 million for the six months ended June 30, 2004. Selling expenses increased by $17.4 million, or 34.4%, primarily due to an increase in advertising and promotional costs of $13.7 million resulting from the launch of our SunCom brand and higher commission expense of $2.0 million as the result of increased gross subscriber additions. General and administrative expenses increased $26.6 million, or 36.7%, primarily due to increases in customer care costs of approximately $18.5 million, of which approximately $9.9 million was as a result of migrating recently acquired subscribers in North Carolina, Puerto Rico and the U.S. Virgin Islands to our systems. The incremental migration costs in customer care include such items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. The remainder of the increase in customer care costs was largely due to outsourcing customer care in Puerto Rico. In addition, there was an incremental property tax expense of approximately $2.1 million related to higher property tax rates in the newly acquired Puerto Rico market when compared to our historic experience. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 30.1% and 23.9% for the six months ended June 30, 2005 and 2004, respectively. This 6.2% increase is primarily attributable to an increase in the expenses discussed above. Until the recently acquired North Carolina, Puerto Rico and U.S. Virgin Islands markets are fully integrated, general and administrative expenses as a percentage of service revenue may remain high in the near term. We expect to incur approximately $4.0 million of migration related costs in the third quarter of 2005. This higher percentage may begin to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

Cost Per Gross Addition

CPGA was $444 and $420 for the six months ended June 30, 2005 and 2004, respectively. The CPGA increase of $24 was primarily the result of increased advertising and promotional spending in 2005 related to our SunCom brand launch, partially offset by lower net equipment costs and greater leverage on fixed acquisition costs, such as salaries and rent, as a result of higher gross subscriber additions.

Non-cash Compensation Expense

Non-cash compensation expense was $6.4 million for the six months ended June 30, 2005, a decrease of $5.1 million, or 44.3%, compared to $11.5 million for the six months ended June 30, 2004. Non-cash compensation represents the amortization of Holdings’ restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a decreased number of Holdings’ restricted Class A common shares vesting during the period, compared to the same period in 2004.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $133.5 million for the six months ended June 30, 2005, an increase of $48.9 million, or 57.8%, compared to $84.6 million for the six months ended June 30, 2004. This increase was primarily attributable to a $25.2 million increase in depreciation resulting from the acceleration of the depreciation of our TDMA wireless communications equipment. This acceleration was initially recorded in the second quarter of 2004 upon our successful launch of our overlapping next generation GSM/GPRS network in all covered markets and then was further accelerated in the second quarter of 2005 as the result of the increased rate of the migration of our TDMA subscriber base to our GSM/GPRS network, as well as a higher rate of churn for these customers during 2005 than was planned. The increase was also driven by a $29.0 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. These increases were partially offset by a $7.4 million gain recognized on the sale of 157 cell towers in June 2005 (see Note 10 to our consolidated financial statements included in Item 1 of this Form 10-Q).

Interest Expense

Interest expense was $73.8 million, net of capitalized interest of $0.4 million, for the six months ended June 30, 2005. Interest expense was $62.3 million, net of capitalized interest of $0.6 million, for the six months ended June 30, 2004. The increase of $11.5 million, or 18.5%, relates primarily to the increase of $7.6 million of interest expense on our $250 million senior secured term loan that was entered into in November 2004. In addition, we did not receive any benefit related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $3.9 million for the six months ended June 30, 2004.

We had a weighted average interest rate of 8.37% for the six months ended June 30, 2005 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.22% weighted average interest rate for the six months ended June 30, 2004.

Other Expense

Other expense was $0.1 million for the six months ended June 30, 2005, which consisted of additional transaction costs related to the Cingular Wireless and AT&T Wireless agreements consummated in the fourth quarter of 2004. There were no other expenses for the six months ended June 30, 2004.

Interest and Other Income

Interest and other income was $4.0 million for the six months ended June 30, 2005, an increase of $3.4 million, compared to $0.6 million for the six months ended June 30, 2004. This increase was due primarily to higher average cash and short term investment balances for the quarter ended June 30, 2005.

Income Tax Expense

Income tax expense was $7.8 million for the six months ended June 30, 2005, an increase of $0.9 million, or 13.0%, compared to $6.9 million for the six months ended June 30, 2004. This increase stems primarily from the recognition of a greater deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $178.2 million and $64.6 million for the six months ended June 30, 2005 and 2004, respectively. The net loss increase of $113.6 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of June 30, 2005, we had $40.0 million in cash and cash equivalents, compared to $8.4 million in cash and cash equivalents at December 31, 2004. In addition, we had $219.1 million of short-term investments as of June 30, 2005, compared to $305.5 million of short-term investments as of December 31, 2004. Net working capital was $275.7 million as of June 30, 2005 and $278.7 million as of December 31, 2004. Included in net working capital is an increased subscriber accounts receivable balance. Current subscriber billing practices in the acquired North Carolina and Puerto Rico markets, among other things, have the effect of increasing accounts receivable when compared to our historic levels. Therefore, we believe that the days sales outstanding may begin to decline over time as we transition these acquired subscribers to our standard billing practices. However, to the extent the subscribers in the acquired markets are not converted to our standardized billing practices, these operating metrics may not reach historic levels. Also included in the working capital balance is an increased roaming partner accounts receivable balance. This receivable balance increased due to our continued switching of Cingular’s Virginia subscribers, which Cingular acquired from us in December 2004. This increased receivable is offset by an identical payable to Cingular. There is no effect on our statement of operations, as the revenue is passed to Cingular in accordance with our transition services agreement. However, since we are owed the cash from a third party clearinghouse, and we owe the cash to different party, Cingular, we reflect both the receivable and payable on our balance sheet. The inverse of this situation also applies to our acquired North Carolina, Puerto Rico and U.S. Virgin Island markets. Cash used by operating activities was $46.2 million for the six months ended June 30, 2005, an increase of $60.0 million, compared to $13.8 million provided by operating activates for the six months ended June 30, 2004. The increase in cash used by operating activities stems primarily from decreased roaming revenue of $25.4 million, one-time transition costs of $21.2 million incurred during the first and second quarters to integrate subscribers acquired in the North Carolina and Puerto Rico footprints onto our systems and increased advertising and promotional spending of $13.7 million related to the launch of our new SunCom brand. These costs were partially offset by a decrease in cash used by working capital of $7.8 million. Cash provided by investing activities was $87.8 million for the six months ended June 30, 2005, an increase of $85.0 million, compared to $2.8 million of cash provided by investing activities in the six months ended June 30, 2004. The increase in cash provided by investing activities was primarily driven by the receipt of $45.0 million in association with our sale of wireless communication towers to Global Signal Inc. during the second quarter of 2005. The remaining increase was related to a net increase of $44.1 million in auction rate security sales, offset partially by an increase in capital expenditures of $3.1 million. Cash used in financing activities was $9.9 million for the six months ended June 30, 2005, a decrease of $1.2 million, or 10.8%, compared to $11.1 million for the six months ended June 30, 2004. The decrease in cash used by financing activities relates primarily to $1.8 million in repayments from related parties, $0.2 million decrease in our change in bank overdraft and $0.2 million decrease in our principal payments under capital lease obligations, partially offset by approximately $1.3 million in repayments of our senior secured term loan.

Liquidity

We believe that cash on hand and short-term investments will be sufficient to meet our projected cash requirements for the next twelve months. Our near-term cash requirements include our planned acquisition of Urban Comm – North Carolina, Inc. for approximately $108.0 million, which is equal to the purchase price of $113.0 million less a $5.0 million deposit made during the year ended December 31, 2004. Although we estimate that cash, cash equivalents and short-term investments will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. If necessary, we may need to access external sources of capital including the issuance of debt securities. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Average revenue per user (ARPU)	2004	2005	2004	2005
	(Dollars in thousands, except ARPU)
Service revenue	$155,454	$166,479	$303,122	$329,328
Subscriber retention credits	901	690	2,211	1,345
Revenue not generated by wireless subscribers	—	(3,248)	—	(6,532)

Adjusted service revenue	$156,355	$163,921	$305,333	$324,141

Average subscribers	919,490	963,117	913,386	959,776
ARPU	$56.68	$56.73	$55.71	$56.29

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

	Three Months Ended June 30,		Six Months Ended June 30,
Cost Per Gross Addition (CPGA)	2004	2005	2004	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$23,299	$33,731	$50,654	$68,070
Total cost of equipment – transactions with new subscribers	21,560	25,348	42,015	46,222

CPGA operating expenses	$44,859	$59,079	$92,669	$114,292

Cost of service	$63,777	$64,744	$122,942	$126,394
Total cost of equipment – transactions with existing subscribers	10,258	24,163	22,328	37,935
General and administrative expense	36,752	56,910	72,399	98,987
Non-cash compensation	5,892	2,363	11,494	6,401
Depreciation and asset disposal	42,923	58,420	81,024	100,911
Amortization	1,744	15,616	3,602	32,572

Total operating expenses	$206,205	$281,295	$406,458	$517,492

CPGA operating expenses (from above)	$44,859	$59,079	$92,669	$114,292
Equipment revenue – transactions with new subscribers	(13,422)	(18,060)	(25,575)	(30,613)

CPGA costs, net	$31,437	$41,019	$67,094	$83,679

Gross subscriber additions	71,596	95,991	159,810	188,302
CPGA	$439	$427	$420	$444

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As June 30, 2005, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$712,590
Senior subordinated notes	$729,395

Subject to interest rate fluctuations:
Senior secured term loan	$248,750

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer of SunCom (its principal executive officer and principal financial officer, respectively), as well as the Controller have concluded, based on their evaluation as of June 30, 2005, that SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

In December 2004, we completed an exchange transaction with Cingular Wireless and AT&T Wireless that resulted in SunCom receiving certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands. In conjunction with the closing of the exchange transaction, we entered into a transition services agreement with Cingular Wireless. As part of the transition services agreement, Cingular Wireless provides us with certain financial information on a monthly basis, and we utilize that information to record the financial activity of the acquired network assets and customers. We reconcile the financial information received to supporting schedules and records provided by Cingular Wireless but we rely on the veracity and completeness of the information and records provided by Cingular Wireless. We expect that the transition will be completed during the third quarter of 2005. As the transition of acquired customers and network assets continues over the next few months, we will review all processes and internal controls surrounding the recording of financial activity related to the transitioned assets. There were no changes to our internal controls over financial reporting related to our previously existing business that occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4/A, Amendment No. 1, Registration Statement of Triton PCS, Inc., File No. 333-57715).

3.2	Amendments to Certificate of Incorporation of Triton PCS, Inc. changing the corporate name to SunCom Wireless, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of SunCom Wireless, Inc. for the year ended December 31, 2004).

3.3	Bylaws of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4/A Registration Statement, Amendment No. 1, of Triton PCS, Inc., File No. 333-57715).

4.1	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.2	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.3	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.5	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.6	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.8	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.9	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS, Inc. filed November 23, 2004).

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS, INC.

Date: August 15, 2005	By	/s/ Michael E. Kalogris
Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: August 15, 2005	By:	/s/ David D. Clark
David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial officer)