Form 10-Q
period 2005-09-30
SUNCOM WIRELESS INC
filed 2005-11-14
CIK 1064735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒.

As of October 31, 2005, 100 shares of the registrant’s common stock were outstanding.

SUNCOM WIRELESS, INC.

THIRD QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNCOM WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	December 31, 2004	September 30, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$8,351	$20,061
Short-term investments	305,500	220,775
Accounts receivable, net of allowance for doubtful accounts of $7,585 and $10,318, respectively	79,290	91,894
Accounts receivable – roaming partners	18,348	18,869
Due from related parties	7,349	5,662
Inventory, net	18,216	19,387
Prepaid expenses	11,611	14,604
Other current assets	10,806	23,397

Total current assets	459,471	414,649
Long term assets:
Property and equipment, net	814,127	700,986
Intangible assets, net	984,052	913,243
Other long-term assets	5,180	4,535

Total assets	$2,262,830	$2,033,413

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$85,896	$93,066
Accrued liabilities	67,365	80,386
Current portion of long term debt	3,484	2,826
Other current liabilities	23,984	21,397

Total current liabilities	180,729	197,675
Long-term debt:
Capital lease obligations	269	1,029
Senior secured term loan	247,500	245,625
Senior notes	712,055	712,867

Total senior long-term debt	959,824	959,521
Subordinated notes	728,494	729,864

Total long-term debt	1,688,318	1,689,385
Deferred income taxes, net	139,321	147,134
Deferred revenue	659	1,394
Deferred gain on sale of property and equipment	19,099	51,966
Other long-term liabilities	2,013	2,237

Total liabilities	2,030,139	2,089,791
Commitments and contingencies	—	—
Stockholder’s equity
Common stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2004 and September 30, 2005	—	—
Additional paid-in capital	560,934	562,383
Accumulated deficit	(313,417)	(610,295)
SunCom Wireless Holdings, Inc. common stock held in trust	(94)	(188)
Deferred compensation	(14,732)	(8,278)

Total stockholder’s equity	232,691	(56,378)

Total liabilities and stockholder’s equity	$2,262,830	$2,033,413

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Service	$150,272	$156,087	$453,394	$485,415
Roaming	43,971	34,287	116,127	81,096
Equipment	18,000	24,113	53,171	64,809

Total revenue	212,243	214,487	622,692	631,320
Expenses:
Cost of service (excluding the below amortization, excluding depreciation and asset disposal of $40,455 and $67,580 for the three months ended September 30, 2004 and 2005, respectively, and $113,876 and $162,623 for the nine months ended September 30, 2004 and 2005, respectively, and excluding non-cash compensation of $322 and $216 for the three months ended September 30, 2004 and 2005, respectively, and $1,948 and $626 for the nine months ended September 30, 2004 and 2005, respectively)	63,090	69,866	186,032	196,260
Cost of equipment	29,863	45,210	94,206	129,367
Selling, general and administrative (excluding depreciation and asset disposal of $2,999 and $2,492 for the three months ended September 30, 2004 and 2005, respectively, and $10,602 and $8,360 for the nine months ended September 30, 2004 and 2005, respectively, and excluding non-cash compensation of $4,602 and $1,192 for the three months ended September 30, 2004 and 2005, respectively, and $14,470 and $7,183 for the nine months ended September 30, 2004 and 2005, respectively)	54,768	93,853	177,821	260,910
Non-cash compensation	4,924	1,408	16,418	7,809
Depreciation and asset disposal	43,454	70,072	124,478	170,983
Amortization	3,489	14,288	7,091	46,860

Income (loss) from operations	12,655	(80,210)	16,646	(180,869)
Interest expense	(31,619)	(37,382)	(93,877)	(111,148)
Other expense	(52)	(83)	(52)	(157)
Interest and other income	348	2,284	919	6,333

Loss before taxes	(18,668)	(115,391)	(76,364)	(285,841)
Income tax provision	(3,478)	(3,279)	(10,335)	(11,037)

Net loss	($22,146)	($118,670)	($86,699)	($296,878)

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	($86,699)	($296,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of effects from acquisitions and divestitures:
Depreciation, asset disposal and amortization	131,569	217,843
Deferred income taxes	9,079	10,201
Accretion of interest	2,542	3,648
Bad debt expense	5,357	7,613
Non-cash compensation	16,418	7,809
Other non-operating losses	—	157
Change in operating assets and liabilities:
Accounts receivable	(8,287)	(2,802)
Inventory	5,734	(1,171)
Prepaid expenses and other current assets	(1,795)	(20,330)
Intangible and other assets	3,078	706
Accounts payable	(12,567)	16,665
Accrued payroll and liabilities	(5,630)	(1,286)
Deferred revenue	(436)	(1,949)
Accrued interest	15,867	15,465
Other liabilities	(1,662)	(568)

Net cash provided by (used in) operating activities	72,568	(44,877)
Cash flows from investing activities:
Purchase of available for sale securities	(264,300)	(860,525)
Proceeds from sale of available for sale securities	266,850	945,250
Proceeds from sale of property and equipment	558	47,858
Refund of FCC license deposit	—	5,000
Capital expenditures	(56,254)	(78,172)
Other	(1,746)	(959)

Net cash provided by (used in) investing activities	(54,892)	58,452
Cash flows from financing activities:
Payments under senior secured term loan	—	(1,875)
Change in bank overdraft	(12,516)	(752)
(Advances to) repayments from related party, net	(177)	1,687
Principal payments under capital lease obligations	(1,162)	(897)
Other	(119)	(28)

Net cash used in financing activities	(13,974)	(1,865)
Net increase in cash and cash equivalents	3,702	11,710
Cash and cash equivalents, beginning of period	3,366	8,351

Cash and cash equivalents, end of period	$7,068	$20,061

Non-cash investing and financing activities
Deferred stock compensation grants, net of forfeitures	$2,610	$1,355
Equipment acquired under capital lease obligation	—	1,000
Change in fair value of derivative instruments acting as a hedge	(1,867)	—
Change in capital expenditures included in accounts payable	1,413	(9,660)
Change in direct transaction costs included in accrued expenses	—	(503)
Asset retirement obligation accruals for property, plant and equipment	19	21
Adjustment to goodwill related to an exchange agreement, net	—	(15,425)

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(1)	Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to state fairly, in summarized form, the financial position and the results of operations of SunCom Wireless, Inc. (“SunCom”). The results of operations for the three and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. The financial information presented herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004, which include information and disclosures not included herein.

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

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Auction rate securities, historically classified as cash and cash equivalents, have been reclassified as marketable securities for the period ended September 30, 2004. This reclassification resulted in a decrease of $2.6 million to cash flows used in investing activities as a result of the net sales of auction rate securities in the period ended September 30, 2004.

(2)	New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, FSP No. 13-1stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The guidance in FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP No. 13-1; therefore the issuance of FSP No. 13-1 will not have an additional impact on the Company’s consolidated financial statements.

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this Statement to have a material effect on its financial statements or its results of operations.

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

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

During May 2005, Holdings granted 1,017,984 shares of restricted Class A common stock to certain management employees under Holdings’ Stock and Incentive Plan (the “Stock Incentive Plan”). These shares are subject to four-year vesting provisions. Deferred compensation of approximately $2.1 million was recorded based on the market value of the restricted shares at the date of grant.

During May 2005, Holdings granted 105,000 shares of restricted Class A common stock pursuant to Holdings’ Directors’ Stock and Incentive Plan to the non-employee directors serving on Holdings’ Board of Directors. All of these shares vest on August 15, 2007. Deferred compensation of approximately $0.2 million was recorded based on the market value of the restricted shares at the date of grant.

During the nine months ended September 30, 2005, certain employees who resigned their employment with the Company forfeited approximately $0.9 million of restricted stock and in so doing returned 66,753 shares of Holdings’ restricted Class A common stock originally issued under Holdings’ Stock Incentive Plan.

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(4)	Property and Equipment

The following table summarizes the Company’s property and equipment as of December 31, 2004 and September 30, 2005, respectively.

	December 31, 2004	September 30, 2005
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	1,121,938	1,166,400
Furniture, fixtures and computer equipment	88,832	96,242
Capital lease assets	5,664	6,191
Construction in progress	9,091	16,800

	$1,225,838	$1,285,946
Less accumulated depreciation	(411,711)	(584,960)

Property and equipment, net	$814,127	$700,986

In April 2004, the Company reviewed the estimated service lives of its time division multiple access (“TDMA”) wireless communications equipment. This review was undertaken as the result of the Company’s successful launch of its overlapping global system for mobile communications and general packet radio service (“GSM/GPRS”) network in all of its covered markets. Service lives were shortened to fully depreciate all TDMA equipment by the end of 2008. TDMA equipment acquired after April 1, 2004 had a useful life no longer than 57 months. The impact of this change for the quarter and nine months ended September 30, 2005 was an increase in depreciation expense and net loss of approximately $3.0 million and $9.0 million, respectively.

During the second quarter of 2005, the Company further accelerated depreciation on wireless communications equipment related to its TDMA network by shortening service lives to fully depreciate all TDMA equipment by the end of 2006. This additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its GSM/GPRS network than originally planned. The impact of this change for the three and nine months ended September 30, 2005 was an increase in depreciation expense and net loss of approximately $23.9 and $47.8 million, respectively.

(5)	Detail of Certain Liabilities

The following table summarizes certain current liabilities as of December 31, 2004 and September 30, 2005, respectively.

	December 31, 2004	September 30, 2005
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$13,509	$12,757
Accrued payroll and related expenses	15,232	15,173
Accrued expenses	15,050	13,417
Accrued interest	23,574	39,039

Total accrued liabilities	$67,365	$80,386

Other current liabilities:
Deferred revenue	$13,012	$10,328
Deferred gain on sale of property and equipment	920	2,319
Security deposits	7,498	8,750
Other	2,554	—

Total other current liabilities	$23,984	$21,397

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(6)	Long-Term Debt

The following table summarizes the Company’s borrowings as of December 31, 2004 and September 30, 2005, respectively.

	December 31, 2004	September 30, 2005
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$984	$326
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	3,484	2,826
Long-term debt:
Capital lease obligations	$269	$1,029
Senior secured term loan	247,500	245,625
8 1/2% senior notes	712,055	712,867
9 3/8% senior subordinated notes	338,460	339,263
8 3/4% senior subordinated notes	390,034	390,601

Total long-term debt	1,688,318	1,689,385
Total debt	$1,691,802	$1,692,211

(7)	Termination of Urban Comm – North Carolina, Inc. Acquisition

During the third quarter of 2005, the Company exercised its termination right and cancelled its planned purchase of Urban Comm – North Carolina, Inc. (“Urban”). The pending agreement, which was finalized on October 28, 2004 but required the acceptance of Urban’s creditors and the approval of the Bankruptcy Court, called for the Company to acquire the outstanding stock of Urban, whose sole assets consist of FCC wireless licenses in 20 basic trading areas for $113.0 million in cash. During September 2005, the Company was refunded a $5.0 million deposit paid in 2004 related to the planned purchase.

(8)	Purchase Accounting Adjustments

On December 1, 2004, the Company completed a transaction with AT&T Wireless and Cingular Wireless that resulted in the exchange of wireless network properties, pursuant to which Cingular Wireless received the Company’s network assets and customers in Virginia and the Company received certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands, plus $175 million in cash. The original estimated value of the exchange, based on the fair value of the components valued by the Company with the assistance of an independent third party valuation company, was approximately $1.2 billion. The preliminary purchase price was adjusted in the first quarter of 2005 to reflect the working capital settlement in March 2005 and resolution of certain outstanding tax issues. As a result, the Company adjusted goodwill to reflect an $11.3 million increase in accounts receivable, a $1.7 million decrease in other current liabilities and a $2.4 million decrease in the deferred tax liability balance. The purchase price allocation is still preliminary due to the pending resolution of the GSM accounts receivable balance that will be transferred when AT&T Wireless’ former systems are integrated into the Company’s systems.

(9)	Tower Sale

On March 18, 2005, the Company agreed to sell 169 wireless communications towers located in North Carolina, South Carolina and Puerto Rico to Global Signal Acquisitions LLC, a wholly-owned subsidiary of Global Signal Inc. (“Global Signal”). As of September 30, 2005, the Company had completed the sale of 160 of these towers to Global Signal, including related assets and certain liabilities, for $50.8 million, reflecting a purchase price of approximately $0.3 million per site. The Company expects to complete the sale of the remaining nine towers in the fourth quarter of 2005.

On June 30, 2005, the Company entered into a master lease agreement with Global Signal, in which the Company agreed to pay Global Signal monthly rent for the continued use of space that the Company occupied on the towers prior to their sale. The lease has an initial term of ten years, plus three five-year renewal options. The monthly rental amount is subject to certain escalation clauses over the life of the initial lease and related options.

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

The Company accounted for this sale-leaseback transaction in accordance with SFAS No. 98 “Accounting for Leases” and SFAS No. 28 “Accounting for Sales with Leasebacks”. The carrying value of the towers sold was $7.2 million. After deducting $0.5 million of selling costs, the gain on the sale of the towers was approximately $43.1 million, of which $7.9 million was recognized immediately in the statement of operations as a reduction to the depreciation and asset disposal line item, and $35.2 million was deferred and will be recognized over the term of the operating lease.

(10)	Subscriber Sale

On October 7, 2005, the Company entered into an agreement with Cingular Wireless, which was effective as of September 20, 2005, under which the Company transferred to Cingular Wireless 29,139 customers from SunCom’s North Carolina and Puerto Rico networks. The Company originally acquired the transferred customers pursuant to the December 2004 exchange of network assets between SunCom and Cingular Wireless, but the customers were maintained on Cingular’s billing system for transition purposes following the exchange. As consideration for the sale of these customers, Cingular agreed to pay SunCom $3.1 million and to effect a final settlement under the parties’ transitional billing arrangements for the affected customers. As a result of this transaction, the Company wrote-off approximately $8.2 million of subscriber intangible assets related to the transferred customers. After taking effect of the $3.1 million of proceeds, the Company recorded a loss of $5.1 million for the three months ended September 30, 2005, which is recorded in depreciation and asset disposal expense on the consolidated statement of operations.

(11)	Related party transactions

The Company makes payments on behalf of SunCom Investment Company and Holdings for certain business activities, including, but not limited to, administrative expenses, tax payments and direct costs of business transactions. As of September 30, 2005, the Company had recorded aggregate receivables from SunCom Investment Company and Holdings of approximately $5.7 million. These payments are due on demand.

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

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Financial information by reportable business segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2004	2005	2004	2005
Revenues
Continental United States	$212,243	$156,925	$622,692	$468,589
Puerto Rico and U.S. Virgin Islands	—	57,562	—	162,731
Corporate and other	—	—	—	—

Consolidated	$212,243	$214,487	$622,692	$631,320

Depreciation and amortization
Continental United States	$43,544	$64,818	$121,188	$160,731
Puerto Rico and U.S. Virgin Islands	—	16,639	—	48,257
Corporate and other	3,399	2,903	10,381	8,855

Consolidated	$46,943	$84,360	$131,569	$217,843

Income (loss) from operations
Continental United States	$26,920	$(55,557)	$61,981	$(115,115)
Puerto Rico and U.S. Virgin Islands	—	(12,262)	—	(26,981)
Corporate and other	(14,265)	(12,391)	(45,335)	(38,773)

Consolidated	$12,655	$(80,210)	$16,646	$(180,869)

A reconciliation from segment income (loss) from operations to consolidated loss before taxes is set forth below:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2004	2005	2004	2005
Total segment income (loss) from operations	$12,655	$(80,210)	$16,646	$(180,869)
Unallocated amounts:
Interest expense	(31,619)	(37,382)	(93,877)	(111,148)
Other expense	(52)	(83)	(52)	(157)
Interest and other income	348	2,284	919	6,333

Consolidated loss before taxes	$(18,668)	$(115,391)	$(76,364)	$(285,841)

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

	As of September 30,
(in thousands, except subscribers)	2004	2005
Total assets
Continental United States	$1,307,944	$1,379,448
Puerto Rico and U.S. Virgin Islands	—	383,824
Corporate and other	136,269	270,141

Consolidated	$1,444,213	$2,033,413

Subscribers
Continental United States	899,862	672,953
Puerto Rico and U.S. Virgin Islands	—	246,597
Corporate and other	—	—

Consolidated	899,862	919,550

	Nine months ended September 30,
	2004	2005
Capital expenditures
Continental United States	$51,726	$63,004
Puerto Rico and U.S. Virgin Islands	—	7,283
Corporate and other	4,528	7,885

Consolidated	$56,254	$78,172

(12)	Guarantor Financial Information

The following tables set forth condensed consolidating financial information of SunCom (the “Parent Company”), for all of SunCom’s subsidiaries other than Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (collectively, the “Subsidiary Guarantors”) and Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”). Set forth below are the balance sheet as of September 30, 2005 and December 31, 2004, the statement of operations for the three and nine months ended September 30, 2005 and 2004 and the statement of cash flows for the nine months ended September 30, 2005 and 2004 for the Parent Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors.

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Consolidating Statement of Operations for the Three Months Ended September 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$150,272	$—	$—	$150,272
Roaming	—	43,971	—	—	43,971
Equipment	—	18,000	—	—	18,000

Total revenue	—	212,243	—	—	212,243
Expenses:
Cost of service	—	52,672	10,418	—	63,090
Cost of equipment	—	29,863	—	—	29,863
Selling, general and administrative	25	51,635	3,108	—	54,768
Non-cash compensation	—	4,924	—	—	4,924
Depreciation and asset disposal	—	43,454	—	—	43,454
Amortization	—	3,489	—	—	3,489

Income (loss) from operations	(25)	26,206	(13,526)	—	12,655
Interest expense	(31,544)	(75)	—	—	(31,619)
Other expense	(52)	—	—	—	(52)
Interest and other income	348	—	—	—	348

Income (loss) before taxes	(31,273)	26,131	(13,526)	—	(18,668)
Income tax provision	—	(425)	(3,053)	—	(3,478)

Net income (loss) before equity in earnings of subsidiaries	(31,273)	25,706	(16,579)	—	(22,146)
Equity in earnings of subsidiaries	9,127	(16,579)	—	7,452	—

Net income (loss)	$(22,146)	$9,127	$(16,579)	$7,452	$(22,146)

Consolidating Statement of Operations for the Nine Months Ended September 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$453,394	$—	$—	$453,394
Roaming	—	116,127	—	—	116,127
Equipment	—	53,171	—	—	53,171

Total revenue	—	622,692	—	—	622,692
Expenses:
Cost of service	—	155,971	30,061	—	186,032
Cost of equipment	—	94,206	—	—	94,206
Selling, general and administrative	38	168,488	9,295	—	177,821
Non-cash compensation	—	16,418	—	—	16,418
Depreciation and asset disposal	—	124,478	—	—	124,478
Amortization	—	7,091	—	—	7,091

Income (loss) from operations	(38)	56,040	(39,356)	—	16,646
Interest expense	(93,631)	(246)	—	—	(93,877)
Other expense	(52)	—	—	—	(52)
Interest and other income	919	—	—	—	919

Income (loss) before taxes	(92,802)	55,794	(39,356)	—	(76,364)
Income tax provision	—	(1,256)	(9,079)	—	(10,335)

Net income (loss) before equity in earnings of subsidiaries	(92,802)	54,538	(48,435)	—	(86,699)
Equity in earnings of subsidiaries	6,103	(48,435)	—	42,332	—

Net income (loss)	$(86,699)	$6,103	$(48,435)	$42,332	$(86,699)

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(74,899)	$185,834	$(38,367)	$—	$72,568

Cash flows from investing activities:
Purchase of available for sale securities	(264,300)	—	—	—	(264,300)
Proceeds from sale of available for sale securities	266,850	—	—	—	266,850
Capital expenditures	—	(56,254)	—	—	(56,254)
Proceeds from sale of property and equipment, net	—	558	—	—	558
Other	—	(1,746)	—	—	(1,746)
Investment in subsidiaries	(37,760)	—	—	37,760	—
Dividends received	37,760	—	—	(37,760)	—
Net intercompany loans	—	(113,519)	—	113,519	—

Net cash provided by (used in) investing activities	2,550	(170,961)	—	113,519	(54,892)

Cash flows from financing activities:
Change in bank overdraft	—	(12,516)	—	—	(12,516)
Capital contribution from parent	—	37,760	—	(37,760)	—
Advances to related party	—	(177)	—	—	(177)
Other	(119)	—	—	—	(119)
Dividends paid	—	(37,760)	—	37,760	—
Principal payment under capital lease obligations	—	(1,162)	—	—	(1,162)
Net intercompany loans	75,152	—	38,367	(113,519)	—

Net cash provided by (used in) financing activities	75,033	(13,855)	38,367	(113,519)	(13,974)

Net increase in cash and cash equivalents	2,684	1,018	—	—	3,702
Cash and cash equivalents, beginning of period	2,914	452	—	—	3,366

Cash and cash equivalents, end of period	$5,598	$1,470	$—	$—	$7,068

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Consolidating Balance Sheet as of September 30, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$14,765	$5,296	$—	$		$20,061
Short-term investments	220,775	—	—		—	220,775
Accounts receivable, net of allowance for doubtful accounts	—	91,894	—		—	91,894
Accounts receivable – roaming partners	—	18,869	—		—	18,869
Due from related parties	—	5,662	—		—	5,662
Inventory, net	—	19,387	—		—	19,387
Prepaid expenses	15	7,129	7,460		—	14,604
Intercompany receivable	7,464	284,232	—		(291,696)	—
Other current assets	326	23,071	—		—	23,397

Total current assets	243,345	455,540	7,460		(291,696)	414,649
Long term assets:
Property and equipment, net	—	700,673	313		—	700,986
Investments in subsidiaries	1,424,372	334,274	—		(1,758,646)	—
Intangible assets, net	6,250	127,527	779,466		—	913,243
Other long-term assets	—	3,785	750		—	4,535

Total assets	$1,673,967	$1,621,799	$787,989		($2,050,342)	$2,033,413

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$78,181	$14,885		$—	$93,066
Accrued liabilities	39,489	40,897	—		—	80,386
Current portion of long-term debt	2,500	326	—		—	2,826
Other current liabilities	—	21,397	291,696		(291,696)	21,397

Total current liabilities	41,989	140,801	306,581		(291,696)	197,675
Long-term debt:
Capital lease obligations	—	1,029	—		—	1,029
Senior secured term loan	245,625	—	—		—	245,625
Senior notes	712,867	—	—		—	712,867

Total senior long-term debt	958,492	1,029	—		—	959,521
Subordinated notes	729,864	—	—		—	729,864

Total long-term debt	1,688,356	1,029	—		—	1,689,385
Deferred income taxes, net	—	—	147,134		—	147,134
Deferred revenue	—	1,394	—		—	1,394
Deferred gain on sale of property and equipment	—	51,966	—		—	51,966
Other long-term liabilities	—	2,237	—		—	2,237

Total liabilities	1,730,345	197,427	453,715		(291,696)	2,089,791
Commitments and contingencies	—	—	—		—	—
Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of September 30, 2005	—	—	—		—	—
Additional paid-in-capital	562,383	1,508,995	495,456		(2,004,451)	562,383
Accumulated deficit	(610,295)	(84,623)	(161,182)		245,805	(610,295)
SunCom Wireless Holdings, Inc. common stock held in trust	(188)	—	—		—	(188)
Deferred compensation	(8,278)	—	—		—	(8,278)

Total stockholder’s equity (deficit)	(56,378)	1,424,372	334,274		(1,758,646)	(56,378)

Total liabilities and stockholder’s equity (deficit)	$1,673,967	$1,621,799	$787,989		($2,050,342)	$2,033,413

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Consolidating Statement of Operations for the Three Months Ended September 30, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$156,087	$—	$—	$156,087
Roaming	—	34,287	—	—	34,287
Equipment	—	24,113	—	—	24,113

Total revenue	—	214,487	—	—	214,487
Expenses:
Cost of service	—	56,058	13,808	—	69,866
Cost of equipment	—	45,210	—	—	45,210
Selling, general and administrative	23	90,354	3,476	—	93,853
Non-cash compensation	—	1,408	—	—	1,408
Depreciation and asset disposal	—	70,072	—	—	70,072
Amortization	—	14,288	—	—	14,288

Loss from operations	(23)	(62,903)	(17,284)	—	(80,210)
Interest expense	(37,321)	(61)	—	—	(37,382)
Other expense	—	(83)	—		(83)
Interest and other income	2,205	79	—	—	2,284

Loss before taxes	(35,139)	(62,968)	(17,284)	—	(115,391)
Income tax provision	—	(702)	(2,577)	—	(3,279)

Loss before equity in earnings of subsidiaries	(35,139)	(63,670)	(19,861)	—	(118,670)
Equity in earnings of subsidiaries	(83,531)	(19,861)	—	103,392	—

Net income (loss)	($118,670)	($83,531)	($19,861)	$103,392	($118,670)

Consolidating Statement of Operations for the Nine Months Ended September 30, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$485,415	$—	$—	$485,415
Roaming	—	81,096	—	—	81,096
Equipment	—	64,809	—	—	64,809

Total revenue	—	631,320	—	—	631,320
Expenses:
Cost of service	—	157,168	39,092	—	196,260
Cost of equipment	—	129,367	—	—	129,367
Selling, general and administrative	70	251,010	9,830	—	260,910
Non-cash compensation	—	7,809	—	—	7,809
Depreciation and asset disposal	—	170,983	—	—	170,983
Amortization	—	46,860	—	—	46,860

Loss from operations	(70)	(131,877)	(48,922)	—	(180,869)
Interest expense	(110,968)	(180)	—	—	(111,148)
Other expense	—	(157)	—	—	(157)
Interest and other income	6,254	79	—	—	6,333

Loss before taxes	(104,784)	(132,135)	(48,922)	—	(285,841)
Income tax provision	—	(836)	(10,201)	—	(11,037)

Loss before equity in earnings of subsidiaries	(104,784)	(132,971)	(59,123)	—	(296,878)
Equity in earnings of subsidiaries	(192,094)	(59,123)	—	251,217	—

Net income (loss)	($296,878)	($192,094)	($59,123)	$251,217	($296,878)

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	($85,665)	$89,066	($48,278)	$—	($44,877)

Cash flows from investing activities:
Purchase of available for sale securities	(860,525)	—	—	—	(860,525)
Proceeds from sale of available for sale securities	945,250	—	—	—	945,250
Proceeds from sale of property and equipment	—	47,858	—	—	47,858
Refund of FCC license deposit	—	—	5,000	—	5,000
Capital expenditures	—	(78,172)	—	—	(78,172)
Other	—	(959)	—	—	(959)
Investment in subsidiaries	(45,518)	—	—	45,518	—
Dividends received	45,518	—	—	(45,518)	—
Net intercompany loans	—	(50,767)	—	50,767	—

Net cash provided by (used in) investing activities	84,725	(82,040)	5,000	50,767	58,452

Cash flows from financing activities:
Payments under senior secured term loan	(1,875)	—	—	—	(1,875)
Change in bank overdraft	—	(752)	—	—	(752)
Other	(28)	—	—	—	(28)
Principal payment under capital lease obligations	—	(897)	—	—	(897)
Repayments from (advances to) related parties	1,976	(289)	—	—	1,687
Dividends paid	—	(45,518)	—	45,518	—
Capital contribution from parent	—	45,518	—	(45,518)	—
Net intercompany loans	7,489	—	43,278	(50,767)	—

Net cash provided by (used in) financing activities	7,562	(1,938)	43,278	(50,767)	(1,865)

Net increase in cash and cash equivalents	6,622	5,088	—	—	11,710
Cash and cash equivalents, beginning of period	8,143	208	—	—	8,351

Cash and cash equivalents, end of period	$14,765	$5,296	$—	$—	$20,061

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of September 30, 2005, our wireless communications network covered a population of approximately 14.3 million people in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee, Georgia and Kentucky. In addition, we operate a wireless communications network covering a population of approximately 4.0 million people in Puerto Rico and the U.S. Virgin Islands.

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

In October 2004, Cingular Wireless acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, SunCom, AT&T Wireless and Cingular Wireless (and/or certain of their subsidiaries) entered into various agreements to modify our relationships with AT&T Wireless. Under these agreements, AT&T Wireless surrendered to Holdings, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in Holdings held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permits the new AT&T Wireless/Cingular Wireless entity the ability to offer service in markets where they were previously prohibited and provides us the opportunity to offer service in markets where we were previously prohibited.

In addition, in December 2004, SunCom and Cingular Wireless completed an exchange of wireless network properties, pursuant to which Cingular Wireless received our network assets and customers in Virginia and we received certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands, plus $175 million in cash. This exchange transaction transformed the geographic strategic focus of our wireless network by giving us substantial new presence in the Charlotte, Raleigh/Durham and Greensboro, North Carolina markets and entry into the Puerto Rico and U.S. Virgin Islands market. Our entry into these markets allows us to operate a contiguous footprint in the Carolinas and provides us with a greater ability to grow our subscriber base. The exchange transaction also poses certain uncertainties. For example, Puerto Rico and the U.S. Virgin Islands is a new market for us, and we may not be able to successfully integrate our operations and compete in the Puerto Rico and U.S. Virgin Islands market due to the general economic, business, political and social conditions in the Caribbean region, including the effects of world events and weather conditions on tourism in Puerto Rico and the U.S. Virgin Islands. We also expect that the acquired North Carolina, Puerto Rico and U.S. Virgin Islands markets will generate less roaming minutes and revenue than did our former Virginia market. In addition, we may be required to make capital expenditures to upgrade and enhance the existing PCS network in the acquired markets to the same technological standard of our global system for mobile communications and general packet radio service, or GSM/GPRS, network.

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

Additionally, 2005 operating results have been negatively impacted by the cost to migrate our recently acquired subscribers in North Carolina and Puerto Rico to our systems. Before migrating the acquired GSM/GPRS subscribers in these markets to our systems, we needed to ensure that each subscriber’s handset was compatible with our network and billing platform. Ensuring compatibility required that each subscriber’s handset was individually converted or replaced with a new handset. Costs associated with this process are reflected in our results of operations for the nine months ended September 30, 2005. This subscriber migration was completed in the third quarter of 2005. See “Results of Operations” for further discussion regarding our outlook on service and roaming revenue, cost of service, cost of equipment and selling, general and administrative expenses.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Subscribers

Net subscriber additions were negative 16,417 and negative 19,211 for the three months ended September 30, 2005 and 2004, respectively. This change was driven primarily by an increase in gross subscriber additions, offset partially by higher subscriber churn. The quarter-over-quarter gross subscriber addition increase was the result of a significant marketing and branding initiative associated with our launch of the SunCom brand in the recently acquired North Carolina and Puerto Rico markets and the re-launch of the SunCom brand in our previously-owned markets. Total subscribers were 919,550 as of September 30, 2005, an increase of 19,688, or 2.2%, over our subscriber total as of September 30, 2004. The increase in total subscribers was attributable to the net subscriber increase of 71,430 resulting from the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004, partially offset by the sale of 29,139 subscribers to Cingular Wireless in September 2005 and negative net subscriber additions since the fourth quarter of 2004.

Churn

Subscriber churn was 3.8% and 3.1% for the three months ended September 30, 2005 and 2004, respectively. This increase resulted primarily from increased voluntary subscriber deactivations due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets. In addition, there were approximately 10,000 prepaid subscribers acquired from Cingular Wireless in the exchange transaction that were deactivated as a result of completing the billing system migration and SunCom not offering a comparable prepaid product. Last, involuntary churn increased due to deactivations resulting from certain service offerings to credit challenged subscribers, which are prone to higher churn. Subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that churn may decrease in the fourth quarter of 2005 as a result of the reduced impact of the exchange transaction with AT&T Wireless and Cingular Wireless.

Average Revenue Per User

Average revenue per user, or ARPU, was $54.60 and $55.32 for the three months ended September 30, 2005 and 2004, respectively. ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below. The ARPU decline of $0.72, or 1.3%, was primarily the result of a decrease in average access revenue per subscriber and a decrease in the amount of cost recovery fees billed as the result of our “Truth in Wireless” pricing strategy, partially offset by an increase in revenue from new features offered for an additional fee and an increase in billed airtime. Although airtime increased, it was negatively impacted in the current quarter due to higher than usual billing adjustments issued to subscribers as a result of the disruption caused by the migration of the recently acquired subscribers in North Carolina and Puerto Rico to our billing system. As the result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.

Revenues

Total revenue increased 1.1% to $214.5 million for the three months ended September 30, 2005 from $212.2 million for the three months ended September 30, 2004. Service revenue for the three months ended September 30, 2005 was $156.1 million, an increase of $5.8 million, or 3.9%, compared to $150.3 million for the three months ended September 30, 2004. The increase in service revenue was due primarily to a larger subscriber base offset by lower ARPU. We expect subscriber growth in the future, and hence, we expect service revenue to continue to increase. Roaming revenue was $34.3 million for the three months ended September 30, 2005, a decrease of $9.7 million, or 22.0%, compared to $44.0 million for the three months ended September 30, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates and minutes of use associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. Although we expect the growth of the wireless industry to continue, we believe that our roaming revenues will decrease in the future due to the industry trend of declining roaming rates and the impact of AT&T Wireless’ merger with Cingular Wireless on our roaming traffic. Equipment revenue was $24.1 million for the three months ended September 30, 2005, an increase of $6.1 million, or 33.9%, compared to $18.0 million for the three months ended September 30, 2004. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in gross subscriber additions, an increase in handset sales to existing subscribers and an increase in handset prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of Service

Cost of service (excluding amortization, depreciation, asset disposal and non-cash compensation) was $69.9 million for the three months ended September 30, 2005, an increase of $6.8 million, or 10.8%, compared to $63.1 million for the three months ended September 30, 2004. This increase was primarily related to the increased costs of operating two fully-deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $3.9 million and cell site and network repair and maintenance costs of $4.6 million. These increases were partially offset by a decline in incollect costs of $4.1 million resulting primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004, which resulted in lower per minute rates that are in line with current market rates. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 44.8% and 42.0% for the three months ended September 30, 2005 and 2004, respectively. The increase of 2.8% was attributable to higher network costs in certain areas, such as interconnect and cell site expenses, outpacing the increase in service revenue combined with a lower incollect rate per minute of use. Cost of service as a percentage of service revenue may decline in the future as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.

Cost of Equipment

Cost of equipment was $45.2 million for the three months ended September 30, 2005, an increase of $15.3 million, or 51.2%, compared to $29.9 million for the three months ended September 30, 2004. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers and the cost associated with providing certain acquired subscribers with a new handset prior to their migration to our systems. The increase in cost of equipment was largely a result of costs associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset compatible with our systems. This migration resulted in approximately $7.7 million of equipment costs in the third quarter of 2005. In addition, sales to new subscribers increased as the result of higher gross subscriber additions, and sales to existing subscribers increased due to their transition from TDMA handsets to GSM/GPRS handsets.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation, asset disposal and non-cash compensation) were $93.9 million for the three months ended September 30, 2005, an increase of $39.1 million, or 71.4% compared to $54.8 million for the three months ended September 30, 2004. Selling expenses increased by $16.8 million, or 85.7%, primarily due to an increase in advertising and promotional costs of $10.0 million resulting from efforts to increase our advertising presence in markets we serve, higher commission expense of $4.3 million as the result of increased gross subscriber additions and higher fixed costs, such as retail store rent and personnel costs of $2.5 million due to increased sales distribution as the result of exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. General and administrative expenses increased $22.3 million, or 63.4%, primarily due to increases in customer care costs of approximately $12.0 million, of which approximately $7.4 million was as a result of migrating recently acquired subscribers in North Carolina, Puerto Rico and the U.S. Virgin Islands to our systems. The incremental migration costs in customer care include such items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. The remainder of the increase in customer care costs was largely due to outsourcing customer care in Puerto Rico. In addition, there was an incremental property tax expense of approximately $1.2 million related to higher property tax rates in the newly acquired Puerto Rico market when compared to our historic experience. Also, bad debt expense was approximately $2.4 million higher due to certain service offerings to credit challenged subscribers, and legal expense was approximately $1.6 million higher than the comparable period in 2004 due to the termination of our planned purchase of Urban Comm—North Carolina, Inc. and the related write-off of deferred legal fees. See Note 7 to our consolidated financial statements included in Item 1 of this Form 10-Q for more information. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 36.8% and 23.4% for the three months ended September 30, 2005 and 2004, respectively. This 13.4% increase is primarily attributable to an increase in the expenses discussed above. Because we substantially completed the integration of our recently acquired North Carolina, Puerto Rico and U.S. Virgin Islands markets in the third quarter of 2005, general and administrative expenses as a percentage of service revenue should decline in the near term. General and administrative expense as a percent of service revenue may further decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

Cost Per Gross Addition

Cost per gross addition, or CPGA, was $453 and $415 for the three months ended September 30, 2005 and 2004, respectively. The CPGA increase of $38 was primarily the result of increased advertising and promotional spending in the third quarter of 2005 related to our efforts to increase our advertising presence in the markets we serve, partially offset by lower net equipment costs and greater leverage on fixed acquisition costs, such as salaries and rent, due to higher gross subscriber additions. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded from CPGA, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Non-cash Compensation Expense

Non-cash compensation expense was $1.4 million for the three months ended September 30, 2005, a decrease of $3.5 million, or 71.4%, compared to $4.9 million for the three months ended September 30, 2004. Non-cash compensation represents the amortization of Holdings’ restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a decreased number of restricted Class A common shares vesting during the quarter, compared to the same period in 2004.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $84.4 million for the three months ended September 30, 2005, an increase of $37.5 million, or 80.0%, compared to $46.9 million for the three months ended September 30, 2004. This increase was primarily attributable to a $23.9 million increase in depreciation resulting from the acceleration of the depreciation of our TDMA wireless communications equipment. This acceleration resulted from the increased rate of the migration of our TDMA subscriber base to our overlapping next generation GSM/GPRS network in the second quarter of 2005, as well as a higher rate of churn for these customers during 2005 than was planned. The increase was also driven by a $10.8 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. Last, we recognized a $5.1 million loss on the sale of 29,139 subscribers to Cingular Wireless on September 20, 2005. See Note 10 to our consolidated financial statements included in Item 1 of this Form 10-Q for more information.

Interest Expense

Interest expense was $37.4 million, net of capitalized interest of $0.3 million, for the three months ended September 30, 2005. Interest expense was $31.6 million, net of capitalized interest of $0.2 million, for the three months ended September 30, 2004. The increase of $5.8 million, or 18.4%, relates primarily to the increase of $4.3 million of interest expense on our $250 million senior secured term loan that was entered into in November 2004. In addition, we did not receive any benefit related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $1.6 million in the three months ended September 30, 2004.

We had a weighted average interest rate of 8.47% for the three months ended September 30, 2005 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.30% weighted average interest rate for the three months ended September 30, 2004.

Other Expense

Other expense was $0.1 million for the three months ended September 30, 2005 and the three months ended September 30, 2004. Other expense for the three months ended September 30, 2005 consisted of additional costs related to the Cingular Wireless and AT&T Wireless exchange transaction consummated in the fourth quarter of 2004.

Interest and Other Income

Interest and other income was $2.3 million for the three months ended September 30, 2005, an increase of $2.0 million, compared to $0.3 million for the three months ended September 30, 2004. This increase was due primarily to higher average cash and short-term investment balances for the quarter ended September 30, 2005.

Income Tax Expense

Income tax expense was $3.3 million for the three months ended September 30, 2005, a decrease of $0.2 million, or 5.7%, compared to $3.5 million for the three months ended September 30, 2004.

Net Loss

Net loss was $118.7 million and $22.1 million for the three months ended September 30, 2005 and 2004, respectively. The net loss increase of $96.6 million resulted primarily from the items discussed above.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Subscribers

Net subscriber additions were negative 3,056 and positive 5,203 for the nine months ended September 30, 2005 and 2004, respectively. This decrease was driven primarily by higher subscriber churn, partially offset by an increase in gross subscriber additions.

Churn

Subscriber churn was 3.3% and 2.7% for the nine months ended September 30, 2005 and 2004, respectively. This increase resulted primarily from increased voluntary subscriber deactivations due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets. In addition, involuntary churn increased due to deactivations resulting from certain service offerings to credit challenged subscribers, which are prone to higher churn. We believe that churn may decrease in the fourth quarter of 2005 as a result of the reduced impact of the exchange transaction with AT&T Wireless and Cingular Wireless.

Average Revenue Per User

ARPU was $55.73 and $55.58 for the nine months ended September 30, 2005 and 2004, respectively. ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. The ARPU increase of $0.15, or 0.3%, was primarily the result of an increase in revenue from new features offered for an additional fee and billed airtime, partially offset by a decrease in average access revenue per subscriber and a decrease in the amount of cost recovery fees billed as the result of our “Truth in Wireless” pricing strategy.

Revenues

Total revenue increased 1.4% to $631.3 million for the nine months ended September 30, 2005 from $622.7 million for the nine months ended September 30, 2004. Service revenue for the nine months ended September 30, 2005 was $485.4 million, an increase of $32.0 million, or 7.1%, compared to $453.4 million for the nine months ended September 30, 2004. The increase in service revenue was due primarily to a larger subscriber base and slightly higher ARPU. Roaming revenue was $81.1 million for the nine months ended September 30, 2005, a decrease of $35.0 million, or 30.1%, compared to $116.1 million for the nine months ended September 30, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates and minutes of use associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. Equipment revenue was $64.8 million for the nine months ended September 30, 2005, an increase of $11.6 million, or 21.8%, compared to $53.2 million for the nine months ended September 30, 2004. The equipment revenue increase was due primarily to an increase in gross subscriber additions, an increase in handset sales to existing subscribers and an increase in handset prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of Service

Cost of service (excluding amortization, depreciation, asset disposal and non-cash compensation) was $196.3 million for the nine months ended September 30, 2005, an increase of $10.3 million, or 5.5%, compared to $186.0 million for the nine months ended September 30, 2004. This increase was primarily related to the increased costs of operating two fully deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $11.3 million and cell site and network repair and maintenance costs of $14.7 million. These increases were partially offset by a decline in incollect costs of $17.0 million resulting primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004, which resulted in lower per minute rates that are in line with current market rates. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 40.4% and 41.0% for the nine months ended September 30, 2005 and 2004, respectively. The decline of 0.6% was attributable to increased service revenue and a lower incollect rate per minute of use, partially offset by higher network costs, such as interconnect and cell site expenses.

Cost of Equipment

Cost of equipment was $129.4 million for the nine months ended September 30, 2005, an increase of $35.2 million, or 37.4%, compared to $94.2 million for the nine months ended September 30, 2004. The increase in cost of equipment was largely a result of costs associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset compatible with our systems. This migration resulted in approximately $18.5 million of equipment costs in the first nine months of 2005. In addition, sales to new subscribers increased as the result of higher gross subscriber additions, and sales to existing subscribers increased due to their transition from TDMA handsets to GSM/GPRS handsets.

Selling, General and Administrative Expense

Selling, general and administrative expenses (excluding amortization, depreciation, asset disposal and non-cash compensation) were $260.9 million for the nine months ended September 30, 2005, an increase of $83.1 million, or 46.7%, compared to $177.8 million for the nine months ended September 30, 2004. Selling expenses increased by $34.2 million, or 48.6%, primarily due to an increase in advertising and promotional costs of $23.7 million resulting from the launch of our SunCom brand, higher commission expense of $6.2 million as the result of increased gross subscriber additions and higher fixed costs, such as retail store rent and personnel costs of $4.3 million due to increased sales distribution as the result of an exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. General and administrative expenses increased $48.9 million, or 45.4%, primarily due to increases in customer care costs of approximately $27.5 million, of which approximately $17.6 million was as a result of migrating recently acquired subscribers in North Carolina, Puerto Rico and the U.S. Virgin Islands to our systems. The incremental migration costs in customer care include such items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. The remainder of the increase in customer care costs was largely due to outsourcing customer care in Puerto Rico. In addition, there was an incremental property tax expense of approximately $3.3 million related to higher property tax rates in the newly acquired Puerto Rico market when compared to our historic experience. Also, bad debt expense was approximately $2.3 million higher due to certain service offerings to credit challenged subscribers, and legal expense was approximately $1.5 million higher than the comparable period in 2004 due to the termination of our planned purchase of Urban Comm – North

Carolina, Inc. and the related write-off of deferred legal fees. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 32.2% and 23.7% for the nine months ended September 30, 2005 and 2004, respectively. This 8.5% increase is primarily attributable to an increase in the expenses discussed above.

Cost Per Gross Addition

CPGA was $447 and $418 for the nine months ended September 30, 2005 and 2004, respectively. The CPGA increase of $29 was primarily the result of increased advertising and promotional spending in the first nine months of 2005 related to our SunCom brand launch, partially offset by lower net equipment costs and greater leverage on fixed acquisition costs, such as salaries and rent, due to higher gross subscriber additions.

Non-cash Compensation Expense

Non-cash compensation expense was $7.8 million for the nine months ended September 30, 2005, a decrease of $8.6 million, or 52.4%, compared to $16.4 million for the nine months ended September 30, 2004. The decrease reflects a lower average share price for recent grants as well as a decreased number of Holdings’ restricted Class A common shares vesting during the period, compared to the same period in 2004.

Depreciation, Asset Disposal and Amortization Expense

Depreciation, asset disposal and amortization expense was $217.8 million for the nine months ended September 30, 2005, an increase of $86.2 million, or 65.5%, compared to $131.6 million for the nine months ended September 30, 2004. This increase was primarily attributable to a $47.8 million increase in depreciation resulting from the acceleration of the depreciation of our TDMA wireless communications equipment. This acceleration resulted from the increased rate of the migration of our TDMA subscriber base to our overlapping next generation GSM/GPRS network in the second quarter of 2005, as well as a higher rate of churn for these customers during 2005 than was planned. The increase was also driven by a $39.8 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. Last, we recognized a $5.1 million loss on the sale of 29,139 subscribers to Cingular Wireless on September 20, 2005. See Note 10 to our consolidated financial statements included in Item 1 of this Form 10-Q for more information. These increases were partially offset by a $7.9 million gain recognized on the sale of 160 cell towers during the second and third quarters of 2005. See Note 9 to our consolidated financial statements included in Item 1 of this Form 10-Q for more information.

Interest Expense

Interest expense was $111.1 million, net of capitalized interest of $0.7 million, for the nine months ended September 30, 2005. Interest expense was $93.9 million, net of capitalized interest of $0.7 million, for the nine months ended September 30, 2004. The increase of $17.2 million, or 18.3%, relates primarily to the increase of $11.9 million of interest expense on our $250 million senior secured term loan that was entered into in November 2004. In addition, we did not receive any benefit related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $5.5 million in the nine months ended September 30, 2004.

We had a weighted average interest rate of 8.40% for the nine months ended September 30, 2005 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.24% weighted average interest rate for the nine months ended September 30, 2004.

Other Expense

Other expense was $0.2 million for the nine months ended September 30, 2005, an increase of $0.1 million, compared to $0.1 million for the nine months ended September 30, 2004. Other expense for the nine months ended September 30, 2005 consisted of additional costs related to the Cingular Wireless and AT&T Wireless exchange transaction consummated in the fourth quarter of 2004.

Interest and Other Income

Interest and other income was $6.3 million for the nine months ended September 30, 2005, an increase of $5.4 million, compared to $0.9 million for the nine months ended September 30, 2004. This increase was due primarily to higher average cash and short-term investment balances for the period ended September 30, 2005.

Income Tax Expense

Income tax expense was $11.0 million for the nine months ended September 30, 2005, an increase of $0.7 million, or 6.8%, compared to $10.3 million for the nine months ended September 30, 2004. The increase stems primarily from the recognition of a greater deferred tax liability associated with the licenses that we recently acquired in the exchange transaction with Cingular Wireless and AT&T Wireless in December 2004. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs; therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss

Net loss was $296.9 million and $86.7 million for the nine months ended September 30, 2005 and 2004, respectively. The net loss increase of $210.2 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

As of September 30, 2005, we had $20.1 million in cash and cash equivalents, compared to $8.4 million in cash and cash equivalents at December 31, 2004. In addition, we had $220.8 million of short-term investments as of September 30, 2005, compared to $305.5 million of short-term investments as of December 31, 2004. Net working capital was $217.0 million as of September 30, 2005 and $278.7 million as of December 31, 2004. Included in net working capital is an increased subscriber accounts receivable balance. The majority of the increased subscriber receivable balance is due to an $11.3 million purchase accounting adjustment made in the first quarter of 2005. See Note 8 to our consolidated financial statements included in Item 1 of this Form 10-Q for more information. In addition, current subscriber billing practices in the acquired North Carolina and Puerto Rico markets, among other things, have the effect of increasing accounts receivable levels when compared to accounts receivable levels prior to the exchange transaction . This increase resulted from our continued practice of billing all subscribers in the Puerto Rico market and the acquired North Carolina subscribers in arrears, rather than in advance. As the acquired North Carolina subscriber base deactivates over time, we believe that the days sales outstanding may begin to decline as we replace these acquired subscribers with bill in advance subscribers. Cash used by operating activities was $44.9 million for the nine months ended September 30, 2005, an increase of $117.5 million, compared to $72.6 million provided by operating activities for the nine months ended September 30, 2004. The increase in cash used by operating activities stems primarily from decreased roaming revenue of $35.0 million, one-time transition costs of $37.0 million incurred during the nine months ended September 30, 2005 to integrate subscribers acquired in the North Carolina and Puerto Rico footprints onto our systems and increased advertising and promotional spending of $23.7 million related to the launch of the SunCom brand. These costs were partially offset by a decrease in cash used by working capital of $10.4 million. Cash provided by investing activities was $58.5 million for the nine months ended September 30, 2005, an increase of $113.4 million, compared to $54.9 million of cash used by investing activities in the nine months ended September 30, 2004. The increase in cash provided by investing activities was primarily driven by the receipt of $47.1 million in association with our sale of wireless communication towers to Global Signal Inc. during the second and third quarters of 2005. The remaining increase was related to a net increase of $82.2 million in auction rate security sales, offset partially by an increase in capital expenditures of $21.9 million. Cash used in financing activities was $1.9 million for the nine months ended September 30, 2005, a decrease of $12.1 million, or 86.4%, compared to $14.0 million for the nine months ended September 30, 2004. The decrease in cash used by financing activities relates primarily to a $11.8 million decrease in our change in bank overdraft, $1.7 million of repayments from related parties and a $0.3 million decrease in our principal payments under capital lease obligations, offset partially by $1.9 million of repayments of our senior secured term loan.

Liquidity

We believe that cash on hand and short-term investments will be sufficient to meet our projected cash requirements for at least the next twelve months. Although we estimate that cash, cash equivalents and short-term investments will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future upgrades and advances in new technology. If necessary, we may need to access external sources of capital including the issuance of public debt securities. Our need to obtain additional cash from external sources will be impacted by our ability to reduce costs and to continue to achieve subscriber and revenue growth.

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

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appears above under “Results of Operations”. A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Revenue Per User (ARPU)	2004	2005	2004	2005
	(Dollars in thousands, except ARPU)
Service revenue	$150,272	$156,087	$453,394	$485,415
Subscriber retention credits	675	2,363	2,886	3,708
Revenue not generated by wireless subscribers	—	(4,094)	—	(10,626)

Adjusted service revenue	$150,947	$154,356	$456,280	$478,497
Average subscribers	909,468	942,328	912,080	953,960
ARPU	$55.32	$54.60	$55.58	$55.73

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Per Gross Addition (CPGA)	2004	2005	2004	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$19,624	$36,442	$70,278	$104,512
Total cost of equipment – transactions with new subscribers	19,524	23,038	61,539	69,260

CPGA operating expenses	$39,148	$59,480	$131,817	$173,772
Cost of service	$63,090	$69,866	$186,032	$196,260
Total cost of equipment – transactions with existing subscribers	10,339	22,172	32,667	60,107
General and administrative expense	35,144	57,411	107,543	156,398
Non-cash compensation	4,924	1,408	16,418	7,809
Depreciation and asset disposal	43,454	70,072	124,478	170,983
Amortization	3,489	14,288	7,091	46,860

Total operating expenses	$199,588	$294,697	$606,046	$812,189
CPGA operating expenses (from above)	$39,148	$59,480	$131,817	$173,772
Equipment revenue – transactions with new subscribers	(12,607)	(17,766)	(38,182)	(48,379)

CPGA costs, net	$26,541	$41,714	$93,635	$125,393
Gross subscriber additions	63,948	92,068	223,758	280,370
CPGA	$415	$453	$418	$447

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

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of September 30, 2005, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$712,867
Senior subordinated notes	$729,864
Subject to interest rate fluctuations:
Senior secured term loan	$248,125

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

Evaluation of Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer of SunCom (its principal executive officer and principal financial officer, respectively), as well as the Controller have concluded, based on their evaluation as of September 30, 2005, that SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

In December 2004, we completed an exchange transaction with Cingular Wireless and AT&T Wireless that resulted in SunCom receiving certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands. In conjunction with the closing of the exchange transaction, we entered into a transition services agreement with Cingular Wireless. As part of the transition services agreement, Cingular Wireless provides us with certain financial information on a monthly basis, and we utilize that information to record the financial activity of the acquired network assets and customers. We reconcile the financial information received to supporting schedules and records provided by Cingular Wireless but we rely on the veracity and completeness of the information and records provided by Cingular Wireless. The transition was substantially completed during the third quarter of 2005. As the transition of acquired customers and network assets continues over the next few months, we will review all processes and internal controls surrounding the recording of financial activity related to the transitioned assets. There were no changes to our internal controls over financial reporting related to our previously existing business that occurred during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNCOM WIRELESS, INC.

Date: November 14, 2005	By	/s/ MICHAEL E. KALOGRIS
Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: November 14, 2005	By:	/s/ DAVID D. CLARK
David D. Clark
Executive Vice President and Chief Financial Officer
(principal financial officer)