Form 10-K
period 2005-12-31
SUNCOM WIRELESS INC
filed 2006-03-16
CIK 1064735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

All of the registrant’s equity securities are owned indirectly by SunCom Wireless Holdings, Inc., which meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format pursuant to General Instruction I(2).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of March 16, 2006, 100 shares of registrant’s common stock were outstanding.

All of the registrant’s equity securities are held by SunCom Wireless Investment Co., LLC, a direct, wholly-owned subsidiary of SunCom Wireless Holdings, Inc. Accordingly, as of June 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter, there were no shares of the registrant’s voting or non-voting stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SUNCOM WIRELESS, INC.

FORM 10-K

i

PRELIMINARY NOTE

This annual report on Form 10-K is for the year ended December 31, 2005. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission, or the SEC, allows us to “incorporate by reference” certain information that we file with them, such as exhibits, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will and would or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The risk factors set forth under Item 1A of this annual report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the risk factors set forth under Item 1A of this annual report could have a material adverse effect on our business, results of operations and financial position.

ii

PART I

ITEM 1. BUSINESS

Introduction

Our principal offices are located at 1100 Cassatt Road, Berwyn, Pennsylvania 19312, and our telephone number at that address is (610) 651-5900. Our Internet address is http://www.suncom.com. The information in our website is not part of this report.

SunCom Wireless, Inc. is a direct, wholly-owned subsidiary of SunCom Wireless Investment Co., LLC. SunCom Wireless Investment Co., LLC is a direct, wholly-owned subsidiary of SunCom Wireless Holdings, Inc. Accordingly, SunCom Wireless, Inc. and its subsidiaries are indirect, wholly-owned subsidiaries of SunCom Wireless Holdings, Inc. In this report, we refer to: SunCom Wireless Holdings, Inc. as Holdings; SunCom Wireless Investment Co., LLC as SunCom Investment Company; and to SunCom Wireless, Inc. as SunCom. References to we, us and our refer to SunCom Wireless, Inc. and its wholly-owned subsidiaries collectively, unless the context requires otherwise.

Overview

We provide digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of December 31, 2005, our wireless communications network covered approximately 14.8 million potential customers in a contiguous geographic area primarily encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.

We provide wireless communications services under the SunCom Wireless brand name. From 1998 until December 2004, we were a member of the AT&T Wireless network and a strategic partner with AT&T Wireless. Beginning in 1998, AT&T Wireless contributed to us personal communications services, or PCS, licenses covering various markets in the southeastern United States in exchange for an equity position in Holdings. As part of our transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T Corp. within our region.

In October 2004, Cingular Wireless acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, SunCom, AT&T Wireless and Cingular Wireless (and certain of their subsidiaries) entered into certain agreements to modify our relationships with AT&T Wireless. Under these agreements, which are described in detail below, AT&T Wireless surrendered to Holdings, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in Holdings held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permitted Cingular Wireless entry into our service area and provided us the opportunity to offer service in markets where we were previously prohibited from doing so.

Two of the agreements with AT&T Wireless and Cingular Wireless were entered into on July 7, 2004.

•	Triton Holdings Agreement. On October 26, 2004 (the date Cingular Wireless consummated its acquisition of AT&T Wireless), pursuant to an agreement dated July 7, 2004 by and among Holdings, AT&T Wireless Services, Inc., AT&T Wireless PCS LLC and Cingular Wireless LLC, which we refer to as the Triton Holdings Agreement, AT&T Wireless PCS surrendered to Holdings all of the Holdings stock owned by AT&T Wireless. Upon the surrender by AT&T Wireless PCS of its Holdings stock, Holdings’ First Amended and Restated Stockholders’ Agreement was terminated. In addition, Holdings’ Investors Stockholders’ Agreement, dated as of February 4, 1998, as amended, by and among Holdings’ initial cash equity investors and certain of its management stockholders, also was terminated pursuant to its terms upon termination of the First Amended and Restated Stockholders’ Agreement. The termination of the First Amended and Restated Stockholders’ Agreement allowed Cingular Wireless to operate in regions where SunCom once had the right to operate exclusively and allowed SunCom to operate in areas where it was once prohibited from doing so. Also pursuant to the Triton Holdings Agreement, AT&T Wireless transferred to SunCom its interest in the entity that controls the “SunCom” brand name and related trademarks and waived the payment of a $3.5 million dividend previously declared by Holdings on its Series A preferred stock.

•

Triton PCS Agreement. Pursuant to an agreement dated July 7, 2004 by and among SunCom, AT&T Wireless, AT&T Wireless PCS LLC and Cingular Wireless, which we refer to as the Triton PCS Agreement, on October 26,

2004, SunCom’s roaming agreement with AT&T Wireless was terminated and SunCom’s roaming agreement with Cingular Wireless was amended to extend the term and reduce the roaming rates payable to SunCom and its affiliates thereunder. Without the exclusivity agreement that previously applied to AT&T Wireless, Cingular Wireless does not rely on our network for service to the same degree that AT&T Wireless did in the past. As a result, lower roaming rates had a negative impact on our revenue for the year ended December 31, 2005. However, since the rates are reciprocal, we are able to offer our customers wide-area rate plans at acceptable rates of return due to lower expense associated with reduced roaming rates. In addition, under the Triton PCS Agreement, AT&T Wireless transferred certain Federal Communications Commission, or FCC, licenses covering Savannah, Georgia, and Asheville, Wilmington and Jacksonville, North Carolina, to SunCom in exchange for certain FCC licenses held by SunCom covering Savannah and Augusta, Georgia. As additional consideration for this license exchange, Cingular Wireless also paid SunCom approximately $4.7 million.

When the Triton Holdings Agreement and the Triton PCS Agreement were entered into in July 2004, the parties also announced that they had entered into a non-binding letter of intent to consider a possible exchange of wireless network assets. The proposal to enter into an exchange transaction arose during the course of the broad-ranging discussion of the parties’ future business relationships. After a series of negotiations over the subsequent three months, Holdings, AT&T Wireless and Cingular Wireless entered into the Exchange Agreement described below.

•	Exchange Agreement. On September 21, 2004, we entered into an Exchange Agreement with AT&T Wireless and Cingular Wireless, which we refer to as the Exchange Agreement. On December 1, 2004, pursuant to the closing of the first stage of the Exchange Agreement, SunCom transferred PCS network assets held for use in its Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands and the payment by Cingular Wireless to SunCom of $175 million. On November 22, 2005, pursuant to the closing of the second stage of the Exchange Agreement and subsequent to receiving FCC approval, the parties exchanged equity interests in the subsidiaries holding the FCC licenses.

Between the first and second closings, the parties entered into spectrum lease agreements, which allowed each party to use the licensed PCS spectrum necessary to operate the businesses acquired pursuant to the first closing of the Exchange Agreement. Under one of the spectrum leases, SunCom had access to Cingular Wireless’ spectrum in certain of SunCom’s North Carolina markets and in Puerto Rico and the U.S. Virgin Islands. This spectrum lease provided SunCom with exclusive access to the spectrum, but control of the spectrum remained with Cingular Wireless. This spectrum lease terminated automatically upon the consummation of the second closing. A second spectrum lease provided SunCom with access to 10 megahertz of additional spectrum in Puerto Rico. Similar to the first spectrum lease, SunCom had exclusive access to the covered spectrum, but control of the spectrum remained with Cingular Wireless. This spectrum lease expired on December 1, 2005. This second spectrum lease existed because AT&T Wireless had been operating both Time Division Multiple Access, or TDMA, technology and global system for mobile communications and general packet radio service, or GSM/GPRS, technology in the Puerto Rico market with 35 megahertz of spectrum. With the successful migration of most of the Puerto Rico subscribers from TDMA technology to GSM/GPRS technology, SunCom was able to provide the same service level with 25 megahertz of spectrum as of December 1, 2005, the lease expiration date.

As a result of these transactions, we are no longer the exclusive provider of AT&T Wireless (now Cingular Wireless) PCS service in our markets. A decline in roaming revenue, largely as a result of the termination of our exclusivity arrangements with AT&T Wireless, has had, and will continue to have, a negative impact on our operating margins. In addition, incremental expenses related to the SunCom brand launch in our recently acquired North Carolina, Puerto Rico and the U.S. Virgin Islands markets and the re-launch of the SunCom brand in our previously existing markets, has had, and in the near term will continue to have, a negative impact on our operating margins. Therefore, until we further leverage our fixed costs over a larger subscriber base, our operating results will be lower than comparable historic periods.

Additionally, 2005 operating results have been negatively impacted by the cost to migrate our recently acquired subscribers in North Carolina and Puerto Rico to our systems. Before migrating the acquired GSM/GPRS subscribers in these markets to our systems, we needed to ensure that each subscriber’s handset was compatible with our network and billing platform. Ensuring compatibility required that each subscriber’s handset was individually converted or replaced with a new handset. This subscriber migration was completed in the third quarter of 2005. Costs associated with this process for the year ended December 31, 2005 were approximately $13.4 million and $23.0 million for our continental United States segment and our Puerto Rico and U.S. Virgin Islands segment, respectively, and are reflected in our results of operations for the year ended December 31, 2005.

We currently market our wireless service under the SunCom Wireless brand name. Our strategy is to provide extensive coverage to customers within our region, to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage and to benefit from roaming revenues generated by other carriers’ wireless customers who roam into our covered area.

We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our service area includes 11 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services over two overlapping networks. One network uses TDMA technology, and the second network utilizes GSM/GPRS technology, which is capable of providing enhanced voice and data services.

Since we began offering service in our markets, our subscriber base and total revenues have grown significantly. From our initial launch of personal communications services in January 1999, our subscriber base has grown to 965,822 subscribers as of December 31, 2005. As the result of our growing subscriber base, total revenues have increased from $131.5 million for the year ending December 31, 1999 to $826.2 million for the year ending December 31, 2005. Revenues consist primarily of monthly access, airtime, feature, long distance and roaming charges billed to our subscribers, equipment revenues generated by the sale of wireless handsets and accessories to our subscribers and roaming revenues generated by charges to other wireless carriers for their subscribers’ use of our network. As the result of the termination of Holdings’ First Amended and Restated Stockholders’ Agreement and the exclusivity arrangement with AT&T Wireless contained in that agreement, roaming revenue declined from the year ended December 31, 2004. Our net loss has increased from a loss of $149.4 million for the year ended December 31, 1999 to a net loss of $501.8 million for the year ended December 31, 2005, and we expect to incur net losses in the foreseeable future. The net loss increase is primarily due to increased costs, including an additional call center, resulting from operating in two non-contiguous geographic territories with a combined subscriber base comparable to that of our prior contiguous territory, higher marketing expenses to promote the SunCom Wireless brand, higher interest expense due to increased borrowings and higher depreciation expense related to accelerating depreciation on our TDMA assets. Also contributing to the net loss increase were the customer migration costs discussed above, an asset impairment charge on certain FCC licenses held in the continental United States segment and incremental costs of operating two fully-deployed network technologies over an expanded market footprint. As a result of our net loss for 2005, our accumulated deficit increased to $815.3 million as of December 31, 2005. Since the inception of our personal communications services in January 1999, our long-term debt has increased from $465.7 million to $1.7 billion. This increase is due primarily to the increased funding required to build-out our network, which includes 2,593 cell sites and twelve switches.

Our goal is to provide our customers with simple, easy-to-use wireless services with superior call quality, personalized customer care and competitive pricing. We utilize a mix of sales and distribution channels, including as of December 31, 2005, a network of 115 company-owned SunCom retail stores, local retailers, direct sales representatives covering corporate accounts, E-commerce and telemarketing.

Recent Development

In January 2006, we announced that we will reorganize our continental United States operations during the first half of 2006. This reorganization will consolidate operations from a more decentralized structure and will result in the termination of approximately 49 positions, or 3% of our workforce. In addition, approximately 20 employees will be relocated as a result of the streamlining. These changes are a result of our recent strategic planning process. The total charge for severance and other employee termination expenses is expected to be approximately $1.6 million. We are currently evaluating the financial impact of other costs associated with the reorganization, including relocation costs of certain personnel, exit costs of the leases associated with certain administrative facilities and charges associated with certain leasehold improvements and the related leases.

Reportable Segments

Beginning in 2005, as a result of our acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands, we began operating as two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon geographic area of operation; one segment consists of our operations in the continental United States, and the other consists of our operations in Puerto Rico and the U.S. Virgin Islands. For further discussion of our segments, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” and Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5”.

Continental United States Segment

The continental United States segment provides digital wireless communication services in the southeastern United States, including North Carolina, South Carolina, Tennessee and Georgia, in an area that covers approximately 14.8 million potential customers. As of December 31, 2005, we had 698,971 wireless subscribers in this operating segment. Our wireless services are mainly distributed through our company-owned retail stores, local retailers, direct sales associates and telemarketing. As of

December 31, 2005, there were 90 retail stores and 27 direct sales representatives in this area, and we operated two customer care facilities in Richmond, Virginia and Charleston, South Carolina. Our continental United States network currently markets our GSM/GPRS technology, which supports advanced data technology and allows for greater functionality of phones and greater network efficiency. TDMA technology is also available in all of our continental U.S. markets for subscribers who have yet to migrate to GSM/GPRS. As of December 31, 2005, our continental United States network included 2,340 cell sites and ten switches.

Puerto Rico and the U.S. Virgin Islands Segment

We acquired the Puerto Rico and U.S. Virgin Islands segment during the fourth quarter of 2004 as a result of the Exchange Agreement we entered into with AT&T Wireless and Cingular Wireless. Puerto Rico is a U.S. dollar-denominated and FCC regulated commonwealth of the United States. San Juan, the capital of Puerto Rico, is currently one of the 25 largest U.S. wireless markets in terms of population. Our operations in this segment cover approximately 4.1 million potential customers, and as of December 31, 2005, we had 266,851 subscribers and 25 company-owned SunCom retail stores in our Puerto Rico market. Our Puerto Rico and U.S. Virgin Islands network currently markets GSM/GPRS technology, with most of the subscribers in this area utilizing GSM/GPRS technology. As of December 31, 2005, our Puerto Rico network included 253 cell sites and two switches.

Business Strategy and Competitive Strengths

Our objective is to become a leading provider of wireless communications services in the markets we serve by utilizing our competitive strengths and growing our subscriber base. We intend to achieve this objective by pursuing the following business strategies:

Continental United States

•	Provide Enhanced Value. We offer our customers rate plans tailored to their personal needs at competitive prices. Our affordable, simple pricing plans, including the Truth in Wireless Rate Plans, which emphasize no hidden fees, and the UnPlan, which provides essentially unlimited calling from a subscriber’s local calling area for a fixed price, are designed to promote the use of wireless services.

•	Attractive Licensed Area. We believe that we can continue to increase our subscriber base by penetrating our existing markets. Our markets have favorable demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our continental United States segment includes 9 of the top 100 markets in the country with population densities that are higher than the national average.

•	Network Quality. Our market research indicates that scope and quality of coverage are extremely important to customers in their choice of a wireless service provider. We are committed to making the capital investment required to maintain and operate a superior, high-quality network. Within our continental United States segment, we offer personal communications service to a population of approximately 14.8 million people in 27 markets. We operate a comprehensive network, which includes 2,340 cell sites and ten switches, offering both GSM/GPRS and TDMA digital technology. Our network is compatible with the networks of Cingular Wireless, T-Mobile and other wireless communications service providers that use either GSM/GPRS or TDMA technology.

•	Deliver Quality Customer Service. We believe that superior customer service is a critical element in attracting and retaining customers. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. Through our interactive voice response system, or IVR, and our state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, we emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. During 2005, we supplemented these facilities with customer care services provided by Center Partners in Fort Collins, Colorado.

Puerto Rico and U.S. Virgin Islands

•	Network Quality. Within our Puerto Rico and U.S. Virgin Islands segment, we offer personal communications service to a population of approximately 4.1 million people in three markets. We operate a comprehensive network, which includes 253 cell sites and two switches, offering both GSM/GPRS and TDMA digital technology. Our network is compatible with the networks of Cingular Wireless and other wireless communications service providers that use either GSM/GPRS or TDMA technology.

•

Provide Enhanced Features. According to our market research, a significant portion of the subscribers within our Puerto Rico segment utilize their wireless handset as their primary means of communication. As such, our advertising emphasizes that our rate plans include such features as unlimited calling, text and picture messaging, e-mail and internet capabilities. These features are designed to promote the use of wireless services within our Puerto Rico and U.S. Virgin Islands segment.

•	Attractive Licensed Area. We believe that we can continue to increase our subscriber base by penetrating our Puerto Rico and U.S. Virgin Islands markets that we acquired from Cingular Wireless in December 2004. According to the 2005 Paul Kagan Associates Report, San Juan, one of the three Puerto Rico segment markets in which we operate, is one of the top 25 largest U.S. markets in terms of population.

•	Deliver Quality Customer Service. Our point-of-sale activation process is designed to ensure quick and easy service initiation, including customer qualification. Through our IVR system and our state-of-the-art customer care facility in Caguas, Puerto Rico, we emphasize proactive and responsive customer care, including rapid call-answer times, welcome packages and anniversary calls. Although we outsource our Puerto Rico customer care facility to Atento de Puerto Rico, we manage the operations of this customer care center.

License Acquisition Transactions

Termination of Urban Comm-North Carolina, Inc. Acquisition

During the third quarter of 2005, we exercised our termination right and cancelled our planned purchase of Urban Comm – North Carolina, Inc., or Urban. The purchase agreement, which was finalized on October 28, 2004 but required the acceptance of Urban’s creditors and the approval of the Bankruptcy Court, called for SunCom to acquire the outstanding stock of Urban, whose sole assets consisted of FCC wireless licenses in 20 basic trading areas for $113.0 million in cash. During September 2005, SunCom was refunded a $5.0 million deposit related to the planned purchase.

Tower Sale

In March 2005, we agreed to sell 169 wireless communications towers located in North Carolina, South Carolina and Puerto Rico to Global Signal Acquisitions LLC, a wholly-owned subsidiary of Global Signal Inc. As of December 31, 2005, we had completed the sale of 160 of the original 169 towers, as well as an additional seven optional towers, to Global Signal, including related assets and certain liabilities, for $52.3 million, reflecting a purchase price of approximately $0.3 million per site. In June 2005, we entered into a master lease agreement with Global Signal, pursuant to which we agreed to pay Global Signal monthly rent for the continued use of space that we occupied on the towers prior to their sale. The lease has an initial term of ten years, plus three five-year renewal options.

Subscriber Sale

On October 7, 2005, we entered into an agreement with Cingular Wireless, which was effective as of September 20, 2005, pursuant to which we transferred to Cingular Wireless 29,139 customers from our North Carolina and Puerto Rico networks. We originally acquired the transferred customers pursuant to the December 2004 exchange of network assets with Cingular Wireless, but the customers were maintained on Cingular’s billing system for transition purposes following the exchange. As consideration for the sale of these customers, Cingular agreed to pay us $3.1 million and to effect a settlement under the parties’ transitional billing arrangements for the affected customers.

Sales, Marketing and Distribution

Our sales strategy is to utilize multiple distribution channels to minimize customer acquisition costs and to maximize penetration within our licensed service area. Our distribution channels include a network of company-owned retail stores, a direct sales force for corporate accounts, independent agent retailers, telemarketing and e-commerce. During 2005, we focused on increasing our retail distribution in the North Carolina markets we acquired from AT&T Wireless in December 2004.

•	Company-Owned Retail Stores. We make extensive use of company-owned retail stores for the distribution and sale of our handsets and services. We believe that company-owned retail stores offer a considerable competitive advantage by providing a strong local presence, which is required to achieve high retail penetration in suburban and rural areas and the lowest customer acquisition cost. We had 115 company-owned SunCom retail stores open as of December 31, 2005. Of these 115 stores, 90 were located within the continental United States and 25 were located in Puerto Rico and the U.S. Virgin Islands.

•	Direct Sales. We focus our direct sales force on corporate users. As of December 31, 2005, our direct corporate sales force consisted of 37 dedicated professionals targeting wireless decision-makers within mid-sized corporations. Of these 37 direct sales associates, 27 were located within the continental United States and ten were located in Puerto Rico and the U.S. Virgin Islands.

•	Agent Distribution. We have distribution agreements with strategically-aligned regional agent retailers. These agents have 401 distribution points in the continental United States and 260 distribution points in Puerto Rico and the U.S. Virgin Islands.

•	Direct Marketing. We use direct marketing efforts such as direct mail and telemarketing to generate customer leads. Telemarketing sales allow us to maintain low selling costs and to sell additional features or customized services.

•	Website. We have established an online store on our website, http://www.suncom.com. Our online store conveys our marketing message and generates customers through online purchasing. We deliver all of the information a customer requires to make a purchasing decision on our website. Customers are able to choose rate plans, features, handsets and accessories. The online store provides a secure environment for transactions, and customers purchasing through the online store encounter a transaction experience similar to that of customers purchasing service through other channels.

We have developed our marketing strategy based on market research within our continental United States and Puerto Rico markets. We believe that our simple, attractive pricing plans, network reliability, targeted advertising and superior customer care will allow us to increase our subscriber base by maintaining customer satisfaction, thereby reducing customer turnover.

The following are key components of our marketing strategy:

•	Pricing. Our pricing plans are competitive and straightforward. We offer our customers large packages of minutes within our regional calling areas plus roaming access to the nation’s two largest GSM/GPRS networks. Most of our rate plans allow customers to make and receive calls without paying additional roaming or long distance charges within our regional calling area. It is by virtue of our extensive network and roaming arrangements with roaming partners, that we can offer such competitive rate plans. Our Truth in Wireless Rate Plans, which emphasize no hidden fees, and the UnPlan, which provides essentially unlimited calling from a subscriber’s local calling area at a fixed price are two examples of such rate plans.

•	Network Quality. Our commitment to making the capital investment necessary to maintain and operate a superior, high-quality network allows us to achieve coverage and call completion metrics that exceed those of our competitors.

•	Advertising. We believe our most successful marketing strategy is to establish a strong local presence in each of our markets. We are directing our media and promotional efforts at the local communities we serve with advertisements in local publications and sponsorship of local and regional events. We combine our local efforts with mass marketing strategies and tactics to build the SunCom brand locally. Our media effort includes television, radio, newspaper, magazine, outdoor and Internet advertisements to promote our brand. In addition, we use newspaper and radio advertising and our web page to promote specific product offerings and direct marketing programs for targeted audiences.

•	Customer Care. We are committed to building strong customer relationships by providing our customers with service that exceeds expectations. Within our continental United States segment, we currently operate state-of-the-art customer care facilities in Richmond, Virginia and Charleston, South Carolina, which house our customer service and collections personnel. These locations include approximately 432 customer care representatives and a sophisticated customer care information system, including an IVR call routing system. During 2005, we supplemented these facilities with customer care services provided by Center Partners in Fort Collins, Colorado. Within our Puerto Rico segment, we currently operate a state-of-the-art customer care facility in Caguas, Puerto Rico, which includes approximately 213 customer care representatives. Although we outsource our Puerto Rico customer care facility to Atento de Puerto Rico, we manage the operations of this customer care center.

Network Infrastructure

The principal objective for the build-out of our network was to maximize service levels within targeted demographic segments and geographic areas. Our network, offering both GSM/GPRS and TDMA technology, serves 27 markets in the continental United States, including 2,340 cell sites and ten switches and serves three markets in Puerto Rico and the U.S. Virgin Islands, including 253 cell sites and two switches. Our digital wireless network connects to local and long distance exchange carriers. We have interconnection agreements with telephone companies operating or providing services in the area where we are currently operating our digital personal communications services network. We use AT&T as our long distance carrier.

Network Operations

We have agreements for switched interconnection/backhaul, long distance, roaming, network monitoring and information technology services in order to effectively maintain, operate and expand our network.

Switched Interconnection/Backhaul. Our network is connected to the public switched telephone network to facilitate the origination and termination of traffic on our network.

Long Distance. We have a wholesale long distance agreement with AT&T that provides cost-effective rates for long distance services.

Roaming. Through our agreements with Cingular Wireless and T-Mobile, our customers have roaming capabilities on Cingular Wireless’ and T-Mobile’s nationwide networks. Further, we have established roaming agreements with other domestic and international wireless carriers, including in-region roaming agreements to enhance coverage where necessary in our service areas.

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

Network Digital Technology

Our network utilizes both GSM/GPRS and TDMA technology. In order to provide more advanced wireless data and voice services, we have deployed GSM/GPRS technology as an overlay to our TDMA network. We have deployed GSM/GPRS technology to provide more advanced data and voice services to new subscribers and to our existing subscribers who migrate to this technology. In addition, our GSM/GPRS deployment has enabled us to earn roaming revenue from other wireless carriers who are selling GSM/GPRS handsets. GSM/GPRS and TDMA technologies are currently used by two of the largest wireless communications companies in the United States: Cingular Wireless and T-Mobile. We currently plan to decommission our Puerto Rico and U.S. Virgin Islands TDMA network technology by March 31, 2006 and our continental United States TDMA network technology by June 30, 2006.

Federal Regulation

The wireless telecommunications industry is subject to extensive governmental regulation at the federal level and, to a smaller degree, the state and local levels. The information disclosed below is applicable to our licenses in the continental United States as well as Puerto Rico, unless specifically noted otherwise. We are subject to, among other federal statutes, the Communications Act of 1934, as amended from time to time, or the Communications Act, and the associated rules, regulations and policies promulgated by the FCC. Through the Communications Act, the FCC regulates aspects of the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States. Many FCC requirements impose certain restrictions on our business that could have the effect of increasing our costs. However, at this time, the FCC does not regulate wireless communications service rates, and the Communications Act preempts state and local rate and entry regulation of our wireless services, as described below.

Personal communications services and cellular systems are subject to certain Federal Aviation Administration, or FAA, regulations governing the location, lighting and construction of transmitter towers and antennas and may be subject to federal environmental laws and the FCC’s environmental regulations. Also, we use common carrier point-to-point microwave facilities to connect the transmitter, receivers and signaling equipment for some personal communications services system or cellular sites, and to link them to the main switching office. The FCC licenses these facilities separately and they are subject to regulation regarding technical and service parameters.

Additionally, as discussed below, we are subject to certain state and local regulations and approvals, including state or local zoning and land use regulations.

Licensing of Cellular and Personal Communications Services Systems. We hold a variety of cellular, PCS and microwave licenses, as authorized by the FCC. A broadband PCS system operates under a protected geographic service area license granted by the FCC for a particular market on one of six frequency blocks allocated for broadband PCS. Broadband PCS systems generally are used for two-way voice and high volume data applications. Narrowband PCS, in contrast, are used for non-voice applications such as paging and low volume data service and are separately licensed. The FCC has segmented the United States into PCS markets, resulting in 51 large regions, referred to as major trading areas, which are comprised of 493 smaller regions, referred to as basic trading areas. The FCC initially auctioned and awarded two broadband PCS licenses for each major trading area and four licenses for each basic trading area. The two major trading area licenses authorize the use of 30 megahertz of spectrum. One of the basic trading area licenses is for 30 megahertz of spectrum, and the other three are for 10 megahertz each. The FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis or both, to a third party. Two cellular licenses, 25 megahertz each, are also available in each market. Cellular markets are defined as either metropolitan or rural service areas and do not correspond to the broadband PCS markets. Specialized mobile radio service licenses can also be used for two-way voice applications. In total, eight or more licenses suitable for two-way voice and high volume data applications are available in a given geographic area.

All PCS licenses generally have 10-year terms, at the end of which they must be renewed. The FCC will award a renewal expectancy to a PCS licensee that has:

•	provided substantial service during its past license term; and

•	substantially complied with applicable FCC rules and policies and the Communications Act.

Cellular radio licenses also generally expire after a 10-year term and are renewable for periods of 10 years upon application to the FCC. Our one cellular license, which covers the Myrtle Beach area, could be revoked for cause and our license renewal application denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings and establish the qualifications for competing applications and the standards to be applied in hearings. Under current policies, the FCC will grant incumbent cellular licensees the same renewal expectancy granted to PCS licensees. We expect to meet all future application requirements with respect to the renewal of both our cellular and PCS licenses.

Build-Out and Microwave Relocation Obligations. PCS licensees generally must satisfy certain coverage requirements. In our case, we must construct facilities sufficient to offer radio signal coverage to one-third of the population in each of our service area within five years of the original license grants and to two-thirds of the population within ten years. Alternatively, we can make a showing of “substantial service,” a term which is not precisely defined under the FCC’s rules although the FCC has established a “safe harbor” under which a mobile licensee will meet the substantial service requirement if it provides coverage to at least 75 percent of the geographic area of at least 20 percent of the rural areas within the licensed area. Licensees that fail to meet the coverage requirements may be subject to forfeiture of their licenses. We have met the five-year construction deadline for all of our PCS licenses. We have also met all of our ten-year construction deadlines that have come due, and these licenses have been successfully renewed. We currently hold another seven PCS licenses with ten-year construction deadlines that occur in 2007. We hold other PCS licenses, each obtained through the partitioning or disaggregation of an existing license, where the coverage obligation for the entire license area was assumed by the initial licensee. Likewise, our cellular license is not subject to any further coverage requirements. In 2003, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposals to expand licensee build-out requirements. Among the proposals examined were proposals to adopt additional coverage requirements beyond the initial 10-year license term and proposals to reclaim spectrum that is not in use by a defined period of time. In July 2004, the FCC acknowledged a preference for market-based mechanisms to facilitate spectrum access, but also stated that it may be appropriate at some time to revert to a re-licensing approach if spectrum is not being used. The FCC therefore sought further comment on possible re-licensing approaches and construction obligations for current and future licensees who hold licenses beyond their first term.

When it was licensed, PCS spectrum was encumbered by existing licensees that operate certain fixed microwave systems. To secure a sufficient amount of unencumbered spectrum to operate our PCS systems efficiently and with adequate population coverage, we have relocated several of these incumbent licensees. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted:

•	a transition plan to relocate such microwave operators to other spectrum blocks; and

•	a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, those licensees will share the cost of the relocation.

The transition and cost sharing plans expired on April 4, 2005, at which time remaining microwave incumbents in the PCS spectrum became responsible for the costs of relocating to alternate spectrum locations. Our cellular license is not encumbered by existing microwave licenses.

Spectrum Caps and Spectrum Leasing. Prior to 2003, the FCC had specific spectrum aggregation limits, known as spectrum caps, for attributable interests in broadband PCS, specialized mobile radio services and cellular licensees in any geographical area. Although there is no longer a specified limit on spectrum holdings, the FCC evaluates commercial wireless transactions on a case-by-case basis to determine whether such transactions will result in too much concentration in wireless markets. While the FCC has permitted licensees to own up to 80 megahertz of spectrum in particular markets, recent transactions indicate that the FCC currently uses a “soft” spectrum cap of 70 megahertz when evaluating the competitive impact of a proposed transaction.

FCC rules permit spectrum licensees to enter leasing agreements with third parties. They allow wireless licensees, like us, to lease their spectrum to third parties on either a short-term or long-term basis. Two leasing options are available. The first, which requires prior FCC notice but not prior FCC approval, allows parties to lease spectrum as long as the licensee retains a certain degree of control over the license. The second, which requires prior FCC approval, allows parties to lease spectrum where the lessee is in actual control of the license, although the licensee retains legal control. FCC rules also provide for “private commons” spectrum access arrangements under which spectrum licensees can make their spectrum available for use by advanced technologies in a manner similar to that by which unlicensed users gain access to unlicensed spectrum. We currently do not lease or otherwise make available any spectrum under any option.

New Spectrum Opportunities and Advanced Wireless Data Services. In addition to the spectrum currently licensed for PCS, cellular and specialized mobile radio services, the FCC has allocated additional spectrum for wireless carrier use. While this spectrum may be used by new companies that would compete directly with us, this spectrum could also be acquired by existing wireless companies and used to provide advanced or third generation data services, such as those we plan to offer over our GSM/GPRS network. This new spectrum includes 30 megahertz in the upper 700 megahertz band that is currently used by television broadcasters during their transition to digital television; ending in February 2009; 90 megahertz in the 1710-1755 and 2110-2155 megahertz bands that currently has both governmental and non-governmental users, including the multipoint distribution service; and 20 megahertz of spectrum that includes the so-called H block at 1915-1920 megahertz paired with 1995-2000 megahertz, and the so-called J block at 2020-2025 megahertz paired with 2175-2180 megahertz (which are currently used by unlicensed PCS, mobile satellite services, broadcast auxiliary service and fixed service users and licensees). New spectrum licenses will be awarded by auction and the FCC has scheduled the auction for licenses in the 1710-1755 and 2110-2155 megahertz bands to begin June 29, 2006. The FCC also has changed the spectrum allocation available to certain mobile satellite service operators to allow them to integrate an ancillary terrestrial component into their networks, thereby enabling mobile satellite service operators to provide terrestrial wireless services to consumers in spectrum previously reserved only for satellite services. It is unclear what impact, if any, these allocations will have on our current operations.

In June 2004, the FCC announced it would auction over 200 broadband PCS licenses beginning January 12, 2005. The auction start date was later extended to January 26, 2005. These licenses were returned to the FCC as a result of license cancellations or terminations and the list of licenses available for auction included licenses within our current service area. The auction rules restricted parties that did not qualify under the FCC’s rules as a “designated entity” (a small business), including us, from bidding on some of the licenses. We did not participate in the auction, but Lafayette, in which SunCom Wireless Affiliate Company LLC, a direct, wholly-owned subsidiary of Holdings, has a minority, non-controlling ownership interest, participated in the auction as a designated entity, and was the high bidder for one license. The winning bid price for this license was approximately $0.4 million.

In February 2006, the FCC launched a rulemaking proceeding to reform its designated entity rules for upcoming auctions, including the June 2006 Advanced Wireless Services auction. The FCC tentatively concluded that it should prohibit the award of designated entity benefits to any entity with a “material relationship” with a “large in-region incumbent wireless service provider,” but the FCC sought comment on how these terms should be defined. We cannot predict how the final rules could affect competition for new spectrum in future FCC auctions, or how they could affect our ability, and the ability of our competitors, to partner with designated entities in those auctions.

Transfers and Assignments of Cellular and PCS Licenses. The Communications Act and FCC rules require the FCC’s prior approval of the assignment or transfer of control of a license for a PCS or cellular system. However, in an Order released in September 2004, the FCC determined that it will forbear from the prior approval requirement in certain situations. The new rules provide for immediate processing of transfer and assignment applications where the parties certify that they comply with foreign ownership and other basic licensee qualification requirements and that the proposed transaction will not result in overlap with other spectrum interests of the transferee, is not subject to transfer restrictions under the FCC’s designated entity rules, does not require any waivers of FCC rules, and does not involve any licenses subject to pending revocation or termination proceedings. Transactions that meet these criteria will be eligible for overnight electronic processing. Non-controlling interests in an entity that holds an FCC license generally may be bought or sold without FCC approval.

We may also be required to obtain approval of the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities having competent jurisdiction, if we sell or acquire PCS or cellular interests over a certain size.

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

Enhanced 911 Services. Commercial mobile radio service providers are required to transmit 911 calls and relay a caller’s automatic number identification and cell site to designated public safety answering points. This ability to relay a telephone number and originating cell site is known as Phase I enhanced 911, or “E-911,” deployment. FCC regulations also require wireless carriers to identify within certain parameters the location of 911 callers by adoption of either network-based or handset-based technologies. This more exact location reporting is known as Phase II E-911, and the FCC has adopted specific rules governing the accuracy of location information and deployment of the location capability. We are deploying a network-based technology to provide Phase II service. Current FCC rules do not specify the size of the geographic areas over which location accuracy measurements must be calculated. In October 2004, an association of public safety officials requested the FCC to clarify that carriers must satisfy the location accuracy requirements for each local public safety answering point area it serves, rather than averaging the results over a larger area, such as the carrier’s entire network. An FCC advisory council, however, has recommended that accuracy measurements be reported on a statewide basis. The FCC has not yet ruled on this issue. Depending on its ultimate decision, we could be required to incur additional costs to improve our location accuracy capabilities in certain areas.

FCC rules originally required carriers to provide Phase I service as of April 1, 1998, or within six months of a request from a public safety answering point, whichever is later, and to provide Phase II service as of October 1, 2001, or within six months of a request from a public safety answering point, whichever is later. Our Phase II service initial deadline was extended by the FCC to March 1, 2003, as was the deadline for other regional and local carriers. The six-month time frames for beginning Phase I or Phase II service do not apply if a public safety answering point does not have the equipment and other facilities necessary to receive and use the provided data. Public safety answering points and wireless carriers are permitted to extend these implementation timelines by mutual agreement. We file E911 quarterly reports with the FCC to identify our ongoing efforts to implement Phase I and Phase II service.

Radiofrequency Emissions. FCC guidelines adopted in 1996 limit the permissible human exposure to radiofrequency radiation from transmitters and other facilities. In December 2001, the FCC’s Office of Engineering and Technology, or OET, dismissed a Petition for Inquiry filed by EMR Network to initiate a proceeding to revise the FCC’s radio frequency guidelines. In August 2003, the full FCC upheld the OET, and EMR Network subsequently challenged the FCC’s decision in federal court. In December 2004, the United States Court of Appeals for the District of Columbia Circuit affirmed the FCC decision, and in June 2005, the United States Supreme Court declined to consider a petition for a writ of certiorari filed by EMR Network seeking to have the lower court’s decision overturned. In June 2003, the FCC adopted a Notice of Proposed Rulemaking seeking comment on proposed amendments to the current regulations relating to the compliance of transmitter facilities with radiofrequency guidelines and to procedures for evaluating radiofrequency exposure from mobile devices, such as handsets. This Notice remains pending, and it is not clear what effect, if any, any amendments to such regulations would have on our business.

Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and/or may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. However, reports and fact sheets from the British National Radiological Protection Board and Swedish Radiation Protection Authority released in 2004, the National Cancer Institute released in January 2002, the American Health Foundation released in December 2000 and the Danish Cancer Society released in February 2001, found no evidence that cell phones cause cancer, although some of the reports indicated that further study might be appropriate. Most recently, an October 2005 study published by researchers at the Washington University School of Medicine found that the electromagnetic radiation produced by cell phones does not promote cancer in mouse, hamster or human cells. However, a study released by European researchers in December 2004 said that the exposure to radio frequency emissions damaged DNA in cells in laboratory tests conducted over a period of four years. While the researchers did not then link radio frequency emissions to adverse health effects, the researchers did call for further study. Additional studies of radio frequency emissions are ongoing. The ultimate findings of these studies will not be known until they are completed and made public. Meanwhile, the National Cancer Institute has cautioned that all such studies have limitations, given the relatively short amount of time cellular phones have been widely available. In addition, the Federal Trade Commission issued a consumer alert in February 2002 for cell phone users who want to limit their exposure to radio frequency emissions from their cell phones. The alert advises, among other things, that cell phone users should limit use of their cell phones to short conversations and avoid cell phone use in areas where the signal is poor. Several lawsuits seeking to force wireless carriers to supply headsets with phones and to compensate consumers who have purchased radiation-reducing devices were dismissed by the courts in 2002 because of a lack of scientific evidence, but other lawsuits remain pending. We cannot predict the impact of these or other health related lawsuits on our business.

Interconnection. Under amendments to the Communications Act enacted in 1996, all telecommunications carriers, including PCS and cellular licensees, have a duty to interconnect with other carriers and local exchange carriers have additional specific obligations to interconnect. The amendments and the FCC’s implementing rules modified the previous regime for interconnection between local exchange carriers and wireless communications services providers, such as us, and adopted a series of requirements that have benefited the wireless industry. These requirements included compensation to carriers for terminating traffic originated by other carriers, a ban on any charges to other carriers by originating carriers, and specific rules governing the prices that can be charged for terminating compensation. Under the rules, prices for termination of traffic and certain other functions provided by local exchange carriers are set using a methodology known as “total element long run incremental cost,” or TELRIC. TELRIC is a forward-looking cost model that sets prices based on what the cost would be to provide network elements or facilities over the most efficient technology and network configuration. The statute also permits carriers to appeal public utility decisions implementing the statute and rules to United States District Courts, rather than state courts. As a result of these FCC rules, the charges that cellular and PCS operators pay to interconnect their traffic to the public switched telephone network have declined significantly from pre-1996 levels.

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

The FCC has been reviewing wireless carriers’ continued eligibility to receive universal service funding, as well as the appropriate amount of funding for various “eligible telecommunications carriers,” in two proceedings. In February 2004, the Federal-State Joint Board on Universal Service issued a recommended decision proposing that the FCC modify the current universal service rules. If adopted, the proposals would limit support to a single connection per customer and would narrow the circumstances under which a new service provider would be able to qualify for support. In June 2004, the FCC asked for public comment on the Federal-State Joint Board recommended decision, and in February 2005 the FCC decided that wireless carriers should remain eligible to receive universal service fund payments and that there should be no “primary line restriction” or limitation of support to a single line. The FCC did tighten the standards for its designation of wireless carriers as eligible to receive universal support by imposing new eligibility requirements, public interest determinations, and annual certification and reporting requirements, and the FCC encouraged states to adopt similar requirements as part of their universal service designation processes. In a second proceeding launched in 2004, the Federal-State Joint Board is considering the basis and amount of universal service support that telecommunications carriers should receive, including whether the current funding structure should be replaced with a forward-looking cost approach and whether wireless carrier support should be based on wireline incumbent costs or wireless carrier costs. Because we are now receiving universal service funding in Puerto Rico as a result of a recent transaction, any changes could limit our ability to continue to receive some or all of the universal service support that we are receiving in Puerto Rico, or to receive such funding in Georgia, North Carolina, Tennessee, and Virginia, where we have applied for Eligible Telecommunications Carrier status. Regardless of our ability to receive universal service funding for the supported services we provide, we are required to fund these federal programs and may also be required to contribute to state universal service programs.

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

In August 2004, the FCC released a Notice of Proposed Rulemaking and Declaratory Ruling proposing new rules governing CALEA. The notice largely endorses proposals by federal law enforcement agencies in a February 2004 filing. If adopted, the rules proposed in the notice would subject a wider range of services to CALEA, greatly limit the availability of waivers from the CALEA rules and shift costs for complying with CALEA from law enforcement agencies to service providers and customers. These changes could increase our costs and/or subject us to FCC enforcement actions. In September 2005, the FCC released an order that was limited to determining that facilities-based providers of broadband Internet access and interconnected voice over Internet protocol services are covered by CALEA and must come into compliance within 18 months. The order indicated that the FCC would defer, until an unspecified later date, decisions on the remaining issues raised in the notice.

Telephone Numbers. Like other telecommunications carriers, we must have access to telephone numbers to serve our customers and to meet demand for new service. The FCC has adopted rules that could affect SunCom’s access to and use of telephone numbers. The most significant FCC rules are intended to promote the efficient use of telephone numbers by all telecommunications carriers. Under these rules:

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

Environmental Processing. The antenna structures we use are subject to the FCC’s rules implementing the National Environmental Policy Act and the National Historic Preservation Act, or the NHPA. Under these rules, any structure that may significantly affect the human environment or that may affect historic properties may not be constructed until the wireless provider has filed an environmental assessment and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if there is community opposition. In October 2004, the FCC released a Report and Order adopting a national agreement governing review of towers under the NHPA. The agreement defines when historic preservation analysis is required and not required for new and modified towers, creates new procedures for historic preservation review, including deadlines for reviewing entities, and outlines procedures for communications with Indian tribes and Native Hawaiian groups. In October 2005, the FCC released a declaratory ruling that further details and clarifies those procedures.

With regard to environmental policies affecting antenna structures, the FCC released a Notice of Inquiry in August 2003 on the potential effects of towers on migratory birds and in December 2004, the FCC sought comment on a report on this subject that was filed in the Notice of Inquiry proceeding. While this proceeding remains pending, environmental groups filed a petition with the United States Court of Appeals for the District of Columbia Circuit in April 2005, seeking to force the FCC to modify its environmental processing rules to address issues under the Migratory Bird Treaty Act. There is no schedule for court action on this petition.

Rate Integration. The FCC has determined that the interstate, interexchange offerings (commonly referred to as “long distance”) of wireless carriers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging and integration requires carriers to average interstate long distance wireless communications service rates between high cost and urban areas, and to offer comparable rates to all customers, including those living in Alaska, Hawaii, Puerto Rico, and the Virgin Islands. The United States Court of Appeals for the District of Columbia Circuit, however, rejected the FCC’s application of these requirements to wireless carriers, remanding the issue to the FCC to further consider whether wireless carriers should be required to average and integrate their long distance rates across all U.S. territories. The FCC has stated that, pending the outcome of additional proceedings to review the matter, the rate averaging and integration rules are not applicable to wireless carriers.

Privacy. The FCC has adopted rules limiting the use of customer proprietary network information, or CPNI, by telecommunications carriers, including us, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The rules give wireless carriers discretion to use CPNI, without customer approval, to market all customer equipment and information services used in connection with the provision of wireless services. The FCC also allows all telephone companies to use CPNI to solicit lost customers. FCC rules require that customer permission be obtained affirmatively to use such information to market non-communications services or to provide such information to unrelated third parties, but give carriers flexibility in obtaining that consent. In late 2005, the FCC launched an investigation of carrier compliance with the CPNI rules. In February 2006, along with all other carriers, we were required to submit a statement to the FCC certifying that we are in compliance with the rules. Also in February 2006, the FCC launched a rulemaking proceeding to consider new rules aimed at strengthening the protection afforded to CPNI. The FCC tentatively concluded that carriers should file annual compliance certificates along with a summary of all consumer complaints received in the past year regarding unauthorized release of CPNI and a summary of actions taken against third parties who attempt to obtain CPNI through fraudulent means.

Billing. Prior to 2005, the FCC imposed two fundamental billing rules on wireless carriers: (i) clearly identify the name of the service provider for each charge; and (ii) display a toll-free inquiry number for customers on all “paper copy” bills. In May

2004, the FCC released a Public Notice seeking comment on a petition filed by the National Association of State Utility Consumer Advocates, or NASUCA, asking the FCC to prohibit wireless and other carriers from using line-item charges on customer bills to recover their costs for various federal, state and local regulatory obligations. In response to the NASUCA petition, the FCC issued a March 2005 order that does not prohibit line-item charges as NASUCA requested, but established new rules requiring wireless carriers to describe each line-item charge using plain, clear language that does not mislead customers regarding whether each charge is mandated by the government. The new rules, frequently referred to as the truth-in-billing rules, also preempt state regulations that either require or prohibit the use of line-item charges for wireless service. In conjunction with the adoption of these new rules, the FCC launched an additional proceeding to determine whether it should: (i) require wireless carriers to disclose all line item charges to customers at the point of sale, (ii) require customer bills to include a separate section for government mandated line-item charges, (iii) preempt any state or local regulations of wireless billing that are more stringent than its own, or (iv) allow wireless carriers to combine various government-mandated charges into one line item. The truth-in-billing rules are currently subject to a pending appeal to the United States Court of Appeals for the Eleventh Circuit. Depending on the outcome of this appeal, as well as the additional FCC proceeding, we may need to clarify or remove certain line-item charges that are currently listed on our customer bills. If we are unable to recoup these charges through other means, the FCC’s decision and new proposals could have an impact on our revenues.

The FCC is also currently considering two petitions related to early termination fees charged by wireless carriers filed in 2005. The petitions seek a declaratory ruling stating that early termination fees are part of the “rates charged” by wireless carriers, and therefore exempt from state regulation under the Communications Act. One of the petitions was filed by SunCom in response to a court order in a pending South Carolina class-action lawsuit regarding SunCom’s early termination fees, and the other was filed by the Cellular Telecommunications and Internet Association in response to similar lawsuits filed against various wireless carriers in a number of states. If the FCC grants the petitions, the likely result will be to preempt state courts from adjudicating any disputes related to early termination fees.

Access for Individuals with Disabilities. The FCC requires telecommunications services providers, including us, to offer equipment and services that are accessible to and usable by persons with disabilities, if that equipment can be made available without much difficulty or expense. The rules require us to develop a process to evaluate the accessibility, usability and compatibility of covered services and equipment. In addition to these general obligations, in July 2003 the FCC adopted new hearing aid compatibility rules requiring that digital wireless phones be capable of effective use with hearing aids. The new rules incorporate two technical standards: one relating to reduced radiofrequency emissions, and one relating to compatibility with telecoils, a component used in certain types of hearing aids. With regard to the reduced radiofrequency emissions standard, carriers of our size were required to offer two compliant phones by September 2005. Due to the late availability of compliant phones and related materials from vendors, SunCom and other GSM carriers did not meet this deadline, but filed petitions for waiver with the FCC seeking extensions. We sought an extension until December 2005, and notified the FCC in early January that we are now in compliance with the rules. The FCC has not yet ruled on these waiver requests. Although we currently offer at least two phones that comply with the standard when operating in the 1900 MHz (PCS) band, we will be required by August 2006, to have at least two phones which meet the standard for the 800 MHz (cellular) band as well as the 1900 MHz band. In addition, by February 2008, at least 50 percent of the wireless phone models offered by us must be compliant with this standard. With regard to the telecoil compatibility standard, carriers of our size must offer two compliant phones by September 2006. While we expect our vendors ultimately to develop equipment compatible with the rules, we cannot be certain that we will be able to obtain this equipment by the FCC deadlines, or that we will not be required to make material changes to our product line.

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

State Regulation and Local Approvals

The Communications Act preempts state and local regulation of the entry of or the rates charged by any provider of private mobile radio service or of commercial mobile radio service, which includes PCS and cellular service. The Communications Act permits states to regulate the “other terms and conditions” of commercial mobile radio service. The FCC has not clearly defined what is meant by the “other terms and conditions” of commercial mobile radio service, but has upheld the legality of state universal service requirements on commercial mobile radio service carriers. The FCC also has held that private lawsuits based on state law claims concerning how wireless rates are promoted or disclosed may not be preempted by the Communications Act. Regulators and Attorneys General in several states are reviewing wireless carrier billing practices and network reliability and coverage issues. In some states, regulators are advocating new rules, and in others, Attorneys General are filing class action lawsuits against wireless carriers related to their billing practices that are purportedly deceptive. Should similar regulations be adopted or lawsuits filed against wireless carriers in the states in which we operate, there could be a material adverse impact on our business. To try to protect ourself against potential lawsuits or state or federal regulation, we have adopted the Cellular Telecommunications & Internet Association “Voluntary Consumer Code” that requires disclosure of certain billing and coverage information to consumers.

State and local governments are permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications providers, including PCS providers, so long as the compensation required is publicly disclosed by the government. The sitting of cells/base stations also remains subject to state and local jurisdiction, although proceedings are pending at the FCC relating to the scope of that authority. States also may impose competitively neutral requirements that are necessary for universal service or to defray the costs of state enhanced 911 services programs, to protect the public safety and welfare, to ensure continued service quality and to safeguard the rights of consumers.

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

The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the wireless telecommunications industry. Other existing federal regulations and, in many jurisdictions, state and local franchise requirements are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals that could change, in varying degrees, the manner in which wireless providers operate. Moreover, it is widely expected that Congress will begin the process of substantially rewriting the Telecommunications Act of 1996 in the near future. Neither the outcome of these proceedings nor their impact upon our operations or the wireless industry can be predicted at this time.

Competition

We compete, in the majority of our markets, against three of the four nationwide wireless carriers: Cingular Wireless, Verizon and Sprint/Nextel. Within our North Carolina, South Carolina, Georgia and Tennessee markets, additional competitors include ALLTEL Corporation, Hargray Wireless, Leap Wireless and U.S. Cellular. Within our Puerto Rico and U.S. Virgin Islands markets, additional competitors include Puerto Rico Telephone Company, Centennial Communications and Movistar. Historically, the most dominant competitors were the cellular incumbents, which in our markets were primarily Verizon, ALLTEL Corporation and U.S. Cellular. However, with the advent of PCS, other carriers such as Cingular Wireless, Sprint/Nextel and T-Mobile have gained significant market share. In addition, wireless resellers operating as mobile virtual network operators, or MVNOs, such as Virgin Mobile USA, are beginning to attract a significant number of subscribers, and entities such as ESPN and major cable operators have entered the wireless market as MVNOs in 2005. We believe that we are a leading service provider based on the fact that we have been able to expand our subscriber base through internal growth or acquisition every year since inception. In addition, our service levels and commitment to customer care have earned us various awards and recognition by third parties, including magazines and newspapers circulated within our service areas. Since our competitors do not disclose their subscriber count in specific regional service areas, we cannot accurately determine market share for each of these companies where we do business.

The principal competitive factors within our business consist of:

•	network quality, which is the coverage provided by our cell sites and infrastructure as well as roaming agreements with carriers that enable our customers to utilize their networks when traveling outside of our coverage area;

•	quality customer care, which includes the speed and accuracy of customer issue resolution;

•	price, which includes the monthly charges we bill our wireless subscribers; and

•	products offered, which include a variety of handsets and accessories with multiple capabilities, including data services.

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

Wireless providers are increasingly competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access are now available from PCS providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services. Our GSM/GPRS network overlay provides us the technology to offer more advanced wireless data services. Some of the national wireless carriers, such as Cingular Wireless, are beginning to bundle their wireless offerings with landline local or long distance services, a practice that could make these carriers’ wireless services more attractive to customers. Cable operators also are entering the wireless market as MVNOs with offers of bundled wireless and landline services, high-speed data and cable service.

Intellectual Property

Our brand name is SunCom. As a result of the consummation of the Triton Holdings Agreement described above under “Overview,” we own Affiliate License Co., LLC, which is the owner of the SUNCOM family of service marks. The SUNCOM service mark is registered with the United States Patent and Trademark Office (Reg. Nos. 2,367,621 and 2,576,959). The following services marks containing the word SUNCOM are also registered with the United States Patent and Trademark Office: SUNCOM and DESIGN (Reg. No. 2,831,052); SUNCOM CONNECT (Reg. No. 2,576,974); SUNCOM FYI (Reg. No. 2,793,440); SUNCOM INET (Reg. No. 2,886,969); SUNCOM KEEP TALKING (Reg. No. 2,793,501); SUNCOM PREPAID TO GO (Reg. No. 2,796,493); SUNCOM STATES ( Reg. No. 2,793,422); SUNCOM SUBSCRIPTION WIRELESS (Reg. No. 2,887,121); SUNCOM SUPERSTATES (Reg. No. 2,796,672); SUNCOM TO GO (Reg. No. 2,,796,492); SUNCOM UNLIMITED (Reg. No. 2,793,470); SUNCOM UNPLAN (Reg. No. 2,887,120); SUNCOM USA (Reg. No. 2,793,471); SUNCOM WELCOME HOME (Reg. No. 2,793,536); and SUNCOM WIRELESS and DESIGN (Reg. No. 2,860,451). In addition, the following marks that we use are registered with the United States Patent and Trademark Office: EVERYTHING UNDER THE SUN (Reg. No. 2,370,076); M-NET (Reg. Nos. 2,437,645 and 2,464,250); and WE GET IT (Reg. No. 2,448,313).

Employees

As of December 31, 2005, we had 1,959 employees. We believe that our relations with our employees are good.

Available Information

Holdings’ Board of Directors has established an Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and has adopted a written charter for each committee. Holdings’ Audit Committee also acts as the audit committee of SunCom. In addition, Holdings’ Board has adopted (i) Corporate Governance Principles and (ii) a Code of Ethics for Senior Financial Managers. Each committee charter, our Corporate Governance Principles and the Code of Ethics for Senior Financial Managers is available on our web site at www.suncom.com.

ITEM 1A. RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our notes could decline.

If we are unable to continue as a going concern, we may be required to substantially modify our business plan, restructure our balance sheet or file for bankruptcy protection.

Absent Holdings’ determination to make additional investments in us or our ability to secure additional financing, to generate more cash flows from operations in 2006 or to restructure our balance sheet, we may not have sufficient cash on hand to pay the interest on our debt securities beginning in early 2007. We can offer no assurance that the actions we take to address these conditions will be successful. Inclusion of a “going concern modification” in the report of our independent registered public accounting firm may have a negative impact on our ability to obtain financing with acceptable terms and may adversely impact the trading price of our notes.

We have experienced losses during four of the last five years, and we may be unable to regain profitability.

We reported significant net losses in four of the last five fiscal years. In 2004, we reported net income of $562.1 million. However, our profitability in 2004 was related to the gain arising from the consummation of our transactions with AT&T Wireless and Cingular Wireless. We may not achieve profitability or maintain profitability, if achieved, on a consistent basis. In addition, our operating expenses may increase in the future as we continue to upgrade our technology. If our gross profit does not grow to offset any such increased expenses, it will be more difficult to reverse our history of losses. Our improved financial performance will primarily depend on our ability to:

•	grow our subscriber base;

•	achieve our projected market penetration;

•	manage customer turnover rates effectively;

•	price our services competitively; and

•	control our operating and non-operating expenses.

We may not be able to successfully accomplish these tasks, and if we do not, we may not be able to achieve profitability. Continued losses would likely cause the trading price of our notes to decrease.

We are highly leveraged and do not project sufficient cash flow to fund our debt service and operating expenses past early 2007. Accordingly, absent Holdings’ determination to make additional investments in us or our ability to secure another source of liquidity this year, we will need to restructure our balance sheet and/or implement an alternative financial plan, such as a significant asset sale, to reduce our debt.

As of December 31, 2005, we had total consolidated long-term indebtedness of approximately $1.7 billion, represented by a senior secured term loan, a series of senior notes and two series of senior subordinated notes. The annual debt service on this long-term indebtedness is approximately $150 million. Our projected cash flow from operations is not expected to be sufficient to pay such debt service and fund our operating expenses and capital expenditure requirements past early 2007. Our inability to pay such debt service could result in a default on such indebtedness which, unless cured or waived, would have a material adverse effect on our liquidity and financial position. Accordingly, we have retained financial and legal advisors to assist us in evaluating options to improve our financial condition. While no definitive course of action has yet been adopted, absent Holdings determination to make additional investments in us or our ability to secure another source of liquidity this year, we will need to restructure our balance sheet, which may occur through a so-called “prepackaged” or “prearranged” bankruptcy, and/or implement an alternative financial plan, such as the sale of a significant portion of our assets, to reduce our long-term debt. There can be no assurance that any such deleveraging efforts will be successful and, if not, we may have to seek federal bankruptcy protection. In this connection, certain holders of our debt securities have raised legal questions regarding the $189 million dividend paid by us to our immediate parent, SunCom Wireless Investment Co., LLC, in November 2004. We continue to believe that such dividend was properly paid and we have been advised by Holdings that the dividend amount has not been utilized or otherwise distributed and remains an asset of SunCom Wireless Investment Co., LLC. Our independent registered public accounting firm, in their report on their audit of our financial statements as of December 31, 2005, has expressed substantial doubt about our ability to continue as a going concern.

Our future growth may require significant additional capital, and our substantial indebtedness could impair our ability to fund our capital requirements.

We believe that we have sufficient funds to finance our planned capital expenditures for network expansion and upgrades into early 2007, but we may require additional capital in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and other technological risks or if we acquire additional licenses. Currently, planned capital expenditures primarily consist of the continued coverage expansion of GSM/GPRS technology to increase capacity and enhance the network to support our expected increase in subscribers. GSM digital technology has positioned us to earn roaming revenue from other wireless carriers, such as T-Mobile and Cingular Wireless, which are selling GSM handsets. Sources of funding for our future capital requirements may include any or all of the following:

•	public offerings or private placements of debt securities;

•	commercial bank loans; and

•	equipment lease financing.

Due to our highly leveraged capital structure, additional financing may not be available to us, or, if it were available, it may not be available on a timely basis, on terms acceptable to us and within the limitations contained in the indentures governing our 9 3/8% notes, our 8 3/4% notes, our 8 1/2% notes, the documentation governing our senior secured term loan or any new financing arrangements. Failure to obtain any appropriate financing, should the need for it develop, could result in the delay or abandonment of our development and expansion plans and our failure to meet regulatory requirements. It could also impair our ability to meet our debt service requirements and could have a material adverse effect on our business.

Our debt instruments contain restrictive covenants that may limit our operating flexibility.

The indentures governing our 9 3/8% notes, our 8 3/4% notes and our 8 1/2% notes, as well as the documentation governing our senior secured term loan, contain significant covenants that limit our ability to engage in various transactions. In addition, under each of these documents, the occurrence of specific events, in some cases after notice and grace periods, would constitute an event of default permitting acceleration of the respective indebtedness.

These events include:

•	failure to comply with a document’s covenants;

•	material inaccuracies of representations and warranties;

•	specified defaults under or acceleration of other indebtedness; and

•	events of bankruptcy or insolvency.

The limitations imposed by our outstanding indebtedness are substantial, and failure to comply with them could have a material adverse effect on our business. We are currently in compliance with our debt covenants.

Our average revenue per user has declined for several years and may not stabilize.

Our average revenue per user, or ARPU, has weakened over the past several years, declining from $58.78 in 2001 to $54.79 in 2005. This trend has resulted primarily from:

•	increased competition, which has reduced pricing generally; and

•	expansion of subscriber bases to customers on lower price plans, such as prepaid plans and similar plans targeting different market segments.

As neither of these trends show signs of abating in the near term, we believe that ARPU will continue to be under pressure, notwithstanding increasing revenue from data services.

We have had and may continue to have difficulty penetrating the North Carolina markets we acquired from AT&T Wireless, which has adversely affected our results of operations and may continue to do so in the near future.

The success of our acquisition of AT&T Wireless’ systems in North Carolina will depend upon our ability to successfully penetrate this market. We no longer operate in Virginia, a market we knew well, and we now operate in the recently acquired North Carolina market, where the SunCom brand is relatively new. As a result of our recent entry into the acquired North Carolina market and the customer turnover experienced as a result of challenges encountered during the migration of acquired AT&T Wireless subscribers to our systems, we currently hold a smaller market position than we did upon the closing of our Exchange Agreement with AT&T Wireless and Cingular Wireless. In addition, our market position is smaller than that of several of our competitors, including Cingular Wireless and Verizon Wireless. We may not be able to successfully build strong brand identity and compete in this market.

Substantial competition in all aspects of our business could continue to cause reduced pricing and have adverse effects on our profit margins.

There is substantial competition in all aspects of the wireless communications industry. Our competitors are principally the three nationwide carriers, Cingular Wireless, Verizon Wireless and Sprint/Nextel, and a large number of regional providers of cellular, PCS and other wireless communications services, resellers and wireline telephone service providers. We expect robust competition to continue in the wake of Cingular Wireless’ acquisition of AT&T Wireless and the mergers of Sprint and Nextel and Alltel and Western Wireless. Competition continues to intensify as wireless carriers include more equipment discounts and bundled services in their offerings, including more minutes and free long distance and roaming services. This contributes to downward pressure on revenue growth and profit margins, and we expect this trend to continue.

Many of our competitors have substantial financial, technical, marketing, distribution and other resources. As a response to the intensifying competition, the need for cost reduction and the requirements for additional radio spectrum, we believe that the industry will continue to consolidate. This may produce larger and more formidable competitors with greater financial ability to continue to reduce prices to increase their customer base. As a result, our market share and profit margins may decrease.

Our business could be harmed by adverse regulatory changes.

U.S. telecommunications providers are subject to federal and state regulations that may change at any time. The FCC regulates the licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems to varying degrees, as do some state and local regulatory agencies. In addition, the FCC, in conjunction with the FAA, regulates tower marking and lighting. We cannot assure you that the FCC, the FAA or the state and local agencies having jurisdiction over our business will not adopt regulations or take other actions that would adversely affect our business.

FCC regulations and government policy in general promote robust competition, and new rules or changes to existing rules, such as rules providing for spectrum leasing and requiring wireless local number portability for customers changing wireless local carriers, could increase this trend and result in higher churn and lower margins.

Our inability to effectively manage our planned growth could adversely affect our operations.

We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience growth in the future. The management of such growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, ability to attract and retain qualified management personnel and the training of new personnel. Failure to successfully manage our expected growth and development could have a material adverse effect on our business, results of operations and financial condition.

The wireless industry is experiencing rapid technological change, and we may lose customers if we fail to keep up with these changes.

The wireless telecommunications industry is experiencing significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of advanced wireless data services, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. New communications technologies, such as “Wi-Fi” and voice over Internet, are being developed and deployed by competitors, which may affect our ability to grow our wireless data and voice businesses. We may lose customers if we fail to keep up with these changes, and there is no guarantee that any new technologies developed and deployed by us will have long-term marketability.

A high rate of customer turnover would negatively impact our business and could reduce our revenues.

Many providers in the personal communications services industry, including SunCom, have experienced a high rate of customer turnover. The rate of customer turnover may be the result of several factors, including network coverage, reliability issues such as blocked and dropped calls, handset problems, non-use of phones, change of employment, affordability, customer care concerns and other competitive factors. Our strategy to address customer turnover may not be successful, or the rate of customer turnover may be unacceptable. A high rate of customer turnover could reduce our revenues and could have a material adverse effect on our competitive position and results of operations.

If our wireless service offerings or customer care service do not meet customer expectations, it could limit our ability to retain or attract customers.

Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance, quality, reliability and coverage of our wireless networks. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, consumer perceptions, customer care levels and rate plans. We may have difficulty retaining customers if we are unable to meet our customers’ expectations for network quality and coverage, billing systems or customer care. An inability to address those issues could limit our ability to expand our network capacity or subscriber base and place us at a competitive disadvantage to other wireless service providers in our markets. These issues could affect our ability to attract new subscribers as well.

Our FCC licenses are one of our principal assets, and our business could be harmed if the value of these licenses decreases or if our licenses are revoked by the FCC.

One of our principal assets is our portfolio of FCC licenses to provide cellular and personal communications services. The market for the purchase and sale of wireless licenses may not exist in the future or the values of our licenses in that market may fall. If the market value of our licenses were to decrease, we may incur impairment losses or a material loss upon the sale of any of our licenses. The future value of these licenses will largely be determined by the success of our business, but may also be affected by the availability of alternative spectrum in our license areas. In addition to the spectrum currently licensed for PCS, cellular and specialized mobile radio services, the FCC has announced plans to auction substantial additional Advanced Wireless Services spectrum for wireless carrier use in June 2006. While this spectrum may be used by new companies that would compete directly with us, this spectrum could also be acquired by existing wireless companies and used to provide advanced or third generation data services, such as those we plan to offer over our GSM/GPRS network.

The loss or revocation of any of our licenses by the FCC would have a material adverse effect on our business. Our personal communications services licenses began to be subject to renewal in 2005, and our cellular license for Myrtle Beach is subject to renewal in 2010. Our FCC licenses are also subject to fines or to potential revocation if we do not comply with the FCC’s rules.

Our Universal Service Funding may be reduced or eliminated.

Under the FCC’s current rules, Universal Service Funds are distributed to competitive carriers, including wireless carriers, operating in areas where the established landline carriers also receive such funding. In 2005, we received approximately $14.0 million of Universal Service Funds for our operations in Puerto Rico, and have applied for Eligible Telecommunications Carrier status in Georgia, North Carolina, Tennessee and Virginia. However, the Universal Service Fund rules are currently under review and could be substantially modified. As a result, there is no assurance that we will continue to receive any Universal Service Funds in the future, and the loss or reduction of this revenue could negatively impact our profitability.

Roaming revenue represents a significant portion of our total revenues, and its seasonality will subject our revenue and operating income (loss) to seasonal fluctuations.

In 2005, 2004 and 2003, approximately 12.5%, 17.8% and 22.3%, respectively, of our revenues were derived from roaming charges incurred by other wireless providers for use of our network by their customers who had traveled within our coverage area. A significant portion of that revenue was derived from Cingular Wireless’ customers. In our July 7, 2004 agreements with Cingular Wireless, we agreed to reduce the roaming rates Cingular Wireless pays to us for its customers’ use of our network. In addition, the Puerto Rico and U.S. Virgin Islands market generates less roaming revenue than did our former Virginia market. If roaming minutes of use were to decline significantly, we would not be able to maintain the roaming revenue we have historically realized and our results of operations could suffer.

Our coverage area includes a number of resort areas that contribute to our roaming revenue. As a result, our roaming revenue increases during vacation periods, introducing a measure of seasonality to our revenue and operating income (loss).

Termination or impairment of our relationship with a small number of key suppliers or vendors could adversely affect our revenues and results of operations.

We have developed relationships with a small number of key vendors for our supply of wireless handsets and devices, telecommunications infrastructure equipment, billing and customer care services and for information systems. We do not have operational or financial control over our key suppliers and have limited influence with respect to the manner in which these key suppliers conduct their businesses. If these companies were unable to honor, or otherwise failed to honor their obligations to us, or terminate their relationship with us, we could experience disruptions of our business and adverse effects on our revenues and results of operations.

Our success depends on our ability to attract and retain qualified personnel.

A small number of key executive officers manage our business. Their loss could have a material adverse effect on our operations. We believe that our future success will also depend in large part on our continued ability to attract and retain highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the personal communications services industry as the emerging personal communications services market develops, and we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We do not presently maintain key-man life insurance on any of our executives or other employees.

Equipment failure and disasters may adversely affect our operations.

A major equipment failure or a natural disaster, terrorist act or other breach of network security that affects our wireless telephone switching offices, microwave links, third-party owned local and long distance networks on which we rely, our cell sites or other equipment or the networks of other providers on which our customers roam could have a material adverse effect on our operations. While we have insurance coverage for some of these events, our inability to operate our wireless system, even for a limited time period, may result in a loss of customers or impair our ability to attract new customers, which would have a material adverse effect on our business, results of operations and financial condition.

If hand-held phones pose health and safety risks, we may be subject to new regulations, and there may be a decrease in demand for our services.

Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against other participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. While many of these lawsuits were dismissed because of a lack of scientific evidence linking wireless handsets with cancer, other lawsuits were recently sent back to the trial court for further review. In addition, future lawsuits could be filed based on new evidence.

If consumers’ health concerns over radio frequency emissions increase, they may be discouraged from using wireless handsets, and regulators may impose restrictions on the location and operation of cell sites. These concerns could have an adverse effect on the wireless communications industry and expose wireless providers to further litigation, which, even if not successful, can be costly to defend. We cannot assure you that government authorities will not increase regulation of wireless handsets and cell sites as a result of these health concerns or that wireless companies will not be held liable for costs or damages associated with these concerns. The actual or perceived risk of radio frequency emissions could also adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the wireless communications industry.

Our institutional investors invest in other wireless communications services companies, and conflicts of interest may arise from these investments and from other directorships held by Holdings’ directors that may not be resolved in our favor.

Our principal institutional investors, or their affiliates, may have investments in wireless communications services companies other than SunCom. These institutional investors may in the future invest in other entities that compete with us. In addition, several of Holdings’ directors serve as directors of other communications services companies. As a result, these directors may be subject to conflicts of interest during their tenure as directors of Holdings. Because of these potential conflicts, these directors may be required to disclose periodically financial or business opportunities to us and to the other companies to which they owe fiduciary duties.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

In the fourth quarter of 2004, SunCom paid a one-time, $189.0 million cash dividend on its common stock to the sole stockholder, SunCom Investment Company. SunCom does not anticipate paying any cash dividends on its common stock in the foreseeable future, and any dividends paid must comply with the covenants contained in the indentures governing our senior and subordinated notes as well as those contained in our senior secured term loan agreement.

SunCom has no securities authorized for issuance under equity compensation plans.

.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data derived from audited financial statements of SunCom for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. In addition, unaudited subscriber data for the same periods is presented. The following financial information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report or in previous annual filings on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Service	$635,038	$603,242	$576,359	$502,402	$387,381
Roaming	103,605	145,999	180,314	175,405	126,909
Equipment	87,515	68,959	53,426	38,178	25,810

Total revenues	826,158	818,200	810,099	715,985	540,100
Expenses:
Costs of service and equipment (excluding the below amortization and asset impairment, excluding depreciation and asset disposal of $272,235, $147,895, $131,968, $114,007 and $90,851, respectively, and excluding non-cash compensation of $665, $2,181, $3,300, $3,646 and $2,544, respectively)	437,240	367,240	348,856	296,598	248,013
Selling, general and administrative (excluding depreciation and asset disposal of $9,771, $13,313, $16,826, $16,072 and $16,657, respectively, and excluding non-cash compensation of $8,418, $17,784, $25,510, $17,784 and $14,647, respectively)	357,660	242,453	235,677	253,129	228,259

Termination benefits and other related charges	—	—	2,731	—	—
Non-cash compensation	9,083	19,965	28,810	21,430	17,191
Asset impairment	47,700	—	—	—	—
Depreciation and asset disposal (1)	282,006	161,208	148,794	130,079	107,508
Amortization	59,449	13,162	4,300	4,926	19,225

Total operating expenses	1,193,138	804,028	769,168	706,162	620,196

Income (loss) from operations	(366,980)	14,172	40,931	9,823	(80,096)
Interest expense	(148,871)	(128,627)	(141,210)	(144,086)	(117,499)
Other expense (2)	(157)	(3,092)	(2,898)	(7,693)	(18,034)
Debt extinguishment costs	—	—	(41,171)	—	—
Interest and other income (3)	8,480	2,548	2,285	6,292	18,322
Other gain (4)	—	679,515	—	—	—

Income (loss) before taxes	$(507,528)	$564,516	$(142,063)	$(135,664)	$(197,307)

Income tax (provision) benefit	5,693	(2,440)	(11,907)	(24,650)	(1,083)

Net income (loss)	$(501,835)	$562,076	$(153,970)	$(160,314)	$(198,390)

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,800	$8,351	$3,366	$14,133	$5,847
Short-term investments	139,050	305,500	102,600	198,317	365,241
Working capital	114,194	278,742	52,545	172,612	283,655
Property, plant and equipment, net	650,284	814,127	788,870	796,503	793,175
Intangible assets, net	844,113	984,052	488,883	395,249	283,847
Total assets	1,809,804	2,262,830	1,519,933	1,618,093	1,682,683
Long-term debt and capital lease obligations	1,689,351	1,688,318	1,443,788	1,413,263	1,344,291
Stockholder’s equity (deficit)	(260,061)	232,691	(179,308)	(59,664)	76,085

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except subscriber data)
Other Data:
Subscribers (end of period)	965,822	951,745	894,659	830,159	685,653
Cash flows from:
Operating activities	$(79,546)	$87,631	$136,919	$54,271	$(3,321)
Investing activities	85,318	(113,679)	(78,649)	(69,713)	(683,422)
Financing activities	1,677	31,033	(69,037)	23,728	690,973

(1)	Includes net losses of $4.7 million, $0.7 million, $4.4 million, $3.9 million and $0.2 million on the sale or disposal of assets for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
(2)	Includes losses of $0.0, $3.1 million, $2.0 million, $5.4 million and $12.9 million on our interest rate swap arrangements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
(3)	Includes a gain on debt extinguishment of $0.5 million as well as interest income for the year ended December 31, 2004. Amounts for the years ended December 31, 2005, 2003, 2002 and 2001 consist of interest income on our cash and short term investments.
(4)	Includes an aggregate gain of $679.5 million resulting from the consummation of the Triton PCS Agreement and the Exchange Agreement. Refer to “Overview” in Item 1 “Business” for more information about each of these agreements.

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

SunCom is a provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of December 31, 2005, we operated in a licensed area which covered approximately 14.8 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.

We provide wireless communications services under the SunCom Wireless brand name. From 1998 until December 2004, we were a member of the AT&T Wireless network and a strategic partner with AT&T Wireless. Beginning in 1998, AT&T Wireless contributed PCS licenses to us covering various markets in the southeastern United States in exchange for an equity position in Holdings. As part of our transactions with AT&T Wireless, we were granted the right to be the exclusive provider of wireless mobility services using co-branding with AT&T Corp. within our markets.

In October 2004, Cingular Wireless acquired all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless. In connection with this transaction, SunCom, AT&T Wireless and Cingular Wireless (and certain of their subsidiaries) entered into various agreements to modify our relationships with AT&T Wireless. Under these agreements, which are described in the “Overview” section of Item 1 of this annual report, AT&T Wireless surrendered to Holdings, following the October 2004 consummation of the AT&T Wireless-Cingular Wireless merger, all of the equity interests in Holdings held by AT&T Wireless, and the parties concurrently terminated the agreement under which AT&T Wireless had granted us the exclusive right to provide AT&T Wireless branded wireless services within our region. The termination of the exclusivity arrangement permits Cingular Wireless entry in our service area and provides us the opportunity to offer service in markets where we were previously prohibited.

Without the exclusivity agreement that previously applied to AT&T Wireless, Cingular Wireless does not rely on our network for service to the same degree that AT&T Wireless did in the past. As a result, lower roaming rates had a negative impact on our revenue for the year ended December 31, 2005. However, since the rates are reciprocal, we are able to offer our customers wide-area rate plans at acceptable rates of return due to lower expense associated with reduced roaming rates.

In addition, in December 2004, SunCom and Cingular Wireless completed a major exchange of wireless network properties, under which Cingular Wireless received our network assets and customers in Virginia and we received certain AT&T Wireless network assets and customers in North Carolina, Puerto Rico and the U.S. Virgin Islands, plus $175 million in cash. This exchange transaction transformed the geographic strategic focus of our wireless network by giving us a substantial new presence in the Charlotte, Raleigh/Durham and Greensboro, North Carolina markets and entry into the Puerto Rico market. Our entry into these markets allows us to operate a contiguous footprint in the Carolinas and provides us with a greater ability to grow our subscriber base and associated service revenue. However, roaming revenue has declined as Puerto Rico and the U.S. Virgin Islands markets generate less roaming revenue than our former Virginia market and there is a trend of declining roaming rates in the wireless marketplace.

Our strategy is to offer our customers high-quality, innovative voice and data services with coast-to-coast coverage, to provide extensive coverage to customers within our region and to generate revenue through relationships with other carriers whose customers roam into our covered area.

We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our service area includes 11 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services over two overlapping networks. One network utilizes TDMA technology, and the second network utilizes GSM/GPRS technology, which is capable of providing enhanced voice and data services.

Since we began offering service in our markets, our subscriber base and total revenues have grown significantly. From our initial launch of personal communications services in January 1999, our subscriber base has grown to 965,822 subscribers as of December 31, 2005. As the result of our growing subscriber base, total revenues have increased from $131.5 million for the year ending December 31, 1999 to $826.2 million for the year ending December 31, 2005. Revenues consist primarily of monthly access, airtime, feature, long distance and roaming charges billed to our subscribers, equipment revenues generated by the sale of wireless handsets and accessories to our subscribers and roaming revenues generated by charges to other wireless carriers for their subscribers’ use of our network. As the result of the termination of Holdings’ First Amended and Restated Stockholders’ Agreement and the exclusivity arrangement with AT&T Wireless contained in that agreement, roaming revenue declined from the year ended December 31, 2004. A decline in roaming revenue has had, and will continue to have, a negative impact on our operating margins. In addition, incremental expenses related to the SunCom brand launch in our recently acquired North Carolina, Puerto Rico and the U.S. Virgin Islands markets and the re-launch of the SunCom brand in our previously existing markets, has had, and in the near term will continue to have, a negative impact on our operating margins. Therefore, until we further leverage our fixed costs over a larger subscriber base, our operating results will be lower than comparable historic periods.

Our net loss has increased from a loss of $149.4 million for the year ended December 31, 1999 to net loss of $501.8 million for the year ended December 31, 2005, and we expect to incur net losses for the foreseeable future. The net loss increase is primarily due to increased costs, including an additional call center, resulting from operating in two separate geographic territories with a combined subscriber base comparable to that of our prior contiguous territory, higher marketing expenses to promote the SunCom Wireless brand, higher interest expense due to increased borrowings and higher depreciation expense related to accelerating depreciation on our TDMA assets. Also contributing to the net loss increase were the customer migration costs incurred to transition the acquired AT&T subscribers to our systems, an asset impairment charge on certain FCC licenses held in the continental United States reporting unit and the incremental costs of operating two fully-deployed network technologies over an expanded market footprint. As a result of our net loss in 2005, our accumulated deficit increased to $815.3 million as of December 31, 2005. Since the inception of our personal communications services in January 1999, our long-term debt has increased from $465.7 million to $1.7 billion. This increase is due primarily to the increased funding required to build-out our network, which includes 2,593 cell sites and twelve switches.

The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Our capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs and debt service related expenditures. We will have additional capital requirements for future upgrades due to advances in new technology. Approximately $195.1 million of Holdings’ short-term investments are held by SunCom Investment Company, our immediate parent, and therefore not currently available to us. Our projected cash flow from operations is not expected to be sufficient to pay our debt service and fund our operating expenses and required capital expenditures past early 2007. The annual debt service on our long-term indebtedness is approximately $150 million. Our inability to pay such debt service could result in a default on such indebtedness, which, unless cured or waived, would have a material adverse effect on our liquidity and financial position. Through March 16, 2006, Holdings’ management and its board of directors have not taken any actions to make additional investments in us. Holdings has retained financial and legal advisors to assist it in evaluating options to improve our financial condition. While no definitive course of action has yet been adopted, absent Holdings’ determination to make additional investments in us or our ability to obtain another source of liquidity this year, we will need to restructure our balance sheet, which may occur through a so-called “prepackaged” or “prearranged” bankruptcy, and/or implement an alternative financial plan, such as the sale of a significant portion of our assets, to reduce our long-term debt. If Holdings and SunCom are able to obtain an acceptable financial restructuring of our debt, Holdings will consider, but has undertaken no obligation to, making additional investments in us. There can be no assurance that any such deleveraging efforts will be successful and, if not, we may have to seek federal bankruptcy protection. Certain holders of our debt securities have raised legal questions regarding the $189 million dividend paid by us to SunCom Investment Company in November 2004. We continue to believe that such dividend was properly paid. Our independent registered public accounting firm, in their report on their audit of our financial statements as of December 31, 2005, has expressed substantial doubt about our ability to continue as a going concern.

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

•	We recognize revenues as services are rendered. Unbilled revenues result from service provided from the billing cycle end date to the end of the month and from other carriers’ customers using our network. Unearned revenues result from billing subscribers in advance for recurring charges such as access and features. In accordance with Emerging Issues Task Force, or EITF, 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, in a subscriber activation, the total proceeds are allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, the activation fee collected, up to the amount of the equipment margin, is recognized immediately as equipment revenue. Any subscriber activation fee collected in excess of the equipment margin is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services we offer and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our subscribers to make required payments. If the financial condition of a material portion of our subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate our allowance for doubtful accounts by applying estimated loss percentages against the aging of our accounts receivable balances. The estimated loss percentages are updated periodically and are based on our historical write-off experience, net of recoveries.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period we made that determination. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period we made that determination. We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances.

•	We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved. Our indefinite-lived intangible assets are FCC licenses and goodwill. We test investments in FCC licenses and goodwill for impairment annually or more frequently if events or changes in circumstances indicate that these indefinite-lived intangible assets may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 and our interpretation of EITF 02-7 “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets”, goodwill and FCC licenses are tested for impairment at the reporting unit level.

•	We estimate the useful lives of our property, plant and equipment and our finite-lived intangible assets in order to calculate depreciation and amortization expense on these assets. We periodically evaluate our useful lives, considering such factors as industry trends, new technologies and significant changes in the manner of use of the assets or in the strategy for our overall business. The actual useful lives may be different than our estimated useful lives, which would thereby result in different carrying values of our property, plant, equipment and intangible assets. These evaluations could result in a change in our depreciable lives and, therefore, our depreciation and amortization expense in future periods.

Revenue

We derive our revenue from the following sources:

•	Service. We sell wireless personal communications services. The various types of service revenue associated with wireless communications services for our subscribers include monthly recurring charges for access, features and fees and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. Our customers’ roaming charges are rate plan dependent and are based on the number of pooled minutes included in their plans. Service revenue also includes non-recurring activation service charges and Universal Service Fund program revenue.

•	Equipment. We sell wireless personal communications handsets, data devices and accessories that are used by our customers in connection with our wireless services. Equipment sales are a separate earnings process from other services offered by SunCom, and we recognize equipment sales upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

•	Roaming. We charge per minute fees and per kilobyte fees to other wireless telecommunications companies for their customers’ use of our network facilities to utilize wireless services. In addition, our roaming revenue is contingent upon our roaming partners’ subscriber growth, their use of our network as well as industry consolidation.

We believe our roaming revenues are subject to seasonality, as we expect to derive increased revenues from roaming during vacation periods, reflecting the large number of tourists visiting resorts in our coverage area. As a result of our roaming agreement with Cingular Wireless and our new service area resulting from our exchange transaction with Cingular Wireless and AT&T Wireless in the fourth quarter of 2004, roaming rates payable to SunCom decreased in the year ended December 31, 2005, resulting in significantly decreased revenue.

Costs and Expenses

Our costs of services and equipment include:

•	Equipment. We purchase personal communications services handsets and accessories from third party vendors to resell to our customers for use in connection with our services. Because, when selling directly to our customers, we subsidize the sale of handsets to encourage the use of our services, the cost of handsets is higher than the resale price to the customer. We do not manufacture any of this equipment.

•	Roaming Fees. We incur fees to other wireless communications companies based on airtime usage by our customers on other wireless communications networks.

•	Transport and Variable Interconnect. We incur charges associated with interconnection with wireline and other wireless carriers’ networks. These fees include fixed monthly connection costs and other variable fees based on minutes of use by our customers.

•	Variable Long Distance. We pay usage charges to long distance companies for long distance service provided to our customers. These variable charges are based on our subscribers’ usage, applied at pre-negotiated rates with the other carriers.

•	Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges.

Other expenses include:

•	Selling, General and Administrative. Our selling expense includes advertising and promotional costs, commission expense for our sales associates and agents and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes customer care, billing, financial services and bad debt, information technology, finance, accounting and legal services. Certain portions of functions such as customer care, billing, finance, accounting, human resources and legal services are centralized in order to achieve economies of scale.

•	Asset impairment. We performed our annual goodwill and indefinite-lived intangible asset impairment analysis, and based upon this evaluation, we recorded a non-cash asset impairment charge on our FCC licenses during the year ended December 31, 2005. We did not incur any impairment charges during the years ended December 31, 2003 and 2004.

•	Depreciation, Asset Disposal and Amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to twelve years, based upon estimated useful lives. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready our network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and is depreciated over the estimated useful life of the asset. Gains and losses incurred on the sale or disposal of company assets, including fixed assets and subscribers are recognized within the statement of operations. Amortization of finite-lived intangible assets, including branding and income leases, is computed using the straight-line method based upon estimated useful lives. Subscriber list intangibles are amortized based on the expected turnover rate of the associated subscribers. As the subscriber base decreases due to turnover, the related amortization decreases proportionately to the decline in the number of subscribers. We do not amortize our FCC licenses, as we believe they have indefinite lives.

•	Termination Benefits and Other Related Charges. For the year ended December 31, 2003, we recorded expenses related to a workforce reduction that occurred in January 2003. These expenses consisted primarily of one-time termination benefits and relocation expenses. We did not record any expenses related to workforce reduction in the years ended December 31, 2004 and 2005.

•	Non-cash Compensation. As of December 31, 2005, we recorded $6.1 million of deferred compensation associated with the issuances of Holdings’ common stock to employees and directors. We generally recognize this compensation over four to five years as the stock vests.

•	Interest Expense (Income). Interest expense through December 31, 2005 consisted primarily of interest on our senior secured term loan that expires in 2009, our 9 3/8% senior subordinated notes due 2011, our 8 3/4% senior subordinated notes due 2011 and our 8 1/2% senior notes due 2013, net of capitalized interest. Interest expense also includes the amortization of deferred costs incurred in connection with our issuance of debt instruments. Interest income is earned primarily on our cash and cash equivalents and short-term investments.

•	Other Expense. Other expense primarily includes losses incurred on our previously held interest rate swap agreements. As of December 31, 2005 and 2004, we did not have any interest rate swap arrangements.

•	Debt Extinguishment Costs. For the year ended December 31, 2003, we recorded expenses related to the retirement of our old credit facility and our 11% subordinated notes. These expenses consisted primarily of a premium paid to holders of the 11% subordinated notes who tendered their notes, tender offer fees and the write-off of deferred financing costs. We did not record any debt extinguishment costs in the years ended December 31, 2004 and 2005.

•	Other Income and Gain. For the year ended December 31, 2004, other income and gain consisted primarily of the gains resulting from the consummation of our definitive agreements with AT&T Wireless and Cingular Wireless and the repurchase of a portion of our 9 3/8% notes and our 8 3/4% notes. We did not record any other income or gain for the year ended December 31, 2005 and 2003.

•	Income Tax (Expense) Benefit. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” we provide valuation allowances for deferred tax assets for which we do not consider realization of such assets to be more likely than not. We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and may or may not be sustained on review by tax authorities. We adjust these additional accruals in light of changing facts and circumstances.

Our ability to improve our margins will depend on our ability to grow our subscriber base and to manage our variable costs, including selling costs per gross added subscriber, general and administrative expense and costs of maintaining and upgrading our network. We expect our operating costs to grow as our operations expand and our customer base and call volumes increase. Over time, these expenses should represent a reduced percentage of revenues as our customer base grows.

Results of Operations

Beginning in 2005, as a result of our acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands, we began operating as two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon geographic area of operation; one segment consists of our operations in the continental United States and the other consists of our operations in Puerto Rico and the U.S. Virgin Islands. Because we only owned and operated the newly acquired North Carolina and Puerto Rico and U.S. Virgin Islands markets for one month during the year ended December 31, 2004, we do not have sufficient information to compare and discuss year-over-year results for the reportable segments. As such, the discussion and analysis below was prepared on a consolidated basis, with relevant segment information provided as deemed useful. For further discussion of our segments, see Item 8 “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5 Segment Information”.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net subscriber additions were positive 43,216 and negative 14,344 for the year ended December 31, 2005 and 2004, respectively. This change was driven primarily by an increase in gross subscriber additions, offset partially by higher subscriber churn. We believe the year-over-year gross subscriber addition increase was the result of a significant marketing and branding initiative associated with our launch of the SunCom brand in the recently acquired Puerto Rico markets and the re-launch of the SunCom brand in our previously-owned markets. This increase in gross subscriber additions was partially offset by lower penetration in the newly acquired North Carolina market, which primarily resulted from challenges establishing the SunCom brand in the newly acquired North Carolina market, when compared to our penetration of our former Virginia market. Total subscribers were 965,822 as of December 31, 2005, an increase of 14,077, or 1.5%, over our subscriber total as of December 31, 2004. The increase in total subscribers was attributable to the net subscriber additions, partially offset by the sale of 29,139 subscribers to Cingular Wireless in September 2005. Continental United States subscribers decreased from 710,528 subscribers as of December 31, 2004 to 698,971 subscribers as of December 31, 2005, which was the result of the subscriber sale, offset partially by net subscriber additions. Puerto Rico and U.S. Virgin Islands subscribers increased from 241,217 subscribers as of December 31, 2004 to 266,851 subscribers as of December 31, 2005, which was the result of net subscriber additions.

	For the year ended December 31, 2005
	Continental United States	Puerto Rico and U.S. Virgin Islands	Consolidated
Gross Additions	280,079	123,624	403,703
Net Additions	17,091	26,125	43,216
Sale of Enterprise Subscribers	28,648	491	29,139
Ending Subscribers	698,971	266,851	965,822

Monthly subscriber churn was 3.2% and 2.8% for the year ended December 31, 2005 and 2004, respectively. This increase resulted primarily from increased voluntary subscriber deactivations due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets. In addition, involuntary churn increased due to deactivations resulting from certain service offerings to credit challenged subscribers, which are prone to higher churn. Monthly subscriber churn for the continental U.S. market and the Puerto Rico and U.S. Virgin Islands markets for the year ended December 31, 2005 was 3.1% and 3.3%, respectively. Monthly subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the respective period. We believe that churn may decrease in 2006 as a result of the reduced impact of the exchange transaction on our subscribers.

	For the year ended December 31, 2005
	Continental United States	Puerto Rico and U.S. Virgin Islands	Consolidated
Monthly Subscriber Churn	3.1%	3.3%	3.2%

Average revenue per user, or ARPU, was $54.79 and $55.35 for the year ended December 31, 2005 and 2004, respectively. ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. The ARPU decrease of $0.56, or 1.0%, was primarily the result of a decrease in average access revenue per subscriber and a decrease in the amount of cost recovery fees billed as the result of our “Truth in Wireless” pricing strategy, partially offset by an increase in revenue from usage of new features offered for an additional fee. ARPU for the continental U.S. and Puerto Rico for the year ended December 31, 2005 was $54.62 and $55.28, respectively. As the result of the anticipated mix of new rate plan offerings, such as add-a-line, and increased pricing competition, we expect ARPU to decline for the foreseeable future. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

	For the year ended December 31, 2005
	Continental United States	Puerto Rico and U.S. Virgin Islands	Consolidated
ARPU	$54.62	$55.28	$54.79

Total revenue increased 1.0% to $826.2 million for the year ended December 31, 2005 from $818.2 million for the year ended December 31, 2004. Service revenue for the year ended December 31, 2005 was $635.0 million, an increase of $31.8 million, or 5.3%, compared to $603.2 million for the year ended December 31, 2004. The increase in service revenue was due primarily to a larger average subscriber base, partially offset by lower ARPU. We expect subscriber growth in the future, which we expect will offset the ARPU decrease, and hence, we expect service revenue to continue to increase. Roaming revenue was $103.6 million for the year ended December 31, 2005, a decrease of $42.4 million, or 29.0%, compared to $146.0 million for the year ended December 31, 2004. The decrease in roaming revenue was primarily the result of reductions in roaming rates associated with the termination of our previously existing AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004. The decrease in roaming revenue related to these transactions was partially offset by an increase in roaming revenue related to our roaming agreement with T-Mobile, which commenced during 2004. Although we expect the growth of the wireless industry to continue, we believe that our roaming revenues will decrease in the future due to the industry trend of declining roaming rates and the impact of AT&T Wireless’ merger with Cingular Wireless on our roaming traffic. Equipment revenue was $87.5 million for the year ended December 31, 2005, an increase of $18.5 million, or 26.8%, compared to $69.0 million for the year ended December 31, 2004. The equipment revenue increase was due primarily to an increase in gross subscriber additions, an increase in handset sales to existing subscribers and an increase in handset prices resulting from the transition from TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of service (excluding amortization, depreciation, asset disposal and non-cash compensation) was $270.1 million for the year ended December 31, 2005, an increase of $25.7 million, or 10.5%, compared to $244.4 million for the year ended December 31, 2004. This increase was primarily related to the increased costs of operating two fully-deployed network technologies over an expanded market footprint as a result of the exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. Our expanded network and subscriber growth resulted in increased interconnect fees of $13.1 million and cell site and network repair and maintenance costs of $18.9 million. These increases were partially offset by a decline in incollect costs, which decreased from $75.2 million for the year ended December 31, 2004 to $66.1 million for the year ended December 31, 2005, or $9.1 million. This decrease resulted primarily from the termination of our AT&T Wireless roaming agreement and the amendment of our Cingular Wireless roaming agreement in October 2004, which resulted in lower per minute rates that are in line with current market rates. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 42.5% and 40.5% for the year ended December 31, 2005 and 2004, respectively. The increase of 2.0% was attributable to higher network costs, such as interconnect and cell site expenses, partially offset by increased service revenue and a lower incollect rate per minute of use. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.

Cost of equipment was $167.1 million for the year ended December 31, 2005, an increase of $44.2 million, or 36.0%, compared to $122.9 million for the year ended December 31, 2004. The increase in cost of equipment was largely a result of costs associated with providing certain subscribers in the acquired North Carolina and Puerto Rico markets with a new handset compatible with our systems. This migration resulted in approximately $17.5 million of equipment costs for the year ended December 31, 2005. Of this amount, $5.3 million was related to our continental United States segment and $12.2 million was related to our Puerto Rico and U.S. Virgin Islands segment. In addition, sales to new subscribers increased as the result of higher gross subscriber additions, and sales to existing subscribers increased due to their transition from TDMA handsets to GSM/GPRS handsets.

Selling, general and administrative expenses (excluding amortization, depreciation, asset disposal and non-cash compensation) were $357.7 million for the year ended December 31, 2005, an increase of $115.2 million, or 47.5%, compared to $242.5 million for the year ended December 31, 2004. Selling expenses increased by $50.2 million, or 52.1%, primarily due to (i) an increase in advertising and promotional costs of $29.6 million resulting from the launch of our SunCom brand, (ii) higher commission expense of $13.0 million as the result of increased gross subscriber additions and (iii) higher fixed costs, such as retail store rent and personnel costs, of $7.6 million due to increased sales distribution as the result of an exchange transaction with AT&T Wireless and Cingular Wireless in December 2004. General and administrative expenses increased $65.0 million, or 44.5%, primarily due to increases in customer care costs of approximately $30.9 million, of which approximately $18.1 million was as a result of migrating recently acquired subscribers in the acquired North Carolina and Puerto Rico markets to our systems. Of this $18.1 million, $7.3 million was related to our continental United States segment and $10.8 million was related to our Puerto Rico segment. The incremental migration costs in customer care include such items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. The remainder of the increase in customer care costs was largely due to operating three customer care centers during 2005, compared to two centers for the majority of 2004. In addition, bad debt expense was approximately $8.4 million higher due to the transition’s negative impact on the recently acquired subscribers in the North Carolina and Puerto Rico markets and certain service offerings to credit challenged subscribers. In addition, headcount costs, such as salary, bonus and benefits, increased approximately $6.8 million as a result of increased headcount necessary because of the non-contiguous nature of our footprint subsequent to our exchange transaction with Cingular Wireless and AT&T Wireless. Last, legal expense was approximately $2.5 million higher than the comparable period in 2004 due to the termination of our planned purchase of Urban and the related write-off of deferred legal fees as well as legal services performed for other company projects. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 33.2% and 24.2% for the year ended December 31, 2005 and 2004, respectively. This 9.0% increase is primarily attributable to an increase in the expenses discussed above. Because we substantially completed the migration of our recently acquired North Carolina and Puerto Rico markets in the third quarter of 2005, general and administrative expenses as a percentage of service revenue should decline in the near term. General and administrative expense as a percentage of service revenue may further decline in the future, as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

Cost per gross addition, or CPGA, was $431 and $434 for the year ended December 31, 2005 and 2004, respectively. The CPGA decrease of $3 was primarily the result of greater leverage on fixed acquisition costs, such as salaries and rent, due to higher gross subscriber additions and lower net equipment costs, partially offset by increased advertising and promotional spending during the year ended December 31, 2005 related to our SunCom brand launch. CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenue) plus selling expenses related to adding new subscribers by total gross subscriber additions during the relevant period. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Non-cash compensation expense was $9.1 million for the year ended December 31, 2005, a decrease of $10.9 million, or 54.5%, compared to $20.0 million for the year ended December 31, 2004. Non-cash compensation represents the amortization of Holdings’ restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a decreased number of Holdings’ restricted Class A common shares vesting during the period, as compared to the same period in 2004.

Asset impairment expense was $47.7 million for the year ended December 31, 2005. There was no asset impairment expense for the year ended December 31, 2004. During the fiscal year ended December 31, 2005, we performed our annual impairment evaluation of our long-lived intangible assets. Based on this evaluation, we determined that certain FCC licenses held by our continental United States segment were impaired. As a result of this evaluation, we recorded a non-cash impairment charge of $47.7 million on these assets for the fiscal year ended December 31, 2005.

Depreciation, asset disposal and amortization expense was $341.5 million for the year ended December 31, 2005, an increase of $167.1 million, or 95.8%, compared to $174.4 million for the year ended December 31, 2004. This increase was primarily attributable to a $107.7 million increase in depreciation expense resulting from the acceleration of the depreciation of our TDMA wireless communications equipment. This acceleration resulted from an increased projected rate of migration for our TDMA subscriber base to our overlapping next generation GSM/GPRS network, which we completed in the second and fourth quarters of 2005, as well as a higher rate of churn for these customers during 2005 than we planned. We accelerated depreciation to fully depreciate our continental United States TDMA equipment by June 30, 2006 and our Puerto Rico and U.S. Virgin Islands TDMA equipment by March 31, 2006. The increase was also driven by a $46.3 million increase in amortization expense relating to the intangible assets acquired in the transactions with Cingular Wireless and AT&T Wireless during the fourth quarter of 2004, including subscriber lists, income leases and the SunCom brand. Last, we recognized a $5.1 million loss on the sale of 29,139 subscribers to Cingular Wireless on September 20, 2005. See Note 17 to our consolidated financial statements included in Item 8 of this Form 10-K for more information.

Interest expense was $148.9 million, net of capitalized interest of $1.0 million, for the year ended December 31, 2005. Interest expense was $128.6 million, net of capitalized interest of $0.8 million, for the year ended December 31, 2004. The increase of $20.3 million, or 15.8%, relates primarily to the increase of $14.8 million of interest expense on our $250 million senior secured term loan that was entered into in November 2004. During the year ended December 31, 2005, we repaid $2.5 million of principal on the senior secured term loan, leaving $247.5 million outstanding as of December 31, 2005. In addition, we did not receive any benefit in 2005 related to the interest rate swaps that were terminated in the third and fourth quarters of 2004. These terminated swaps decreased interest expense by $5.6 million in the year ended December 31, 2004.

We had a weighted average interest rate of 8.44% for the year ended December 31, 2005 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.32% weighted average interest rate for the year ended December 31, 2004.

Other expense was $0.2 million for the year ended December 31, 2005, a decrease of $2.9 million, compared to $3.1 million for the year ended December 31, 2004. Other expense for the year ended December 31, 2005 consisted of additional costs related to the Cingular Wireless and AT&T Wireless exchange transaction consummated in the fourth quarter of 2004. Other expense for the year ended December 31, 2004 consisted of losses associated with the retirement of our interest rate swap derivative instruments.

Interest and other income was $8.5 million for the year ended December 31, 2005, an increase of $6.0 million, compared to $2.5 million for the year ended December 31, 2004. This increase was due primarily to higher average cash and short-term investment balances as well as higher interest rates on those balances for the period ended December 31, 2005.

There was no other gain for the year ended December 31, 2005. For the year ended December 31, 2004, other gain was $679.5 million, which included a $663.1 million gain, net of $3.5 million of expenses, from the consummation of our Exchange Agreement with AT&T Wireless and Cingular Wireless and a $16.5 million gain from the consummation of the Triton PCS Agreement with AT&T Wireless and Cingular Wireless.

Income tax benefit was $5.7 million for the year ended December 31, 2005, a change of $8.1 million, compared to $2.4 million of income tax expense for the year ended December 31, 2004. The change was primarily a result of recording an impairment charge on our FCC licenses during the year ended December 31, 2005 and the related tax benefit of $18.2 million resulting from the write-off. In addition, we recorded federal alternative minimum tax in 2004 as a result of the exchange transaction with Cingular Wireless and AT&T Wireless in December 2004. These decreases were partially offset by the recognition of a greater deferred tax liability associated with the licenses that we acquired in the exchange transaction in December 2004. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs; therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net loss was $501.8 million for the year ended 2005, compared to a net income of $562.1 million for the year ended December 31, 2004. The net loss increase of $1.1 billion resulted primarily from the items discussed above.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Net subscriber additions were negative 14,344 and positive 64,500 for the year ended December 31, 2004 and 2003, respectively. The decrease was driven by a combination of higher subscriber churn on a larger subscriber base and a reduction in our gross subscriber additions. Total subscribers were 951,745 as of December 31, 2004, an increase of 6.4% over our subscriber total as of December 31, 2003. The increase was attributable to the net subscriber increase of 71,430 resulting from the exchange transaction with AT&T Wireless and Cingular Wireless, offset partially by negative net adds.

Monthly subscriber churn was 2.8% and 2.3% for the years ended December 31, 2004 and 2003, respectively. This increase stemmed primarily from increased voluntary subscriber deactivations resulting from the implementation of a service plan restructuring during the second and third quarters of 2004, which increased fees on our UnPlan offering. In addition, churn increased as a result of certain rate plan offerings to credit-challenged subscribers. Our voluntary churn also increased as a result of the uncertainty regarding our relationship with AT&T Wireless during the period from the announcement of the AT&T Wireless and Cingular Wireless merger until its consummation in October 2004. In addition, as of May 2004, we offered local number portability to all markets in our service area.

ARPU was $55.35 and $55.78 for the year ended December 31, 2004 and 2003, respectively. ARPU reflects the average amount billed to subscribers based on rate plan offerings. ARPU is exclusive of service revenue credits made to retain existing subscribers and revenue not generated by wireless subscribers of $0.22 and $0.72 per average subscriber for the years ended December 31, 2004 and 2003, respectively. The ARPU decrease of $0.43, or 0.8%, was primarily the result of a decrease in billable overage and roaming charges, offset partially by an increase in fees charged to recoup expenditures incurred to comply with federal mandates and increases in revenue related to new handset features.

Total revenue increased 1.0% to $818.2 million for the year ended December 31, 2004 from $810.1 million for the year ended December 31, 2003. Service revenue for the year ended December 31, 2004 was $603.2 million, an increase of $26.8 million, or 4.6%, compared to $576.4 million for the year ended December 31, 2003. The increase in service revenue was due primarily to an increased number of average subscribers during 2004, partially offset by a slight decrease in ARPU. Roaming revenue was $146.0 million for the year ended December 31, 2004, a decrease of $34.3 million, or 19.0%, compared to $180.3 million for the year ended December 31, 2003. The decrease in roaming revenue was primarily the result of reductions in contractual roaming rates agreed to with other carriers. Roaming minutes for the year ended December 31, 2004 were 1.1 billion, which was flat compared to the year ended December 31, 2003. TDMA minutes decreased for the year as the result of certain factors affecting the traffic from our largest roaming partners. This included AT&T Wireless’ reduced customer growth as well as Cingular Wireless’ successful transition to GSM/GPRS, which allows them to utilize their own network in a large portion of our territory. These decreases were offset by increased GSM/GPRS roaming minutes of use resulting from the successful completion of our GSM/GPRS overlay and the implementation of a new roaming agreement with T- Mobile. In addition, we received a $2.0 million payment in October 2004, resulting from the settlement with one of our roaming partners related to handset programming issues. Equipment revenue was $69.0 million for the year ended December 31, 2004, an increase of $15.6 million, or 29.2%, compared to $53.4 million for the year ended December 31, 2003. Equipment revenue includes the revenue earned on the sale of a handset or handset accessories to new and existing subscribers. The equipment revenue increase was due primarily to an increase in handset sales to existing subscribers as well as increased prices resulting from the transition of TDMA handsets to GSM/GPRS handsets, which offer more advanced capabilities.

Cost of service (excluding amortization, depreciation, asset disposal and non-cash compensation) was $244.4 million for the year ended December 31, 2004, an increase of $0.2 million, or 0.1%, compared to $244.2 million for the year ended December 31, 2003. The increase was primarily related to operating two network technologies as well as a higher volume of traffic on our network driven by rate plan offerings and subscriber growth. These increases were partially offset by a reduction in roaming expense resulting primarily from contractual rate decreases that occurred during the second half of 2004. Cost of service as a percentage of service revenue was 40.5% and 42.4% for the year ended December 31, 2004 and 2003, respectively. The decrease of 1.9% was primarily attributable to a lower incollect expense rate per minute of use.

Cost of equipment was $122.9 million for the year ended December 31, 2004, an increase of $18.3 million, or 17.5%, compared to $104.6 million for the year ended December 31, 2003. Cost of equipment includes the cost associated with the sale of a handset or handset accessories to new and existing subscribers. The cost of equipment increase was driven primarily by an increase in handset sales to existing subscribers and increased costs of handsets resulting from the transition of TDMA handsets to GSM/GPRS handsets.

Selling, general and administrative expenses (excluding amortization, depreciation, asset disposal and non-cash compensation) were $242.5 million for the year ended December 31, 2004, an increase of $6.8 million, or 2.9%, compared to $235.7 million for the year ended December 31, 2003. Selling expenses decreased by $4.6 million, or 4.6%, primarily due to a decrease in advertising and promotional costs for the year ended December 31, 2004. General and administrative expenses increased $11.4 million, or 8.4%, primarily due to increases in headcount costs of $5.5 million, consulting fees of $1.7 million and existing customer based marketing expenses of $1.4 million. General and administrative expense as a percentage of service revenue was 24.2% and 23.4% for the year ended December 31, 2004 and 2003, respectively. This 0.8% increase was primarily attributable to an increase in the expenses discussed above. These higher expenses were partially offset by lower bad debt expense of $0.8 million during the year ended December 31, 2004.

CPGA was $434 and $437 for the year ended December 31, 2004 and 2003, respectively. The CPGA decrease of $3, or 0.7%, was primarily the result of decreased advertising and promotional spending for the year ended December 31, 2004, offset partially by increased fixed acquisition costs such as store rent and retail headcount.

There were no termination benefits and other related charges for the year ended December 31, 2004. Termination benefits and other related charges were $2.7 million for the year ended December 31, 2003. These expenses, which consisted primarily of severance and relocation costs, resulted from the streamlining of our operations during January 2003.

Non-cash compensation expense was $20.0 million for the year ended December 31, 2004, a decrease of $8.8 million, or 30.6%, compared to $28.8 million for the year ended December 31, 2003. Non-cash compensation represents the amortization of Holdings’ restricted stock, valued at the date of grant, over the applicable vesting period. In addition, contributions of Holdings’ Class A common stock made to our 401(k) savings plan are also included in non-cash compensation. The decrease reflects a lower average share price for recent grants as well as a reduced number of Holdings’ restricted Class A common shares vesting during the year ended December 31, 2004, compared to the year ended December 31, 2003. This was the result of the acceleration of a portion of our retired Chief Operating Officer’s restricted shares during the second quarter of 2003 in accordance with his retirement agreement.

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

Other expense was $3.1 million for the year ended December 31, 2004, an increase of $0.2 million, or 6.9%, compared to $2.9 million for the year ended December 31, 2003. The 2004 other expense line item consisted of losses associated with the retirement of our five interest rate swap derivative instruments. The 2003 other expense line item consisted primarily of a $2.0 million loss on our former interest rate swap derivative instruments, which were extinguished in June 2003, and a $0.9 million loss incurred from our investment in Lafayette.

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

Interest income, other income and other gains were $682.1 million for the year ended December 31, 2004, an increase of $679.8 million compared to $2.3 million for the year ended December 31, 2003. This increase stemmed primarily from a $663.1 million gain, net of $3.5 million of expenses, from the consummation of our Exchange Agreement with AT&T Wireless, a $16.5 million gain from the consummation of the Triton PCS Agreement with AT&T Wireless and Cingular Wireless, and a $0.5 million gain associated with the partial repurchase of our 9 3/8% and 8 3/4% subordinated notes and the termination of our old credit facility.

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

Net income was $562.1 million for the year ended December 31, 2004, compared to a net loss of $154.0 million for the year ended December 31, 2003. The net income increase of $716.1 million was due primarily to the gain resulting from the consummation of the Triton PCS Agreement and the Exchange Agreement with AT&T Wireless and Cingular Wireless during the year ended December 31, 2004.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Our capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs and debt service related expenditures. We will have additional capital requirements for future upgrades due to advances in new technology. Approximately $195.1 million of Holdings’ short-term investments are held by SunCom Investment Company, our immediate parent, and therefore not currently available to us. Our projected cash flow from operations is not expected to be sufficient to pay our debt service and fund our operating expenses and required capital expenditures past early 2007. The annual debt service on our long-term indebtedness is approximately $150 million. Our inability to pay such debt service could result in a default on such indebtedness, which, unless cured or waived, would have a material adverse effect on our liquidity and financial position. Through March 16, 2006, Holdings’ management and its board of directors have not taken any actions to make additional investments in us. Holdings has retained financial and legal advisors to assist it in evaluating options to improve our financial condition. While no definitive course of action has yet been adopted, absent Holdings’ determination to make additional investments in us or our ability to obtain another source of liquidity this year, we will need to restructure our balance sheet, which may occur through a so-called “prepackaged” or “prearranged” bankruptcy, and/or implement an alternative financial plan, such as the sale of a significant portion of our assets, to reduce our long-term debt. If Holdings and SunCom are able to obtain an acceptable financial restructuring of our debt, Holdings will consider, but has undertaken no obligation to, making additional investments in us. There can be no assurance that any such deleveraging efforts will be successful and, if not, we may have to seek federal bankruptcy protection. Certain holders of our debt securities have raised legal questions regarding the $189 million dividend paid by us to SunCom Investment Company in November 2004. We continue to believe that such dividend was properly paid.

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

We expect capital expenditures, which were made historically to enhance and expand our wireless network in order to increase capacity and to satisfy subscriber needs and competitive requirements, to decrease. Although we anticipate an overall decrease in capital expenditures as the result of the completion of our GSM/GPRS overlay and integration of our newly acquired North Carolina and Puerto Rico markets, we will continue to upgrade our network capacity and service quality to support our anticipated subscriber needs and growth. We estimate that capital expenditures will be approximately $75.0 million to $90.0 million for 2006. Capital expenditures were $138.0 million, $77.8 million and $145.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital Resources

As of December 31, 2005, our capital resources were comprised of approximately $15.8 million in cash and cash equivalents and $139.1 million of short-term investments. Historically, we have met the cash needs of our business principally by raising capital from issuances of debt securities. To the extent we can generate sufficient cash flow from our operating activities, we will be able to use less of our available liquidity and will have less, if any, need to raise capital from the capital markets. To the extent we generate lower cash flow from our operating activities, we will be required to use more of our available liquidity to fund operations or raise additional capital from the capital markets. We may be unable to raise additional capital on acceptable terms, if at all. Our ability to generate cash flow from operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

Short-term Investments. Our short-term investments consist of auction rate securities, which had a book value and a fair value of $139.1 million and $305.5 million as of December 31, 2005 and 2004, respectively. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months, which provides high liquidity to otherwise longer term investments. These securities are classified as available-for-sale as the securities are not held to the maturity date of the underlying security nor are they held for sale in the near term to generate profits on short-term differences in price. As of December 31, 2005, approximately $195.1 million of Holdings’ short-term investments were maintained in a subsidiary that is not consolidated into SunCom.

Senior Secured Term Loan. On November 18, 2004, in connection with our entry into a new $250 million senior secured term loan, we terminated our former $100 million senior revolving credit facility, dated June 13, 2003, none of which was outstanding as of November 18, 2004. Borrowings under the new senior secured term loan mature in 19 quarterly installments of 0.25% of the aggregate amount of the term loans beginning on March 31, 2005, with the outstanding balance due on November 18, 2009. The term loans are senior in right of payment to all of our senior and senior subordinated debt, are guaranteed by all of our subsidiaries, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C., and are secured by a pledge of the limited liability company interests of Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. Holdings is not a guarantor of the senior secured term loan. As of December 31, 2005, we had $247.5 million outstanding under the new term loans and were in compliance with all covenants.

Senior and Senior Subordinated Notes. We have three outstanding series of debt securities: our 9 3/8% senior subordinated notes due 2011, referred to as the 9 3/8% notes; our 8 3/4% senior subordinated notes due 2011, referred to as the 8 3/4% notes; and our 8 1/2% senior notes due 2013, referred to as the 8 1/2% notes. (See Note 11 to our consolidated financial statements included under Item 8 of this annual report for more information). All three series of notes are guaranteed by all of our subsidiaries, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. The indentures covering each series of notes contain substantially similar covenants, and as of December 31, 2005, we were in compliance with all such covenants.

On November 1, 2004, we repurchased $3.0 million principal amount of our 9 3/8% notes and $3.0 million principal amount of our 8 3/4% notes in open-market transactions for aggregate cash consideration of approximately $4.7 million, representing principal repurchase consideration plus accrued and unpaid interest from the last interest payment date. In connection with the note repurchase, we recognized approximately $1.4 million of gain on our consolidated statement of operations and comprehensive income (loss) for the year ended 2004. We did not purchase any of our notes during the year ended December 31, 2005.

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

Interest Rate Swap Agreements. During 2004, we were a party to five-interest rate swap derivatives, having an aggregate notional amount of approximately $300.0 million. We had historically utilized interest rate swap agreements to manage changes in market conditions related to interest rate payments on its fixed and variable rate debt obligations. In the second half of 2004, we terminated our swap agreements for aggregate cash consideration of approximately $3.1 million. During the year ended December 31, 2005, we were not a party to any interest rate swap arrangements.

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

Our credit ratings as of January 31, 2006 were as follows:

Rating Agency	Senior Secured Term Loans	Senior Debt Rating	Subordinated Debt Rating	Outlook
Moody’s	B2	Caa1	Ca	Negative
Standard & Poor’s	B	CCC-	CCC-	Negative

More information about Moody’s and Standard and Poor’s ratings generally can be found at their respective websites at http://www.moodys.com and http://www.standardandpoors.com. The information at these websites is not part of this annual report, has not been reviewed or verified by us and is referenced for information purposes only.

Historical Cash Flows

As of December 31, 2005, we had $15.8 million in cash and cash equivalents, compared to $8.4 million in cash and cash equivalents at December 31, 2004. In addition, we had $139.1 million of short-term investments as of December 31, 2005, compared to $305.5 million of short-term investments as of December 31, 2004. Net working capital was $114.2 million at December 31, 2005 and $278.7 million at December 31, 2004, reflecting a reduction in total cash, cash equivalents and short-term investments resulting primarily from capital expenditures and interest payments. Cash used by operating activities was $79.5 million for the year ended December 31, 2005, a decrease of $167.1 million, compared to $87.6 million provided for the year ended December 31, 2004. The increase in cash used by operating activities was primarily due to a decrease in roaming revenue of $42.4 million, non-recurring transition costs of $36.4 million incurred during the year ended December 31, 2005 to integrate subscribers acquired in the North Carolina and Puerto Rico markets onto our systems, increased advertising and promotional spending of $29.6 million related to the launch of the SunCom brand and higher interest expense of $20.2 million, offset partially by an increase in cash provided by working capital of $9.3 million. Cash provided by investing activities was $85.3 million for the year ended December 31, 2005, an increase of $199.0 million, compared to $113.7 million used for the year ended December 31, 2004. The increase in cash provided by investing activities was primarily driven by a net increase of $369.4 million in auction rate security sales and the receipt of $49.3 million from our sale of wireless communication towers to Global Signal Inc. during the year ended 2005. This increase was offset partially by an increase in capital expenditures of $60.2 million during the year ended December 31, 2005 and $176.0 million of proceeds related to the asset exchange with Cingular Wireless during the year ended December 31, 2004. Cash provided by financing activities was $1.7 million for the year ended December 31, 2005, compared to $31.0 million for the year ended December 31, 2004. The decrease in net cash provided by financing activities of $29.3 million was due primarily to $250.0 million of borrowings under our senior secured term loan for the year ended December 31, 2004, offset partially by a $189.0 million dividend paid to SunCom Investment Company during the year ended December 31, 2004 and a $12.9 million increase in the bank overdraft change for the year ended December 31, 2005.

As of December 31, 2004, we had $8.4 million in cash and cash equivalents, compared to $3.4 million in cash and cash equivalents at December 31, 2003. In addition, we had $305.5 million of short-term investments as of December 31, 2004, compared to $102.6 million of short-term investments as of December 31, 2003. Net working capital was $278.7 million at December 31, 2004 and $52.5 million at December 31, 2003. Cash provided by operating activities was $87.6 million for the year ended December 31, 2004, a decrease of $49.3 million, or 36.0%, compared to $136.9 million for the year ended December 31, 2003. The decrease in cash provided by operating activities was primarily due to a decrease in roaming revenue as well as a decrease in cash provided by working capital, which resulted predominantly from the timing of vendor payments. Cash used in investing activities was $113.7 million for the year ended December 31, 2004, an increase of $35.1 million, or 44.7%, compared to $78.6 million for the year ended December 31, 2003. The increase in cash used in investing activities was primarily related to a net increase of $298.6 million in auction rate securities purchases, $6.7 million of direct costs related to the various transactions with AT&T Wireless and Cingular Wireless and $5.0 million in FCC license deposits, offset partially by a decrease in capital expenditures of $68.1 million, a decrease in FCC license acquisitions of $26.2 million and the receipt of $176.0 million in connection with the consummation of the Exchange Agreement with AT&T Wireless and Cingular Wireless. Net cash provided by financing activities was $31.0 million for the year ended December 31, 2004, compared to net cash used in financing activities of $69.0 million for the year ended December 31, 2003. The increase in net cash provided by financing activities of $100.0 million, or 144.9%, was due primarily to borrowings under our new senior secured term loan of $250.0 million. In addition, we spent $51.7 million of cash for the year ended December 31, 2003 related to the extinguishment of debt and termination of interest rate swap agreements, compared to $3.1 million spent on such items in the year ended December 31, 2004. These increases were offset by a $189.0 million dividend paid to SunCom Investment Company.

Contractual Obligations and Commercial Commitments

The table below sets forth our best estimates as to the amounts and timing of future contractual payments for our contractual obligations as of December 31, 2005. These disclosures are also included in the notes to the consolidated financial statements, and the relevant footnotes are cross-referenced in the table below. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements and appropriate classification of items under accounting principles generally accepted in the United States, or GAAP, currently in effect. Future events, including additional issuances of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts.

Payments Due by Period (1) (Dollars in thousands)
Contractual Obligation	Total	Less than 1 year	1-2 years	3-5 years	After 5 Years	Financial Statement Footnote Reference
Long-term debt (2)	$1,690,987	$2,500	$5,000	$970,339	$713,148	11
Capital lease obligations (3)	1,150	286	621	243	—	11
Interest obligations (4)	898,799	147,731	294,889	368,705	87,474	11
Operating leases (5)	501,603	66,059	123,369	146,187	165,988	18
Purchase obligations (6)	23,772	20,719	3,053	—	—	18

Total cash contractual obligations	$3,116,311	$237,295	$426,932	$1,485,474	$966,610

(1)	Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.
(2)	Amounts are equal to the annual maturities of our long-term debt.
(3)	Amounts are equal to the annual maturities of our capital lease obligations.
(4)	Amounts are equal to total interest payments on our outstanding term loans and our 8 1/2% notes, 8 3/4% notes and 9 3/8% notes, and assume the notes are repaid and not refinanced at maturity. Term loan interest has been calculated utilizing the effective interest rate as of December 31, 2005. Fluctuations in future interest rates could materially effect our senior secured term loan interest obligations.
(5)	Represents our commitments associated with operating leases as of December 31, 2005.
(6)	Amounts represent unconditional purchase obligations for equipment and software, as well as certain committed amounts for the support of our administrative and network systems.

We are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no amounts have been included in the table above.

Off Balance Sheet Arrangements

As of December 31, 2005, we had no off balance sheet arrangements.

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

	Year Ended December 31,
Average Revenue Per User (ARPU)	2005	2004	2003
	Consolidated (Dollars in thousands, except ARPU)
Service revenue	$635,038	$603,242	$576,359
Subscriber retention credits	4,405	3,431	7,512
Revenue not generated by wireless subscribers	(14,090)	(1,000)	—

Adjusted service revenue	625,353	605,673	583,871

Average subscribers	951,142	911,826	872,250
ARPU	$54.79	$55.35	$55.78

	Year Ended December 31, 2005
Average Revenue Per User (ARPU)	Continental U.S segment	Puerto Rico and U.S. Virgin Islands segment
	(Dollars in thousands, except ARPU)
Service revenue	$456,882	$178,156
Subscriber retention credits	3,434	971
Revenue not generated by wireless subscribers	—	(14,090)

Adjusted service revenue	460,316	165,037

Average subscribers	702,364	248,778
ARPU	$54.62	$55.28

We believe ARPU, which calculates the average service revenue billed to an individual subscriber, is a useful measure to evaluate our past billable service revenue and to assist in forecasting our future billable service revenue. ARPU is exclusive of service revenue credits made to retain existing subscribers and revenue not generated by wireless subscribers. Service retention credits are discretionary reductions of the amount billed to a subscriber. We have no contractual obligation to issue these credits; therefore, ARPU reflects the amount subscribers have contractually agreed to pay us based on their specific usage pattern. Revenue not generated by wireless subscribers, which primarily consists of Universal Service Fund program revenue, is excluded from our calculation of ARPU, as this revenue does not reflect amounts billed to subscribers. The increase in Universal Service Fund program revenue for the year ended December 31, 2005 resulted from operating the Puerto Rico market for twelve months, compared to only one month during the year ended December 31, 2004. ARPU is calculated by dividing service revenue, exclusive of service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. As presented, average subscribers is calculated by adding the average subscriber amount calculated for the quarterly periods during the period and dividing by the number of quarters in the period.

	Year Ended December 31,
Cost Per Gross Addition (CPGA)	2005	2004	2003
	(Dollars in thousands, except CPGA)
Selling expenses	$146,549	$96,365	$100,957
Total cost of equipment – transactions with new subscribers	90,052	79,081	74,309

CPGA operating expenses	236,601	175,446	175,266
Cost of service	270,117	244,360	244,226
Total cost of equipment – transactions with existing subscribers	77,071	43,799	30,321
General and administrative expense	211,111	146,088	134,720
Termination benefits and other related charges	—	—	2,731
Non-cash compensation	9,083	19,965	28,810
Asset impairment	47,700	—	—
Depreciation and asset disposal	282,006	161,208	148,794
Amortization	59,449	13,162	4,300

Total operating expenses	$1,193,138	$804,028	$769,168

CPGA operating expenses (from above)	$236,601	$175,446	$175,266
Equipment revenue – transactions with new subscribers	(62,454)	(48,889)	(41,212)

CPGA costs, net	$174,147	$126,557	$134,054

Gross subscriber additions	403,703	291,916	306,600
CPGA	$431	$434	$437

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

Relationship with Lafayette Communications Company L.L.C.

On November 29, 2004, SunCom Wireless Affiliate Company, LLC, a direct, wholly-owned subsidiary of Holdings, reacquired a 39% interest in Lafayette for $39,000. Under section 24.709 of the FCC rules, Lafayette has been designated as an “entrepreneur” and is eligible to hold certain PCS licenses.

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

New Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, or FSP No. 13-1, to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, FSP No. 13-1 stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations and (c) allocated over the lease term according to the guidance in SFAS No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The guidance in FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. We already account for such rental costs in accordance with FSP No. 13-1, and therefore, the issuance of FSP No. 13-1 will not have an additional impact on our consolidated financial statements.

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect this Statement to have a material effect on our financial statements or our results of operations.

On December 15, 2004, the FASB issued the revised SFAS No. 123, “Share-Based Payment”, which addresses the accounting for share-based payment transactions in which an entity obtains employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS No. 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS No. 123. The requirements of SFAS No. 123R were to become effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission, or the SEC, announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows us to implement SFAS No. 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. We currently use the grant-date fair value based method to account for Holdings’ restricted stock awards, and as such, this Statement will not have a material effect on our financial statements or our results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of December 31, 2005, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$713,148
Senior subordinated notes	$730,339

Subject to interest rate fluctuations:
Senior secured term loan	$247,500

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

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

SUNCOM WIRELESS, INC.

Report of Independent Registered Public Accounting Firm

To Board of Directors and

Stockholder of SunCom Wireless, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of SunCom Wireless, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has substantial debt obligations, a history of significant losses, a stockholder’s deficit of $260.1 million at December 31, 2005 and negative cash flows from operations of $79.5 million for the year ended December 31, 2005. Based upon the Company’s forecast, it will not have sufficient resources to meet its working capital requirements, capital expenditures, contractual debt maturities, interest payments and other activities past early 2007 without restructuring its long-term debt obligations or generating positive cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 16, 2006

SunCom Wireless, Inc.

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
	(Dollars in thousands, except par value)
ASSETS:
Current assets:
Cash and cash equivalents	$15,800	$8,351
Short-term investments	139,050	305,500
Accounts receivable, net of allowance for doubtful accounts of $12,352 and $7,585, respectively	82,898	79,290
Accounts receivable – roaming partners	18,188	18,348
Due from related parties	5,703	7,349
Inventory, net	23,930	18,216
Prepaid expenses	13,492	11,611
Other current assets	12,022	10,806

Total current assets	311,083	459,471

Long term assets:
Property and equipment, net	650,284	814,127
Intangible assets, net	844,113	984,052
Other long-term assets	4,324	5,180

Total assets	$1,809,804	$2,262,830

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$97,355	$85,896
Accrued liabilities	73,477	67,365
Current portion of long term debt	2,786	3,484
Other current liabilities	23,271	23,984

Total current liabilities	196,889	180,729

Long-term debt:
Capital lease obligations	864	269
Senior secured term loan	245,000	247,500
Senior notes	713,148	712,055

Senior long-term debt	959,012	959,824

Subordinated notes	730,339	728,494

Total long-term debt	1,689,351	1,688,318

Deferred income taxes, net	130,803	139,321
Deferred revenue	1,809	659
Deferred gain on sale of property and equipment	48,530	19,099
Other	2,483	2,013

Total liabilities	2,069,865	2,030,139

Commitments and contingencies (Note 18)	—	—

Stockholder’s equity (deficit)
Common Stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of December 31, 2005 and 2004	—	—
Additional paid-in capital	561,396	560,934
Accumulated deficit	(815,252)	(313,417)
SunCom Wireless Holdings, Inc. common stock held in trust	(145)	(94)
Deferred compensation	(6,060)	(14,732)

Total stockholder’s equity (deficit)	(260,061)	232,691

Total liabilities and stockholder’s equity (deficit)	$1,809,804	$2,262,830

See accompanying notes to consolidated financial statements.

SunCom Wireless, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Revenues:
Service	$635,038	$603,242	$576,359
Roaming	103,605	145,999	180,314
Equipment	87,515	68,959	53,426

Total revenues	826,158	818,200	810,099
Operating Expenses:
Cost of service (excluding the below amortization and asset impairment, excluding depreciation and asset disposal of $272,235, $147,895 and $131,968, respectively, and excluding non-cash compensation of $665, $2,181 and $3,300 respectively)	270,117	244,360	244,226
Cost of equipment	167,123	122,880	104,630
Selling, general and administrative (excluding depreciation and asset disposal of $9,771, $13,313 and $16,826, respectively, and excluding non-cash compensation of $8,418, $17,784 and $25,510, respectively)	357,660	242,453	235,677
Termination benefits and other related charges	—	—	2,731
Non-cash compensation	9,083	19,965	28,810
Asset impairment	47,700	—	—
Depreciation and asset disposal	282,006	161,208	148,794
Amortization	59,449	13,162	4,300

Total operating expenses	1,193,138	804,028	769,168

Income (loss) from operations	(366,980)	14,172	40,931
Interest expense	(148,871)	(128,627)	(141,210)
Other expense	(157)	(3,092)	(2,898)
Debt extinguishment costs	—	—	(41,171)
Interest and other income	8,480	2,548	2,285
Other gain	—	679,515	—

Income (loss) before taxes	(507,528)	564,516	(142,063)
Income tax (provision) benefit	5,693	(2,440)	(11,907)

Net income (loss)	(501,835)	562,076	(153,970)

Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments	—	—	$1,429
Plus: reclassification adjustment for previous unrealized losses	—	—	4,030

Comprehensive income (loss)	($501,835)	$562,076	($148,511)

See accompanying notes to consolidated financial statements.

SunCom Wireless, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

(Dollars in thousands)

	Common Stock Shares	Amount	Additional Paid In Capital	Deferred Compensation	HoldingsCommon Stock Held in Trust	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2002	100	$—	$741,872	$(74,554)	$—	$(5,459)	$(721,523)	$(59,664)

Capital contribution from parent	—	—	57	—	—	—	—	57
Deferred compensation	—	—	(10,964)	10,964	—	—	—	—
Non-cash compensation	—	—	—	28,810	—	—	—	28,810
Fair value of cash flow hedges	—	—	—	—	—	5,459	—	5,459
Net loss	—	—	—	—	—	—	(153,970)	(153,970)

Balance at December 31, 2003	100	$—	$730,965	$(34,780)	$—	$—	$(875,493)	$(179,308)

Capital contribution from parent, net	—	—	18,958	—	—	—	—	18,958
Deferred compensation	—	—	(931)	1,025	(94)	—	—	—
Non-cash compensation	—	—	942	19,023	—	—	—	19,965
Dividend paid	—	—	(189,000)	—	—	—	—	(189,000)
Net income	—	—	—	—	—	—	562,076	562,076

Balance at December 31, 2004	100	$—	$560,934	$(14,732)	$(94)	$—	$(313,417)	$232,691

Deferred compensation	—	—	462	(411)	(51)	—	—	—
Non-cash compensation	—	—	—	9,083	—	—	—	9,083
Net loss	—	—	—	—	—	—	(501,835)	(501,835)

Balance at December 31, 2005	100	$—	$561,396	$(6,060)	$(145)	$—	$(815,252)	$(260,061)

See accompanying notes to consolidated financial statements.

SunCom Wireless, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(501,835)	$562,076	$(153,970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects from acquisitions and divestitures:
Asset impairment	47,700	—	—
Depreciation, asset disposal and amortization	341,455	174,370	153,094
Accretion of interest	4,863	3,459	21,662
Loss on equity investment	—	—	875
Bad debt expense	16,145	7,761	8,530
Non-cash compensation	9,083	19,965	28,810
Deferred income taxes	(6,130)	(2,851)	10,347
(Gain) loss on debt extinguishment	—	(468)	41,171
Other non-operating (gains) losses	157	(679,515)	—
Loss on derivative instruments	—	3,092	2,023
Change in operating assets and liabilities:
Accounts receivable	(8,976)	(5,208)	403
Inventory	(5,714)	5,332	4,166
Prepaid expenses and other current assets	(7,856)	(2,427)	(2,709)
Intangible and other assets	955	3,867	(3,489)
Accounts payable	28,336	1,875	15,079
Accrued payroll and liabilities	3,290	(20)	5,369
Deferred revenue	1,349	(508)	1,669
Accrued interest	(437)	304	2,633
Other liabilities	(1,931)	(3,473)	1,256

Net cash provided by (used in) operating activities	(79,546)	87,631	136,919

Cash flows from investing activities:
Purchase of available for sale securities	(1,061,225)	(652,500)	(675,200)
Proceeds from sale of available for sale securities	1,227,675	449,600	770,917
Capital expenditures	(137,967)	(77,795)	(145,874)
Net investments in and advances to non-consolidated entity	—	—	(875)
Repayments from non-consolidated entity	—	—	58
Proceeds from exchange of FCC licenses	—	4,698	—
Deposits on FCC licenses	—	(5,000)	—
Refund of FCC license deposit	5,000	—	—
Proceeds from sale of assets	53,214	570	738
Acquisition of FCC licenses	—	(2,161)	(28,413)
Proceeds from asset exchange	—	176,000	—
Payment of direct costs on business transactions	(1,280)	(6,657)	—
Other	(99)	(434)	—

Net cash provided by (used in) investing activities	85,318	(113,679)	(78,649)

Cash flows from financing activities:
Dividends paid	—	(189,000)	—
Proceeds from issuance of debt, net of discount	—	—	710,500
Borrowings under senior secured term loan	—	250,000	—
Payments under senior secured term loan	(2,500)	—	—
Payments under senior secured credit facility	—	—	(207,961)
Payments of subordinated debt	—	(4,463)	(511,989)
Payment of debt extinguishment costs	—	(10)	(31,342)
Change in bank overdraft	3,663	(9,212)	(3,171)
Payment of deferred financing costs	(28)	(4,947)	(2,680)
Extinguishment of interest rate swaps	—	(3,092)	(20,383)
Principal payments under capital lease obligations	(1,104)	(1,536)	(1,948)
(Advances to) repayments from related party, net	1,646	(6,707)	(120)
Other	—	—	57

Net cash provided by (used in) financing activities	1,677	31,033	(69,037)

Net increase (decrease) in cash and cash equivalents	7,449	4,985	(10,767)
Cash and cash equivalents, beginning of period	8,351	3,366	14,133

Cash and cash equivalents, end of period	$15,800	$8,351	$3,366

See accompanying notes to consolidated financial statements.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1. Summary of Operations and Significant Accounting Policies

SunCom Wireless, Inc. (“SunCom”) is a direct, wholly-owned subsidiary of SunCom Wireless Investment Co., LLC (“SunCom Investment Company”). SunCom Investment Company is a direct, wholly-owned subsidiary of SunCom Wireless Holdings, Inc. (“Holdings”). Accordingly, SunCom Wireless, Inc. and its subsidiaries are indirect, wholly-owned subsidiaries of Holdings. SunCom has no independent assets or operations, and all of SunCom’s subsidiaries, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C., have guaranteed on a full, unconditional and joint and several basis SunCom’s 8 1/2% senior notes due 2013 (the “8 1/2% Notes”), its 9 3/8% senior subordinated notes due 2011 (the “9 3/8% Notes”) and its 8 3/4% senior subordinated notes due 2011 (the “8 3/4% Notes”). The 8 1/2% Notes are effectively subordinated in right of payment to all of SunCom’s senior secured debt, including its current senior secured term loan (the “Term Loan”). The 9 3/8% Notes and the 8 3/4% Notes constitute unsecured obligations of SunCom and rank subordinate in right of payment to all of SunCom’s existing and future senior debt, including the 8 1/2% Notes and the Term Loan.

The consolidated accounts include SunCom and its wholly-owned subsidiaries (collectively, the “Company”). The Company’s more significant accounting policies follow:

(a) Nature of Operations

In February 1998, the Company entered into a joint venture with the predecessor to AT&T Wireless Services, Inc. (“AT&T Wireless”) whereby AT&T Wireless contributed to the Company personal communications services licenses for 20 megahertz of authorized frequencies covering approximately 13.6 million potential subscribers in a contiguous geographic area encompassing portions of Virginia, North Carolina, South Carolina, Tennessee, Georgia and Kentucky. As part of this agreement, the Company was granted the right to be the exclusive provider of wireless mobility services using equal emphasis co-branding with AT&T Corp. in the Company’s licensed markets. In connection with Cingular Wireless LLC (“Cingular Wireless”) acquiring AT&T Wireless in October 2004, the Company, AT&T Wireless and Cingular Wireless entered into certain agreements. Pursuant to one of these agreements, AT&T Wireless PCS LLC (“AT&T Wireless PCS”) surrendered to Holdings all of the Holdings’ stock held by it, thereby terminating Holdings’ First Amended and Restated Stockholders’ Agreement, as amended (the “Stockholders’ Agreement”), including the exclusivity provisions contained therein. In December 2004, the Company also transferred personal communications services (“PCS”) network assets held for use in its Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands and the payment by Cingular Wireless to the Company of $175 million. For a description of the Company’s current relationship with AT&T Wireless and Cingular Wireless, see Note 3.

As of December 31, 2005, the Company offered service in 30 markets covering approximately 18.9 million potential subscribers, and the Company’s network in these markets included 2,593 cell sites, eight Time Division Multiple Access (“TDMA”) switches and four Global System for Mobile Communications and General Packet Radio Service (“GSM/GPRS”) switches.

(b) Liquidity and Capital Resources

The construction of SunCom’s network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. SunCom’s capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs and debt service related expenditures. SunCom will have additional capital requirements for future upgrades due to advances in new technology. Approximately $195.1 million of Holdings’ short-term investments are held by SunCom Investment Company, the immediate parent of SunCom, and therefore not currently available to SunCom. SunCom’s projected cash flow from operations is not expected to be sufficient to pay its debt service and fund its operating expenses and required capital expenditures past early 2007. The annual debt service on SunCom’s long-term indebtedness is approximately $150 million. SunCom’s inability to pay such debt service could result in a default on such indebtedness, which, unless cured or waived, would have a material adverse effect on its liquidity and financial position. Through March 16, 2006, Holdings’ management and its board of directors have not taken any actions to make additional investments in SunCom. Holdings has retained financial and legal advisors to assist it in evaluating options to improve SunCom’s financial condition. While no definitive course of action has yet been adopted, absent Holdings’ determination to make additional investments in SunCom or SunCom’s ability to obtain another source of liquidity this year, SunCom will need to restructure its balance sheet, which may occur through a so-called “prepackaged” or “prearranged” bankruptcy, and/or implement an alternative financial plan, such as the sale of a significant portion of its assets, to reduce SunCom’s long-term debt. If Holdings and SunCom are able to obtain an acceptable financial restructuring of SunCom’s debt, Holdings will consider, but has undertaken no obligation to, making additional investments in SunCom. There can be no assurance that any such deleveraging efforts will be successful and, if not, SunCom may have to seek federal bankruptcy protection. Certain holders of SunCom’s debt securities have raised legal questions regarding the $189 million dividend paid by SunCom to SunCom Investment Company in November 2004. SunCom continues to believe that such dividend was properly paid.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company invests its excess cash in marketable securities consisting principally of auction rate securities, which are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments, which are classified as available-for-sale securities, are recorded at their fair values and unrealized gains and losses, if applicable, are reported as part of accumulated other comprehensive income on the consolidated balance sheet. The Company has established investment guidelines that maintain safety and liquidity, and these guidelines are reviewed periodically by management.

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

(g) Investment in PCS Licenses

Investments in PCS licenses are recorded at their estimated fair value at the time of acquisition. As there is an observable market for PCS licenses, the Company believes that Federal Communications Commission (“FCC”) licenses qualify as indefinite life intangibles. In accordance with SFAS No. 142 and the Company’s interpretation of EITF 02-7 “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets”, PCS licenses are tested for impairment at the reporting unit level. A reporting unit’s investment in PCS licenses is tested for impairment annually or more frequently if events or changes in circumstances indicate that the PCS licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. Fair value is determined with the assistance of a fair market valuation performed by an independent valuation company. See Note 9 for further information regarding the Company’s PCS licenses and the related impairment tests.

(h) Goodwill

Goodwill is the excess of the purchase price over the fair value of net identifiable assets acquired in business combinations accounted for as a purchase. In accordance with SFAS No. 142, goodwill is tested for impairment by comparing the fair value of the Company’s reporting units to their carrying values. This test for impairment is performed at least annually. The Company determines fair value for its reporting units using a market approach. See Note 4 and Note 9 for further information regarding goodwill and the related impairment tests.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(j) Long-Lived Assets

Property and equipment is carried at original cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets, which are five to twelve years for network infrastructure and equipment and three to five years for office furniture and equipment. Depreciation lives may be shortened due to changes in technology, the rate of migration of the Company’s subscriber base from its TDMA network to its GSM/GPRS network or other industry conditions. During 2004, as a result of the Company’s successful launch of its overlapping next generation GSM/GPRS network in all of its covered markets, the useful lives of all TDMA equipment were shortened so that this TDMA equipment would be fully depreciated by December 31, 2008. During the second quarter and fourth quarter of 2005, the Company further accelerated depreciation of wireless communications equipment related to its TDMA network. As a result, the TDMA network equipment of the continental United States reporting unit will be fully depreciated by June 30, 2006 and those of the Puerto Rico and U.S. Virgin Islands reporting unit will be fully depreciated by March 31, 2006. The additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its GSM/GPRS network, as well as a higher rate of churn for these customers than originally planned.

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

(k) Revenue Recognition

Revenues consist of charges to customers for activation, monthly access, airtime, roaming charges, long-distance charges, features, fees, Universal Service Fund program revenue and equipment sales as well as revenues earned from other carriers’ customers using the Company’s network. Revenues are recognized as services are rendered. Unbilled revenues result from service provided from the billing cycle date to the end of the month and from other carrier’s customers using the Company’s systems. Unearned revenues result from billing subscribers in advance for recurring charges such as access and features. In accordance with Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” in a subscriber activation, the total proceeds are allocated to the associated deliverables. When equipment cost exceeds equipment revenue, referred to as equipment margin, the activation fee collected, up to the amount of the equipment margin, is recognized immediately as equipment revenue. Any subscriber activation fee collected in excess of the equipment margin is deferred and recognized over the estimated subscriber’s life. Equipment sales are a separate earnings process from other services we offer and are recognized upon delivery to the customer and reflect charges to customers for wireless handset equipment purchases.

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

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(m) Financial Instruments

Derivative financial instruments are accounted for in accordance with SFAS No. 133. Derivatives, which qualify as a cash-flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in accumulated other comprehensive income and reclassified into earnings as the underlying hedge items affect earnings. Financial instruments, which do not qualify as a cash flow hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are recorded as other income or expense on the income statement. Derivatives, which qualify as a fair value hedge, are reflected on the balance sheet at their fair market value and changes in their fair value are reflected in adjustments to the carrying value of the matched debt. As of December 31, 2005, the Company was not a party to any derivative financial instruments. (see Note 13)

(n) Advertising Costs

The Company expenses the costs of producing advertisements as incurred and expenses the costs of communicating the advertisement when the advertisement occurs. Total advertising expense amounted to $61.1 million in 2005, $30.5 million in 2004 and $32.6 million in 2003.

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

(p) Stock Compensation

The Company accounts for Holdings’ stock compensation under the intrinsic value method of Accounting Principles Board Opinion 25. Pro forma compensation expense is calculated for the fair value of stock compensation using the Black-Scholes model for Holdings’ stock issued under Holdings’ employee stock purchase plan. With regard to the pro forma net income (loss), there was no offsetting impact to the tax provision related to pro forma compensation expense because of historical net losses and recognition of a valuation allowance against the associated net operating loss carryforwards during the periods that the employee stock purchase plan was active. Holdings’ employee stock purchase plan was suspended in January 2003; therefore, there was no pro forma compensation expense calculated for the years ended December 31, 2005 and 2004 related to the employee stock purchase plan.

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

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income (loss)	$(501,835)	$562,076	$(153,970)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	9,083	19,965	28,810
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,083)	(19,965)	(28,834)

Pro forma net income (loss)	$(501,835)	$562,076	$(153,994)

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(q) Segments

The accounting policies of operating and reportable segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, are the same as those described elsewhere in this footnote. Revenue for all segments is derived from external parties. See Note 5, Segment Information, for further discussion of the Company’s reportable segments.

(r) Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

(s) New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, FSP No. 13-1 stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. The guidance in FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP No. 13-1; therefore the issuance of FSP No. 13-1 will not have an additional impact on the Company’s consolidated financial statements.

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this Statement to have a material effect on its financial statements or its results of operations.

On December 15, 2004, the FASB issued the revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which an entity obtains employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS No. 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS No. 123. The requirements of SFAS No. 123R were to become effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The SEC’s new rule allows the Company to implement SFAS No. 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The Company currently uses the grant-date fair value based method to account for Holdings’ restricted stock awards, and as such, this Statement will not have a material effect on its financial statements or its results of operations.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB 43, Chapter 4” (“SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this Statement to have a material effect on its financial statements or its results of operations.

2. AT&T Transaction

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

In February 1998, Holdings’ issued 732,371 shares of Series A convertible preferred stock and 366,131 shares of Series D convertible preferred stock to AT&T Wireless PCS in exchange for 20 megahertz PCS licenses covering certain areas in the southeastern United States and the execution of certain related agreements, as further described below. The fair value of these FCC licenses was $92.8 million. This amount was substantially in excess of the tax basis of such licenses, and accordingly, the Company recorded a deferred tax liability, upon the closing of the transaction.

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

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

3. Current Relationship with AT&T Wireless and Cingular Wireless

In February 2004, AT&T Wireless and Cingular Wireless entered into an Agreement and Plan of Merger pursuant to which Cingular Wireless agreed to acquire all of the outstanding stock of AT&T Wireless through a merger of a Cingular Wireless subsidiary with and into AT&T Wireless, with AT&T Wireless as the surviving corporation of the merger. The announcement of Cingular Wireless’ planned acquisition of AT&T Wireless signaled a fundamental change in the long-standing strategic partnership between SunCom and AT&T Wireless, and it precipitated a protracted series of negotiations among SunCom, AT&T Wireless and Cingular Wireless during the period from February 2004 to September 2004. In the course of those negotiations, the three parties discussed a broad range of topics relating to the effect of Cingular Wireless’ proposed acquisition of AT&T Wireless on their current and future business relationships. Through this extended process of negotiation, the parties entered into three primary definitive agreements, each dealing with a separate and distinct group of business issues. Reflecting the complexity and time-consuming nature of the negotiations, these three definitive agreements were separately negotiated and documented, had separate and distinct closing conditions, had different affiliated entities as parties, were executed at different times and were consummated at different times.

Two of the agreements with AT&T Wireless and Cingular Wireless were entered into on July 7, 2004.

•

Triton Holdings Agreement. On October 26, 2004 (the date Cingular Wireless consummated its acquisition of AT&T Wireless), pursuant to an agreement dated July 7, 2004 by and among Holdings, AT&T Wireless, AT&T Wireless PCS and Cingular Wireless (the “Triton Holdings Agreement”), AT&T Wireless PCS surrendered to Holdings all of the Holdings’ stock owned by AT&T Wireless. Upon the surrender by AT&T Wireless PCS of its Holdings stock, Holdings’ Stockholders’ Agreement was terminated. In addition, Holdings’ Investors Stockholders’ Agreement, dated as of February 4, 1998, as amended, by and among Holdings’ initial cash equity investors and certain of its management stockholders, also was terminated pursuant to its terms upon termination

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the Stockholders’ Agreement. The termination of Holdings’ Stockholders’ Agreement allows the combined Cingular Wireless/AT&T Wireless to operate in regions where the Company once had the right to operate exclusively and allows the Company to operate in areas where it was once prohibited. Also pursuant to the Triton Holdings Agreement, AT&T Wireless transferred to Holdings its interest in the entity that controls the “SunCom” brand name and related trademarks and waived the payment of a $3.5 million dividend previously declared by Holdings on its Series A preferred stock.

•	Triton PCS Agreement. Pursuant to an agreement dated July 7, 2004 by and among SunCom, AT&T Wireless, AT&T Wireless PCS and Cingular Wireless, on October 26, 2004, the Roaming Agreement was terminated and SunCom’s roaming agreement with Cingular Wireless was amended to extend the term and reduce the roaming rates payable to the Company and its affiliates thereunder. Without the exclusivity agreement that previously applied to AT&T Wireless, Cingular Wireless does not rely on the Company’s network for service to the same degree that AT&T Wireless did in the past. However, since the rates are reciprocal, the Company is able to offer its customers wide-area rate plans at acceptable rates of return due to lower expense associated with reduced roaming rates. This change makes the Company less dependent on roaming revenue, which is not directly within the Company’s control, and allows the Company’s subscriber revenues to produce a greater proportion of its revenue. In addition, AT&T Wireless transferred certain FCC licenses covering Savannah, Georgia, and Asheville, Wilmington and Jacksonville, North Carolina, to the Company in exchange for certain FCC licenses held by the Company covering Savannah and Augusta, Georgia. As additional consideration for this license exchange, Cingular Wireless has also paid the Company approximately $4.7 million.

In connection with the consummation of the Triton PCS Agreement on October 26, 2004, the Company recognized a non-operating gain of $16.5 million for the year ended December 31, 2004. This gain was the result of the Company receiving cash of approximately $4.7 million, FCC licenses with a value of approximately $10.9 million and a new roaming agreement with Cingular Wireless with a non-reciprocal TDMA component with a fair value of approximately $2.9 million. In exchange, the Company transferred FCC licenses with a book value of approximately $2.0 million.

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

•	Exchange Agreement. On September 21, 2004, Holdings and SunCom entered into an Exchange Agreement with AT&T Wireless and Cingular Wireless LLC (the “Exchange Agreement”). On December 1, 2004, pursuant to the closing of the first stage of the Exchange Agreement, the Company transferred PCS network assets held for use in its Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands and the payment by Cingular Wireless to the Company of $175 million. On November 22, 2005, pursuant to closing of the second stage of the Exchange Agreement and subsequent to receiving FCC approval, the parties exchanged equity interests in the subsidiaries holding the FCC licenses.

Between the first and second closings, the parties entered into spectrum lease agreements, which allowed each party to use the licensed PCS spectrum necessary to operate the businesses acquired pursuant to the first closing of the Exchange Agreement. Under one of the spectrum leases, SunCom had access to Cingular Wireless’ spectrum in certain of SunCom’s North Carolina markets and in Puerto Rico and the U.S. Virgin Islands. This spectrum lease provided SunCom with exclusive access to the spectrum, but control of the spectrum remained with Cingular Wireless. This spectrum lease terminated automatically upon the consummation of the second closing. A second spectrum lease provided SunCom with access to 10 megahertz of additional spectrum in Puerto Rico. Similar to the first spectrum lease, SunCom had exclusive access to the spectrum at issue, but control of the spectrum remained with Cingular Wireless. This spectrum lease expired on December 1, 2005. This second spectrum lease existed because AT&T Wireless had been operating both TDMA technology and GSM/GPRS technology in the Puerto Rico market with 35 megahertz of spectrum. With the successful migration of most of the Puerto Rico subscribers from TDMA technology to GSM/GPRS technology, SunCom was able to provide the same service level with 25 megahertz of spectrum as of December 1, 2005, the lease termination date. See Note 4 for additional disclosure regarding the Company’s accounting treatment of the Exchange Agreement.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the consummation of the Exchange Agreement, the Company recognized a non-operating pre-tax gain of $663.1 million, net of expenses of $3.5 million for the year ended December 31, 2004. This gain was the result of the Company exchanging tangible and intangible assets in its Virginia markets (the “Virginia Markets”) with a book value of approximately $422.0 million and a fair value of approximately $1,079.5 million. In addition, the Company recognized a gain of approximately $9.1 million as the result of eliminating liabilities associated with the divested Virginia assets.

As a result of these transactions, the Company is no longer the exclusive provider of AT&T Wireless (now Cingular Wireless) PCS service in its markets and the exclusivity, resale and other provisions of the Stockholders’ Agreement discussed in Note 2 above have been terminated. The Company currently markets wireless service under the SunCom Wireless brand name.

4. Exchange Transaction

As described in Note 3, on December 1, 2004, pursuant to the terms of the Exchange Agreement, the Company transferred PCS network assets held for use in the Virginia markets to AT&T Wireless in exchange for PCS network assets held by AT&T Wireless for use in certain of its North Carolina markets, in Puerto Rico and in the U.S. Virgin Islands (“NC/PR”) and the payment by Cingular Wireless to the Company of $175 million. The estimated value of the exchange, based on the fair value of the components valued by the Company with the assistance of an independent third party valuation company, was approximately $1.2 billion. The following schedule summarizes the purchase price allocation, consideration and direct transaction costs.

December 1, 2004 Purchase Price Allocation
(Dollars in thousands)
Fair value of consideration and direct transaction costs:
Due to seller of NC/PR	$847
Fair value of Virginia Markets working capital divested	16,759
Fair value of Virginia Markets tangible assets divested	341,238
Fair value of Virginia Markets intangible assets divested	721,476
Deferred tax liability	93,828
Direct transaction costs	3,684

Total fair value of consideration	$1,177,832

Allocation of purchase price:
Cash received	$175,000
Fair value of NC/PR working capital acquired	48,378
Fair value of NC/PR tangible assets acquired	361,704
Fair value of NC/PR intangible assets acquired	503,685
Goodwill	89,065

Total purchase price allocation	$1,177,832

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

During the year ended December 31, 2005, the preliminary purchase price was adjusted to reflect the working capital and accounts receivable settlement and resolution of certain outstanding tax issues. As a result, the Company adjusted goodwill to reflect a $7.6 million increase in accounts receivable, a $1.7 million decrease in other current liabilities and a $2.4 million decrease in the deferred tax liability balance.

After the adjustment, the final purchase price allocations include the following intangibles (i) $333.9 million of FCC licenses with indefinite useful lives, (ii) $157.1 million of subscriber lists with a useful life of approximately 7 years, (iii) $89.1 million of goodwill, and (iv) $12.7 million of income leases with useful lives ranging between 23 and 25 years. The weighted average amortization period of finite-lived intangible assets acquired in the Exchange Transaction was approximately 8 years. The purchase price allocations also include $361.7 million of property and equipment (e.g. equipment shelters, towers, telephone and switching equipment, cell site equipment), which is being depreciated over 3 to 10 years. The exchange resulted in the recognition of a gain on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2004 of approximately $663.1 million, which is net of $3.5 million of direct costs related to the divestiture of the Virginia Markets. Of the $89.1 million of goodwill recorded in the Exchange Transaction, $22.3 million is deductible for tax purposes over 15 years.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma financial information is not necessarily indicative of the Company’s results of operations that would have occurred had the acquisition of NC/PR and the disposition of the Virginia Markets taken place at January 1, 2003.

	For the Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Total revenues	$881,165	$815,995

Net loss	$(179,301)	$(263,987)

5. Segment Information

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

Financial information by reportable business segment is as follows:

	Year ended December 31,
(dollars in thousands)	2005	2004*	2003
Service Revenues
Continental United States	$456,882	$588,543	$576,359
Puerto Rico and U.S. Virgin Islands	178,156	14,699	—
Corporate and other	—	—	—

Consolidated	$635,038	$603,242	$576,359

Roaming revenues
Continental United States	$85,579	$145,649	$180,314
Puerto Rico and U.S. Virgin Islands	18,026	350	—
Corporate and other	—	—	—

Consolidated	$103,605	$145,999	$180,314

Equipment revenues
Continental United States	$69,809	$68,145	$53,426
Puerto Rico and U.S. Virgin Islands	17,706	814	—
Corporate and other	—	—	—

Consolidated	$87,515	$68,959	$53,426

Total Revenues
Continental United States	$612,270	$802,337	$810,099
Puerto Rico and U.S. Virgin Islands	213,888	15,863	—
Corporate and other	—	—	—

Consolidated	$826,158	$818,200	$810,099

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation and amortization
Continental United States	$248,646	$148,868	$137,550
Puerto Rico and U.S. Virgin Islands	75,188	2,762	—
Corporate and other	17,621	22,740	15,544

Consolidated	$341,455	$174,370	$153,094

Non-cash compensation
Continental United States	$1,507	$3,332	$4,809
Puerto Rico and U.S. Virgin Islands	56	—	—
Corporate and other	7,520	16,633	24,001

Consolidated	$9,083	$19,965	$28,810

Asset impairment
Continental United States	$47,700	—	—
Puerto Rico and U.S. Virgin Islands	—	—	—
Corporate and other	—	—	—

Consolidated	$47,700	$—	$—

Income (loss) from operations
Continental United States	$(255,040)	$82,658	$100,794
Puerto Rico and U.S. Virgin Islands	(53,576)	(589)	—
Corporate and other	(58,364)	(67,897)	(59,863)

Consolidated	$(366,980)	$14,172	$40,931

A reconciliation from segment income (loss) from operations to consolidated income (loss) before taxes is set forth below:

	Year ended December 31,
(dollars in thousands)	2005	2004	2003
Total segment income (loss) from operations	$(366,980)	$14,172	$40,931
Unallocated amounts:
Interest expense	(148,871)	(128,627)	(141,210)
Other expense	(157)	(3,092)	(2,898)
Debt extinguishment costs	—	—	(41,171)
Interest and other income	8,480	2,548	2,285
Other gain	—	679,515	—

Consolidated income (loss) before taxes	$(507,528)	$564,516	$(142,063)

	As of December 31,
(dollars in thousands)	2005	2004
Total Assets
Continental United States	$1,245,939	$1,469,708
Puerto Rico and U.S. Virgin Islands	358,771	419,328
Corporate and other	205,094	373,794

Consolidated	$1,809,804	$2,262,830

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31,
(dollars in thousands)	2005	2004*
Capital expenditures
Continental United States	$112,883	$71,462
Puerto Rico and U.S. Virgin Islands	13,725	400
Corporate and other	11,359	5,933

Consolidated	$137,967	$77,795

*	The first closing under the Exchange Agreement occurred on December 1, 2004. Results for the Puerto Rico and U.S. Virgin Islands segment for the year ended December 31, 2004 represent only one month of operations.

6. Stock Compensation and Employee Benefits

Restricted Awards

Holdings has made grants of restricted stock to provide an incentive to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under the stock and incentive plans and deferred compensation is recorded for these awards based upon the stock’s fair value at the date of issuance. Grants generally vest over a four to five year period.

The following table summarizes restricted stock activity under Holdings’ Stock and Incentive Plan and Holdings’ Directors’ Stock and Incentive Plan in 2003, 2004 and 2005, respectively:

	Deferred Compensation	Restricted Incentive Plan Shares Available	Restricted Incentive Plan Shares Issued	Weighted Average Per Share Grant Price
	(Dollars in thousands, except per share amounts)
January 1, 2003	$74,554	967,392	3,987,103

Restricted stock grants	$3,123	(1,002,628)	1,002,628	$3.12
Restricted stock forfeitures	$(14,087)	508,472	(508,472)
Amortization of deferred compensation	$(28,810)

December 31, 2003	$34,780	473,236	4,481,259

Additional Incentive Plan shares authorized		3,600,000
Restricted stock grants	$5,209	(1,328,750)	1,328,750	$3.92
Restricted stock forfeitures	$(6,140)	560,283	(560,283)
Amortization of deferred compensation	$(19,023)

December 31, 2004	$14,826	3,304,769	5,249,726

Restricted stock grants	$2,312	(1,122,984)	1,122,984	$2.06
Restricted stock forfeitures	$(1,850)	313,460	(313,460)
Amortization of deferred compensation	$(9,083)

December 31, 2005	$6,205	2,495,245	6,059,250

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Retirement Plan

The Company’s employees located in the continental United States are eligible to participate in the SunCom Wireless Management Company, Inc. Savings and Investment Plan, which permits employees located in the continental United States to make contributions on a pre-tax salary reduction basis in accordance with applicable provisions of the Plan and the Internal Revenue Code. Covered employees are eligible to begin making salary reduction contributions as of the first day of the calendar quarter following the employee’s completion of three months of employment. Covered employees are always fully vested in their pre-tax contributions. The Company matches a portion of its employees’ pre-tax contributions. Covered employees vest in Company matching contributions at a rate of 25% per year of vesting service. The Company’s contributions to the Savings and Investment Plan were $1.2 million in 2005, $1.3 million in 2004 and $1.2 million in 2003.

In addition, commencing in 2004, the Company authorized a retirement contribution equal to 3% of each eligible employee’s compensation to the Savings and Investment Plan. Covered employees are eligible to begin receiving retirement contributions on the first day of the first calendar quarter following their completion of 12 months of service provided they are not classified for payroll purposes at or above the level of Senior Vice President. Employees vest immediately in the retirement contribution, and the contributions generally will be made by the Company in the quarter subsequent to being earned. The Company is permitted to make such retirement contributions in Holdings’ Class A common stock, cash or a combination of stock and cash. Holdings did not contribute any shares of its stock to the Savings and Investment Plan during the year ended December 31, 2005. For the year ended December 31, 2004, Holdings contributed 299,872 shares of its Class A common stock, valued at an average price of $3.14 per share to the Savings and Investment Plan for participants. In addition, the Company contributed approximately $1.8 million and $0.4 million of cash to the Savings and Investment Plan for participants during 2005 and 2004, respectively. As of December 31, 2005, the Company had accrued compensation of approximately $0.4 million in connection with cash that was paid in January, 2006 for participants during the fourth quarter of 2005.

Pursuant to the Exchange Agreement, the Savings and Investment Plan was amended effective December 1, 2004 to provide that those former employees of AT&T Wireless associated with North Carolina who became employees of the Company would receive past service credit for purposes of determining periods of service under the Savings and Investment Plan. In addition, those Company employees that terminated employment after July 8, 2004 with the Company that were affected by the Exchange Agreement were fully vested in their accounts under the Savings and Investment Plan as of such date.

Effective December 1, 2004, SunCom Wireless Puerto Rico Operating Company LLC, SunCom’s wholly-owned subsidiary located in Puerto Rico, adopted the SunCom Wireless Puerto Rico 1165(e) Plan for the benefit of its employees located in Puerto Rico. The 1165(e) Plan permits employees located in Puerto Rico to make contributions on a pre-tax salary reduction basis in accordance with applicable provisions of the Puerto Rico law. Covered employees are eligible to make salary reduction contributions as of the first day of employment. After six months of employment, SunCom Wireless Puerto Rico Operating Company matches a portion of each employee’s pre-tax contributions, and these matching contributions vest immediately. Matching contributions are made after each payroll period. For the year ended December 31, 2005, the Company contributed approximately $0.3 million of cash in connection with the SunCom Wireless Puerto Rico Operating Company LLC 1165(e) Plan. The Company contributed no cash to the 1165(e) Plan during the year ended December 31, 2004.

Also effective December 1, 2004, SunCom Wireless Puerto Rico Operating Company LLC adopted the Profit-Sharing Plan for the benefit of its employees located in Puerto Rico. The plan permits the Company to contribute fixed amounts equal to 2% of each eligible employee’s compensation. In addition, the Company is permitted to make discretionary contributions above the fixed 2%. Covered employees become eligible for a profit-sharing contribution after six months of service and must be employed on the last day of the plan year to receive a profit-sharing contribution for the plan year. Employees vest in the profit-sharing contributions over a period of five years. Contributions to the profit-sharing plan are made annually. For the year ended December 31, 2005, the Company contributed approximately $0.3 million of cash in connection with compensation earned under the SunCom Wireless Puerto Rico Operating Company profit-sharing plan during 2004. As of December 31, 2005, the Company had accrued compensation of approximately $0.2 million related to compensation earned during the year ended December 31, 2005.

Employee Stock Purchase Plan

Holdings previously offered an employee stock purchase plan pursuant to which employees were able to purchase shares of Holding’s Class A common stock. In January 2003, due to a limited number of remaining shares available for issuance under the employee stock purchase plan, Holdings suspended participation in this plan. Under the terms of this plan, Holdings’ Stock Plan Committee establishes offering periods during each calendar year in which employees could participate. The purchase price was determined at the discretion of the Stock Plan Committee but was not less than the lesser of: (i) 85% of the fair market value on the first business day of each offering period or (ii) 85% of the fair market value on the last business day of the offering period. Holdings issued 36,504 shares of Class A common stock, at an average per share price of $1.57, in January 2003.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Compensation Plan

In June 2004, the Company implemented a nonqualified deferred compensation plan for the benefit of certain management employees and members of Holdings’ Board of Directors. This plan permits the deferral of earned compensation, including salary, bonus and stock grants. The Company may set aside assets in a trust in order to assist it in meeting the obligations of the plan when they come due. The assets of the trust, if any, remain subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e. a “Rabbi Trust”). In accordance with EITF 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”, Holdings’ stock contributed to the trust is recorded at historical cost and classified as Common Stock Held in Trust. Since these investments are in Holdings’ stock, an offsetting amount is recorded as deferred compensation in the equity section of the balance sheet. Compensation contributed to the plan in the form of cash is invested in diversified assets classified as trading securities, which are held by the Rabbi Trust. These assets are classified within other long-term assets on the balance sheet and are recorded at fair market value, with changes recorded to other income and expense. The liabilities related to this plan are included in other long-term liabilities on the balance sheet, with changes in the liability related to the Rabbi Trust being recorded as adjustments to compensation expense. As of December 31, 2005, the fair value of amounts held in the Rabbi Trust was approximately $0.2 million.

7. Investments

Marketable securities, consisting of auction rate securities, are categorized as available-for-sale and are stated at fair value, with unrealized gains and losses, if applicable, reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet. Purchases and sales of securities are reported on a trade-date basis, and interest is recorded when earned. Maturities and gross unrealized gains (losses) at December 31, 2005 and 2004 are as follows:

2005

	Maturity in Years	Cost	Unrealized		Estimated Fair Value
(Dollars in thousands)			Gains	Losses
Auction rate securities	1 or less	$139,050	—	—	$139,050

Total short-term investments		$139,050	—	—	$139,050

2004

	Maturity in Years	Cost	Unrealized		Estimated Fair Value
(Dollars in thousands)			Gains	Losses
Auction rate securities	1 or less	$305,500	—	—	$305,500

Total short-term investments		$305,500	—	—	$305,500

8. Property and Equipment

	December 31,
	2005	2004
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	1,204,516	1,121,938
Furniture, fixtures and computer equipment	108,704	88,832
Capital lease assets	1,556	5,664
Construction in progress	20,981	9,091

	$1,336,070	$1,225,838
Less accumulated depreciation	(685,786)	(411,711)

Property and equipment, net	$650,284	$814,127

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2004, the Company reviewed the estimated service lives of its TDMA wireless communications equipment. This review was undertaken as the result of the Company’s successful launch of its overlapping GSM/GPRS network in all of its covered markets. Service lives were shortened to fully depreciate all TDMA equipment by the end of 2008. TDMA equipment acquired after April 1, 2004 had a useful life no longer than 57 months. The impact of this change for the year ended December 31, 2004 was an increase in depreciation expense and a decrease in net income of approximately $12.6 million.

During the second and fourth quarter of 2005, the Company further accelerated depreciation on its TDMA wireless communications equipment by shortening service lives to fully depreciate all TDMA equipment by June 30, 2006 for the continental United States reporting unit and by March 31, 2006 for the Puerto Rico and U.S. Virgin Islands reporting unit. This additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its GSM/GPRS network as well as a higher rate of churn for these customers than the Company originally planned. The impact of these changes for the year ended December 31, 2005 was an increase in depreciation expense and net loss of approximately $107.7 million. As of December 31, 2005, the Company’s TDMA equipment had a net book value of $144.5 million. In addition, during the fourth quarter of 2005, the Company accelerated the amortization of an intangible asset related to its roaming agreement with Cingular Wireless. The asset, which had an initial fair value of $2.9 million, resulted from the non-reciprocal TDMA component of the roaming agreement entered into with Cingular Wireless during October 2004 as part of the Triton PCS Agreement. As a result of a significant decrease in TDMA roaming minutes of use and the related revenue for the year ended December 31, 2005, the Company has accelerated amortization to fully amortize the asset by June 30, 2006. The impact for the year ended December 31, 2005 was an increase in amortization expense and net loss of approximately $0.5 million. See Note 9 for further information regarding the Company’s intangible assets.

Depreciation for the years ended December 31, 2005, 2004 and 2003 totaled $277.3 million, $160.5 million and $144.4 million, respectively. During the years ended December 31, 2005, 2004 and 2003 the Company incurred charges of $4.7 million, $0.7 million and $4.4 million, respectively, as the result of net losses on the sale of assets and charges on the disposal of cell site equipment deemed obsolete. These charges are included in depreciation and asset disposal expense in the statement of operations and comprehensive income (loss). As of December 31, 2005, the Company had recorded $1.6 million of capital lease assets with related accumulated amortization of $0.5 million.

The Company is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligation”. Cell site lease arrangements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. In addition to cell site operating leases, leases related to retail and administrative locations are subject to the provisions of SFAS No. 143.

During 2005, SunCom incurred $0.3 million of accretion expense, which increased the carrying value of the Company’s asset retirement obligation to $2.3 million. There were no liabilities settled or changes in asset retirement obligation cash flow estimates in 2005. In addition, no assets are legally restricted for the purposes of settling asset retirement obligations.

9. Intangible Assets

In accordance with SFAS No. 142, the Company does not amortize goodwill and other indefinite-lived intangible assets, consisting of FCC licensing costs. Although FCC licenses are issued with a stated term, generally 10 years, the renewal of FCC licenses is generally a routine matter involving a nominal fee, and the Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its FCC licenses. As such, the Company has determined that FCC licenses are deemed to be intangible assets that have indefinite useful lives. Prospectively, the Company will continue to reevaluate periodically its determination of an indefinite useful life for its FCC licenses.

At least annually, the Company is required to test indefinite-lived intangible assets for impairment by comparing the fair value of the assets to their respective carrying values. In addition, the Company is required to test goodwill at least annually for impairment by comparing the fair value of its reporting units to their respective carrying values. The Company determines fair value for its reporting units using a market approach. SFAS No. 142 requires goodwill to be evaluated for impairment using a two-step test. The first step consists of a review for potential impairment, while the second step, if required, calculates the amount of impairment, if any. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Other indefinite-lived intangible assets must also be tested for impairment between annual tests if events or changes in circumstances indicate that the asset may be impaired. The continental United States reporting unit included

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$63.0 million and $67.1 million of goodwill as of December 31, 2005 and 2004, respectively, and $481.2 million and $529.9 million of FCC licenses, net of $16.8 million and $16.9 million, respectively, of accumulated amortization incurred prior to the adoption of SFAS No. 142, as of December 31, 2005 and 2004, respectively. The Puerto Rico reporting unit included $26.1 million and $33.5 million of goodwill as of December 31, 2005 and 2004, respectively, and $152.2 million of FCC licenses as of December 31, 2005 and 2004. The Company evaluated the carrying value of its FCC licenses and determined, with the assistance of a fair market valuation performed by an independent valuation firm, that the licenses were impaired. The impairment is a result of several factors, including an increasing supply of FCC spectrum, and the corresponding decline in market value. As a result, the Company recorded a $47.7 million impairment charge related to the continental United States segment, which charge was included in the asset impairment caption in the consolidated statement of operations for the year ended December 31, 2005. The Company then evaluated the carrying value of its goodwill and determined that it was not impaired, as the fair value of each reporting unit exceeded its respective carrying value.

The following table summarizes the Company’s intangible assets as of December 31, 2005 and 2004, respectively. See Notes 3 and 4 for further discussion of the intangible assets acquired and divested in the various transactions with AT&T Wireless and Cingular Wireless.

	December 31,		Amortizable Lives
	2005	2004
	(Dollars in thousands)
PCS Licenses	$650,262	$699,016	Indefinite
Subscriber lists	148,882	157,081	7 years
Bank financing	8,271	8,243	5-10 years
SunCom brand	22,900	22,900	5 years
Income leases	862	12,696	23-25 years
Goodwill	89,065	100,579	Indefinite
Other	4,915	5,616	1-40 years

	925,157	1,006,131
Less: accumulated amortization	(81,044)	(22,079)

Intangible assets, net	$844,113	$984,052

Amortization of intangibles for the years ended December 31, 2005, 2004 and 2003 totaled $59.5 million, $13.1 million and $10.2 million, respectively. AT&T Wireless and Cingular Wireless agreements, subscriber lists, income leases, the SunCom brand, trademarks and other intangible asset amortization, which is recorded as amortization expense on the consolidated statement of operations and comprehensive income (loss), was $58.2 million, $11.5 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Subscriber list intangibles are amortized based on the expected turnover rate of the associated subscribers. As the subscriber base decreases due to turnover, the related amortization decreases proportionately to the decline in the number of subscribers. Bank financing amortization, which is recorded as interest expense or debt extinguishment costs, as applicable, on the consolidated statement of operations and comprehensive income (loss) was $1.3 million, $1.4 million and $5.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Agent exclusivity agreement amortization, which is recorded as contra equipment revenue on the consolidated statement of operations and comprehensive income (loss), was $0.0 million, $0.2 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated aggregate amortization of intangibles for the next five years is as follows:

Year	(in thousands)
2006	$40,916
2007	29,011
2008	21,794
2009	16,001
2010	7,807

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Detail of Certain Liabilities

The following table summarizes certain current liabilities as of December 31, 2005 and 2004, respectively.

	December 31,
	2005	2004
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$17,172	$13,509
Accrued payroll and related expenses	20,962	15,232
Accrued expenses	12,206	15,050
Accrued interest	23,137	23,574

Total accrued liabilities	$73,477	$67,365

Other current liabilities:
Deferred revenue	$13,211	$13,012
Deferred gain on sale of property and equipment	2,211	920
Security deposits	7,849	7,498
Other	—	2,554

Total other current liabilities	$23,271	$23,984

11. Long Term Debt

The following table summarizes the Company’s borrowings as of December 31, 2005 and 2004, respectively.

	December 31,
	2005	2004
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$286	$984
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	2,786	3,484

Long-term debt:
Capital lease obligations	$864	$269
Senior secured term loan	245,000	247,500
8 1/2% senior notes	713,148	712,055
9 3/8% senior subordinated notes	339,542	338,460
8 3/4% senior subordinated notes	390,797	390,034

Total long-term debt	1,689,351	1,688,318

Total debt	$1,692,137	$1,691,802

Interest expense, net of capitalized interest was $148.9 million, $128.6 million and $141.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company capitalized interest of $1.0 million, $0.8 million and $1.7 million in the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average interest rate for total debt outstanding during 2005 and 2004 was 8.44% and 8.32%, respectively. The Company’s average interest rate at December 31, 2005 and 2004 was 8.58% and 8.28%, respectively.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate maturities are as follows:

Year	(Dollars in thousands)
2006	$2,786
2007	2,857
2008	2,764
2009	240,239
2010	4
Thereafter	1,443,487

Total	$1,692,137

Senior Secured Term Loan

On November 18, 2004, SunCom entered into a new term loan agreement with Lehman Commercial Paper Inc., as a lender and administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a lender and syndication agent, and the other lenders party thereto, pursuant to which the lenders provided up to $250 million in term loans. Other lenders may become parties to the term loan agreement in the future. The following is a summary of the material terms of the senior secured term loan. In connection with SunCom’s entry into the senior secured term loan, SunCom terminated its previous $100 million credit facility.

All loans made under the senior secured term loan will mature in 19 quarterly installments of 0.25% of the aggregate amount of the terms loans beginning on March 31, 2005, with the outstanding balance due on November 18, 2009.

SunCom’s obligations under the senior secured term loan are guaranteed by substantially all of the domestic subsidiaries of SunCom, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. Holdings is not a guarantor of the senior secured term loan. These obligations also are secured by (i) liens and security interests in substantially all of such subsidiaries’ personal property; (ii) a pledge of the SunCom’s capital stock; and (iii) a pledge of the capital stock and membership interests of each of the domestic subsidiaries of SunCom including the membership interests of the non-guarantor subsidiaries.

The loans bear interest at either LIBOR, the London interbank offered rate, plus an applicable margin of 3.25%, or an alternate base rate, plus an applicable margin of 2.25%, at SunCom’s option. SunCom will also be required to pay a prepayment premium of 2% of the principal amount of any loans prepaid before November 18, 2006.

The senior secured term loan contains customary representations and warranties and affirmative and negative covenants. The senior secured term loan contains restrictions on SunCom’s and SunCom’s subsidiaries’ ability to dispose of assets, incur additional indebtedness, incur guaranty obligations, pay dividends, make capital distributions, create liens on assets, make investments, engage in mergers or consolidations, engage in certain transactions with affiliates and otherwise restricts corporate activities. The Company does not expect that such covenants will materially impact its ability or the ability of its subsidiaries to operate their respective businesses.

The senior secured term loan contains customary events of default, including the failure to pay principal when due or any interest or other amount that becomes due within a period of time after the due date thereof, any representation or warranty being made that is incorrect in any material respect on or as of the date made, a default in the performance of certain covenants, certain insolvency events, certain change of control events and cross-defaults to other indebtedness.

As of December 31, 2004, SunCom had drawn the entire $250.0 million under the senior secured term loan. During the year ended December 31, 2005, SunCom repaid $2.5 million of principal, leaving $247.5 million of outstanding debt under the senior secured term loan as of December 31, 2005.

Senior Notes

8 1/2% Senior Notes

On June 13, 2003, SunCom completed a private offering of $725.0 million principal amount of its 8 1/2% Senior Notes due 2013 (the “8 1/2% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of approximately $14.5 million) were approximately $710.5 million. The effective interest rate of the 8 1/2% Notes for the year ended December 31, 2005 was 8.80%.

Cash interest is payable semiannually on June 1 and December 1.

The 8 1/2% Notes may be redeemed at the option of SunCom, in whole or in part, at various points in time after June 1, 2008 at redemption prices specified in the indenture governing the 8 1/2% Notes plus accrued and unpaid interest, if any.

The 8 1/2% Notes are guaranteed on a senior basis by all of the subsidiaries of SunCom, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. (SunCom’s indirect subsidiaries that hold its real estate interests and FCC licenses, respectively). Holdings is not a guarantor of the 8 1/2% Notes. The 8 1/2% Notes are effectively subordinated in right of payment to all of SunCom’s senior secured debt, including the senior secured term loan.

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

Prior to their extinguishment during the second half of 2004, the Company had utilized interest rate swaps to hedge the fair value of a portion of the 8 1/2% Notes (see Note 13).

Senior Subordinated Debt

9 3/8% Senior Subordinated Notes

On January 19, 2001, SunCom completed a private offering of $350.0 million principal amount of the 9 3/8% Senior Subordinated Notes due 2011 (the “9 3/8% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount and expenses of approximately $12.5 million) were approximately $337.5 million. The effective interest rate of the 9 3/8% Notes for the year ended December 31, 2005 was 9.92%.

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

The 9 3/8% Notes are guaranteed on a subordinated basis by all of the subsidiaries of SunCom, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. Holdings is not a guarantor of the 9 3/8% Notes. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the senior secured term loan, including all of their obligations as guarantors thereunder.

Upon a change in control, each holder of the 9 3/8% Notes may require SunCom to repurchase such holder’s 9 3/8% Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, as applicable, plus accrued and unpaid interest to the purchase date.

All outstanding principal and interest of the 9 3/8% Notes mature and require complete repayment on February 1, 2011.

8 3/4% Senior Subordinated Notes

On November 14, 2001, SunCom completed an offering of $400 million principal amount of 8 3/4% Senior Subordinated Notes due 2011 (the “8 3/4% Notes”), pursuant to Rule 144A and Regulation S of the Securities Act. The net proceeds of the offering (after deducting the initial purchasers’ discount of $9.0 million and estimated expenses of $1.0 million) were approximately $390.0 million. The effective interest rate of the 8 3/4% Notes for the year ended December 31, 2005 was 9.10%.

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

The 8 3/4% Notes are guaranteed on a subordinated basis by all of the subsidiaries of SunCom, other than Triton PCS Property Company L.L.C. and Triton PCS License Company L.L.C. Holdings is not a guarantor of the 8 3/4% Notes. The guarantees are unsecured obligations of the guarantors, and are subordinated in right to the full payment of all senior debt under the senior secured term loan, including all of their obligations as guarantors thereunder.

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

Also on June 13, 2003, SunCom and Holdings (together referred to as the “Obligors”) entered into a new credit agreement with a group of financial institutions pursuant to which the institutions agreed to lend the Company up to $100 million in revolving credit loans.

On November 18, 2004, in connection with SunCom’s entry into a new senior secured term loan, it terminated its $100 million credit facility. At November 18, 2004, SunCom had no outstanding borrowings under its old credit facility. In connection with the retirement of this credit facility, the Company wrote-off deferred financing costs of approximately $0.9 million during the year ended December 31, 2004.

Repayment of Senior Subordinated Notes

11% Senior Subordinated Notes

On May 30, 2003, SunCom commenced a tender offer to purchase any and all of its then outstanding $512.0 million aggregate principal amount of senior subordinated discount notes (the “11% Notes”). On June 13, 2003, SunCom used a portion of the proceeds from the sale of its 8 1/2% Notes to purchase approximately $408.6 million principal amount of 11% Notes deemed to have been validly tendered pursuant to the tender offer for aggregate cash consideration of approximately $438.3 million, representing the tender offer consideration plus accrued and unpaid interest from the last interest payment date to, but excluding June 13, 2003. On July 14, 2003, in accordance with the terms and the indenture governing the 11% Notes, SunCom redeemed the remaining principal for cash consideration of $111.4 million in the aggregate, which amount consisted of a redemption price of 105.5% of principal amount of the 11% Notes plus accrued and unpaid interest to, but not including, the redemption date. In connection with the repurchase and redemption of the 11% Notes, SunCom incurred total costs of approximately $37.5 million for the year ended December 31, 2003, which primarily included the tender offer premium, tender offer fee, and write-off of deferred financing costs related to the 11% Notes.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Income Taxes

The components of income tax expense (benefit) are presented in the following table (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current
Federal	$186	$4,035	$—
State	251	1,256	1,560

	437	5,291	1,560

Deferred
Federal	(5,199)	(3,562)	8,818
State	(3,534)	497	1,529
Foreign	2,603	214	—

	(6,130)	(2,851)	10,347

Total income tax expense (benefit)	$(5,693)	$2,440	$11,907

The income tax expense differs from those computed using the statutory U.S. federal income tax rate as set forth below:

	2005	2004	2003
U.S. federal statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	(0.42)%	0.20%	(1.41)%
Foreign	0.33	0.02%	—
Change in federal valuation allowance	(37.15)%	(37.96)%	(40.01)%
Other, net	1.12%	3.17%	(1.95)%

Effective tax rate	(1.12)%	0.43%	(8.37)%

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2005	2004
Deferred tax assets:
Non-deductible accruals	$48,881	$31,636
Deferred gain	19,345	7,767
Unrealized losses	—	1
Net operating loss carry forward	331,298	268,743
Tax credits	7,522	6,200

	407,046	314,347
Valuation allowance	(330,605)	(170,341)

Net deferred tax assets	76,441	144,006

Deferred liabilities
Unrealized gain	3	—
Intangibles	34,597	59,238
FCC licenses	118,349	122,989
Depreciation and amortization	54,295	101,100

Deferred tax liabilities	207,244	283,327

Net deferred tax liabilities	$130,803	$139,321

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 2005 and 2004. As of December 31, 2005 and 2004, approximately $3.7 million and $7.1 million, respectively, of the gross deferred tax asset and related valuation allowance is attributable to restricted stock compensation. To the extent that such assets are realized in the future, the benefit is applied to equity.

Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss (“NOL”) carryforwards in years subsequent to a more than 50% cumulative ownership change. A more than 50% cumulative ownership change occurred on December 12, 2001 and again on October 26, 2004. As a result, the total NOLs available to offset taxable income are $898 million; these NOLs will carryforward until 2025.

13. Fair Value of Financial Instruments

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

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
	(Dollars in thousands)
Long-term debt:
Senior debt	$713,148	$683,313	$712,055	$703,250
Subordinated debt	730,339	544,855	728,494	587,260
Senior secured term loan	247,500	247,500	250,000	250,000
Capital leases	1,150	1,150	1,253	1,253

The carrying amounts of cash and cash equivalents, short-term investments, and bank overdraft liability are a reasonable estimate of their fair value due to the short-term nature of the instruments.

Long-term debt is comprised of senior debt, subordinated debt, bank loans and capital leases. The fair value of senior and subordinated debt is stated at quoted market value. The carrying amounts of bank loans are a reasonable estimate of their fair value because market interest rates are variable. Capital leases are recorded at their net present value, which approximates fair value.

The Company recognizes all derivatives on the balance sheet at fair value. In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, changes in the fair value for the effective portion of the gain or loss on a derivative that was designated as, and met all the required criteria for, a cash flow hedge were recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affected earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. The ineffective portion of the gain or loss on a derivative was recognized in earnings within other income or expense. On June 13, 2003, SunCom terminated all 13 of its previously existing interest rate swaps for aggregate cash consideration of $23.7 million, which included accrued and unpaid interest through the date of termination. In accordance with calculations under SFAS No. 133, as amended, there was no hedge ineffectiveness for the year ended December 31, 2003. Approximately $20.4 million of cumulative expense had been realized in the statement of operations for interest rate swaps that no longer acted as hedges.

Subsequent to the June 13, 2003 terminations, SunCom entered into five new interest rate swap agreements for an aggregate notional amount of $300.0 million. SunCom utilized these interest rate swap derivatives to manage changes in market conditions related to interest rate payments on its fixed rate debt obligations. As a result, these swaps were classified as fair value hedges and changes in the fair value of the interest rate swaps were recorded as an adjustment to the carrying value of the matched debt.

During the third and fourth quarters of 2004, SunCom extinguished all five of its interest rate swap agreements. The Company incurred approximately $3.1 million of losses in connection with these terminations. These losses were recorded to other expense on the consolidated statement of operations and comprehensive income (loss).

The Company was not a party to any interest rate swap agreements at anytime during 2005.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Relationship with Lafayette Communications Company L.L.C.

On June 20, 2003, Lafayette (in two separate transactions) sold 12 PCS licenses to the Company for an aggregate fair value of approximately $100.1 million. As a part of these transactions, the Company paid approximately $28.1 million to the FCC to satisfy Lafayette’s outstanding obligations due to the FCC. In addition, all loans receivable from Lafayette to the Company were satisfied in connection with these transactions. These licenses covered populations totaling approximately 4.3 million people, including all of South Carolina and parts of Virginia and Georgia. Subsequent to the sale of these PCS licenses, the Company terminated its relationship with Lafayette on June 30, 2003 and divested its 39% interest in Lafayette.

On November 11, 2004, Lafayette sold the Company a PCS license covering a population of approximately 147,600 people in the Savannah, Georgia basic trading area for an approximately $2.1 million.

On November 29, 2004, SunCom Wireless Affiliate Company, LLC, a direct, wholly-owned subsidiary of Holdings, reacquired a 39% interest in Lafayette for $39,000. Under section 24.709 of the FCC rules, Lafayette has been designated an “entrepreneur” and is eligible to hold certain PCS licenses.

On December 23, 2004, Lafayette sold the Company a PCS license covering a population of approximately 167,200 people in the Danville, Virginia basic service area for approximately $50,000.

During the first quarter of 2005, Lafayette was the successful bidder on a PCS license in the Hickory-Lenoir-Morgantown, North Carolina basic trading area for approximately $0.4 million. The FCC issued this license to Lafayette on June 30, 2005.

15. Termination of Urban Comm – North Carolina, Inc. Acquisition

During the third quarter of 2005, the Company exercised its termination right and cancelled its planned purchase of Urban Comm – North Carolina, Inc. (“Urban”). The purchase agreement, which was finalized on October 28, 2004 but required the acceptance of Urban’s creditors and the approval of the Bankruptcy Court, had called for the Company to acquire the outstanding stock of Urban, whose sole assets consisted of FCC wireless licenses in 20 basic trading areas for $113.0 million in cash. During September 2005, the Company was refunded a $5.0 million deposit paid in 2004 related to the planned purchase.

16. Deferred Gain on Sale of Property and Equipment

In 1999, the Company sold and transferred 187 of its towers, related assets and certain liabilities to American Tower Corporation (“ATC”). The purchase price was $71.1 million, reflecting a price of approximately $0.4 million per tower. The Company also entered into a master lease agreement with ATC, pursuant to which the Company agreed to pay ATC monthly rent for the continued use of the space that the Company occupied on the towers prior to the sale. The initial term of the lease was 12 years. The Company accounted for this sale-leaseback transaction in accordance with SFAS No. 98 “Accounting for Leases” and SFAS No. 28 “Accounting for Sales with Leasebacks”. The carrying value of the towers sold was $25.7 million. After deducting $1.6 million of selling costs, the gain on the sale of the towers was approximately $43.8 million, of which $11.7 was recognized immediately to reflect the portion of the gain in excess of the present value of the future minimum lease payments, and $32.1 million was deferred and is being recognized over the remaining operating lease terms of the towers that are leased-back by the Company. During the fourth quarter of 2004, SunCom transferred leases for 43 ATC-owned towers located within the Company’s previously owned Virginia properties to Cingular Wireless in connection with the Company’s exchange agreement with AT&T Wireless and Cingular Wireless. This transfer resulted in the recognition of $5.9 million of the deferred gain on the Company’s 1999 tower sale, which was included as a component of the gain on the exchange transaction. As of December 31, 2005, $7.1 million of the deferred gain had been recognized.

On March 18, 2005, the Company agreed to sell 169 wireless communications towers located in North Carolina, South Carolina and Puerto Rico to Global Signal Acquisitions LLC, a wholly-owned subsidiary of Global Signal Inc. (“Global Signal”). As of December 31, 2005, the Company had completed the sale of 160 of the original 169 towers, as well as the sale of an additional seven optional towers, to Global Signal, including related assets and certain liabilities, for $52.3 million, reflecting a purchase price of approximately $0.3 million per site.

On June 30, 2005, the Company entered into a master lease agreement with Global Signal, pursuant to which the Company agreed to pay Global Signal monthly rent for the continued use of space that the Company occupied on the towers prior to their sale. The lease has an initial term of ten years, plus three five-year renewal options. The monthly rental amount is subject to certain escalation clauses over the life of the initial lease and related options. The carrying value of the towers and the associated income lease intangible assets was $19.0 million. After deducting $0.6 million of selling costs, the gain on the sale of the towers was approximately $32.7 million, of which $0.4 million was recognized immediately in the statement of operations as a reduction to depreciation and asset disposal expense, and $32.3 million was deferred and will be recognized over the term of the operating lease. As of December 31, 2005, $0.3 million of deferred gain had been recognized.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Subscriber Sale

On October 7, 2005, the Company entered into an agreement with Cingular Wireless, which was effective as of September 20, 2005, under which the Company transferred to Cingular Wireless 29,139 customers from the Company’s North Carolina and Puerto Rico networks. The Company originally acquired the transferred customers pursuant to the December 2004 exchange of network assets between SunCom and Cingular Wireless, but the customers were maintained on Cingular’s billing system for transition purposes following the exchange. As consideration for the sale of these customers, Cingular agreed to pay the Company $3.1 million and to effect a settlement under the parties’ transitional billing arrangements for the affected customers. As a result of this transaction, the Company wrote-off approximately $8.2 million of subscriber intangible assets related to the transferred customers. After taking effect of the $3.1 million of proceeds, the Company recorded a loss of $5.1 million for the year ended December 31, 2005, which is recorded in depreciation and asset disposal expense on the consolidated statement of operations.

18. Commitments and Contingencies

(a) Leases

The Company has entered into various leases for its offices, retail stores, land for cell sites, cell sites and furniture and equipment under capital and operating leases expiring through 2054. The Company recognizes rent expense on a straight-line basis over the life of the lease, which includes estimated renewal periods, where appropriate. As a result of recognizing rent expense on a straight-line basis, rent escalation expense is accrued on the balance sheet. The Company has various capital lease commitments, which total approximately $1.2 million as of December 31, 2005.

As of December 31, 2005, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

	Operating	Operating Sub-lease Rental Income	Capital
	(Dollars in thousands)
(1) Future Minimum Lease Payments
2006	$66,059	$(368)	$311
2007	62,664	(442)	372
2008	60,705	(442)	271
2009	55,003	(442)	240
2010	48,584	(442)	4
Thereafter	208,588	(995)	—

Total	$501,603	$(3,131)	$1,198

Interest expense			48

Net present value of future payments			1,150
Current portion of capital lease obligation			286

Long-term portion of capital lease obligation			$864

Rent expense under operating leases was $67.2 million, $54.8 million and $51.8 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had entered into contractual commitments to purchase equipment and software as well as certain support related to its network and administrative systems. The total amount of these commitments as of December 31, 2005 was $23.8 million, of which $20.7 million and $3.1 million is committed for the years ended December 31, 2006 and 2007, respectively.

(b) Litigation

The Company has been involved in litigation relating to claims arising out of its operations in the normal course of business. The Company does not believe that the outcome of any of these legal proceedings will have a material adverse effect on the Company’s results of operations.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Termination Benefits and Other Related Charges

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

20. Related party transactions

SunCom is a direct, wholly-owned subsidiary of SunCom Investment Company, and SunCom Investment Company is a direct, wholly-owned subsidiary of Holdings. SunCom makes payments on behalf of SunCom Investment Company and Holdings for certain business activities, including, but not limited to, administrative expenses, tax payments and direct costs of business transactions. As of December 31, 2005 and 2004, the Company had recorded aggregate receivables from SunCom Investment Company and Holdings of $5.7 million and $7.3 million, respectively. These payments are due on demand. In addition, SunCom paid a $189.0 million dividend to SunCom Investment Company in November 2004 for general and strategic corporate purposes.

21. Quarterly Results of Operations (Unaudited)

The following table summarizes the Company’s quarterly financial data for the years ended December 31, 2005 and December 31, 2004. Unless specifically noted, information related to the first three quarters of each year is derived from the Company’s unaudited financial statements included in its Form 10-Q filings and includes, in management’s opinion, only normal and recurring adjustments that it considers necessary for a fair statement of the results for such periods. The information for the second quarter of 2005 was corrected during the fourth quarter to properly reflect the impact of the Company’s second quarter tower sale on the statement of operations. This correction was a result of previously excluding an income lease intangible asset associated with the disposed towers from the accounting for the calculation of the gain on the tower sale. For the second quarter of 2005, this correction had the effect of increasing loss from operations and net loss by approximately $7.4 million. The Company has deemed this correction to be immaterial to its financial statements based upon its quantitative and qualitative analysis. The operating results for any particular quarter are not necessarily indicative of results for that year or any future period.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Total revenue	$203,953	$212,880	$214,487	$194,838
Loss from operations	(32,244)	(75,802)	(80,210)	(178,724)
Net loss	(70,866)	(114,729)	(118,670)	(197,570)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Total revenue	$197,960	$212,489	$212,243	$195,508
Income (loss) from operations	(2,293)	6,284	12,655	(2,474)
Net income (loss)	(36,687)	(27,866)	(22,146)	648,775

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. Supplemental Cash Flow Information

	2005	2004	2003
	(Dollars in thousands)
Cash paid during the year for interest, net of amounts capitalized	$144,445	$124,864	$116,915
Cash paid during the year for taxes	152	6,906	1,560
Non-cash investing and financing activities:
Deferred stock compensation	411	(1,025)	(10,964)
Equipment acquired under capital lease obligation	1,000	438	1,551
Change in fair value of derivative instruments	—	(846)	(583)
Change in capital expenditures included in accounts payable	(16,877)	19,573	(5,375)
FCC license acquisition through retirement of note receivable	—	—	71,961
Change in accrued direct transaction costs	(503)	503	—
Intangible assets acquired through the Triton PCS Agreement, net	—	2,884	—
Intangible asset contribution from parent, net	—	18,958	—
Asset retirement obligation accruals for property, plant and equipment	103	613	1,187
Tangible assets acquired through the Exchange Agreement, net	—	90,109	—
Intangible assets acquired through the Exchange Agreement, net	—	463,071	—
Adjustment to goodwill related to the exchange agreement, net	(11,672)	—	—

23. Guarantor Financial Information

The following tables set forth condensed consolidating financial information of SunCom (the “Parent Company”), for all of SunCom’s subsidiaries other than Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (collectively, the “Subsidiary Guarantors”) and Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”). Set forth below are the balance sheets as of December 31, 2005 and 2004, the statements of operations for the twelve months ended December 31, 2005, 2004 and 2003 and the statements of cash flows for the twelve months ended December 31, 2005, 2004 and 2003 for the Parent Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors. During the periods prior to June 13, 2003, both the Subsidiary Guarantors and Subsidiary Non-Guarantors guaranteed the 11% Notes, the 9 3/8% Notes and the 8 3/4% Notes on a full and unconditional, joint and several basis.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet as of December 31, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$12,729	$3,071	$—	$—	$15,800
Short-term investments	139,050	—	—	—	139,050
Accounts receivable, net of allowance for doubtful accounts	—	82,628	270	—	82,898
Accounts receivable – roaming partners	—	18,188	—	—	18,188
Due from related parties	—	5,703	—	—	5,703
Inventory, net	—	23,930	—	—	23,930
Prepaid expenses	72	6,225	7,195	—	13,492
Intercompany receivable	41,586	266,590	—	(308,176)	—
Other current assets	279	11,743	—	—	12,022

Total current assets	193,716	418,078	7,465	(308,176)	311,083

Long term assets:
Property and equipment, net	—	649,971	313	—	650,284
Investments in subsidiaries	1,254,878	283,785	—	(1,538,663)	—
Intangible assets, net	5,919	107,401	730,793	—	844,113
Other long-term assets	—	3,590	734	—	4,324

Total assets	$1,454,513	$1,462,825	$739,305	$(1,846,839)	$1,809,804

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$80,814	$16,541	$—	$97,355
Accrued liabilities	23,587	49,890	—	—	73,477
Current portion of long-term debt	2,500	286	—	—	2,786
Other current liabilities	—	23,271	308,176	(308,176)	23,271

Total current liabilities	26,087	154,261	324,717	(308,176)	196,889

Long-term debt:
Capital lease obligations	—	864	—	—	864
Senior secured term loan	245,000	—	—	—	245,000
Senior notes	713,148	—	—	—	713,148

Senior long-term debt	958,148	864	—	—	959,012

Subordinated notes	730,339	—	—	—	730,339

Total long-term debt	1,688,487	864	—	—	1,689,351

Deferred income taxes, net	—	—	130,803	—	130,803
Deferred revenue	—	1,809	—	—	1,809
Deferred gain on sale of property and equipment	—	48,530	—	—	48,530
Other	—	2,483	—	—	2,483

Total liabilities	1,714,574	207,947	455,520	(308,176)	2,069,865

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2005	—	—	—	—	—
Additional paid-in-capital	561,396	1,526,845	495,456	(2,022,301)	561,396
Accumulated deficit	(815,252)	(271,967)	(211,671)	483,638	(815,252)
SunCom Wireless Holdings, Inc common stock held in trust	(145)	—	—	—	(145)
Deferred compensation	(6,060)	—	—	—	(6,060)

Total stockholder’s equity (deficit)	(260,061)	1,254,878	283,785	(1,538,663)	(260,061)

Total liabilities and stockholder’s equity (deficit)	$1,454,513	$1,462,825	$739,305	$(1,846,839)	$1,809,804

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations for the Year Ended December 31, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$635,038	$—	$—	$635,038
Roaming	—	103,605	—	—	103,605
Equipment	—	87,515	—	—	87,515

Total revenues	—	826,158	—	—	826,158

Expenses:
Cost of service	—	216,201	53,916	—	270,117
Cost of equipment	—	167,123	—	—	167,123
Selling, general and administrative	94	344,299	13,267	—	357,660
Non-cash compensation	—	9,083	—	—	9,083
Asset impairment	—	—	47,700	—	47,700
Depreciation and asset disposal	—	281,333	673	—	282,006
Amortization	—	59,449	—	—	59,449

Total operating expenses	94	1,077,488	115,556		1,193,138

Loss from operations	(94)	(251,330)	(115,556)	—	(366,980)

Interest expense	(148,556)	(315)	—	—	(148,871)
Other expense	—	(157)	—	—	(157)
Interest and other income	8,403	77	—	—	8,480

Loss before taxes	(140,247)	(251,725)	(115,556)	—	(507,528)
Income tax benefit (provision)	—	(251)	5,944	—	5,693

Net loss before equity in earnings of subsidiaries	(140,247)	(251,976)	(109,612)	—	(501,835)
Equity in earnings of subsidiaries	(361,588)	(109,612)	—	471,200	—

Net loss	$(501,835)	$(361,588)	$(109,612)	$471,200	$(501,835)

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows for the Year Ended December 31, 2005

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(135,946)	$121,188	$(64,788)	$—	$(79,546)

Cash flows from investing activities:
Purchase of available for sale of securities	(1,061,225)	—	—	—	(1,061,225)
Proceeds from sale of available for sale securities	1,227,675	—	—	—	1,227,675
Capital expenditures	—	(137,967)	—	—	(137,967)
Proceeds from sale of assets	—	53,184	30		53,214
Refund of FCC license deposit	—	—	5,000		5,000
Payment of direct costs on business transactions	—	(1,280)	—	—	(1,280)
Other	—	(99)	—	—	(99)
Investment in subsidiaries	(63,368)	—	—	63,368	—
Dividends received	63,368	—	—	(63,368)	—
Net intercompany loans	(25,366)	(34,392)	—	59,758	—

Net cash provided by (used in) investing activities	141,084	(120,554)	5,030	59,758	85,318

Cash flows from financing activities:
Dividends paid	—	(63,368)	—	63,368	—
Repayment of senior secured term loan	(2,500)	—	—	—	(2,500)
Change in bank overdraft	—	3,663	—	—	3,663
Payment of deferred financing costs	(28)	—	—	—	(28)
Principal payment under capital lease obligations	—	(1,104)	—	—	(1,104)
Repayments from (advances to) related party	1,976	(330)	—	—	1,646
Capital contribution from parent	—	63,368	—	(63,368)	—
Net intercompany loans	—	—	59,758	(59,758)	—

Net cash provided by (used in) financing activities	(552)	2,229	59,758	(59,758)	1,677

Net increase in cash and cash equivalents	4,586	2,863	—	—	7,449
Cash and cash equivalents, beginning of period	8,143	208	—	—	8,351

Cash and cash equivalents, end of period	$12,729	$3,071	$—	$—	$15,800

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheet as of December 31, 2004

(amounts in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$8,143	$208	$—	$—	$8,351
Short-term investments	305,500	—	—	—	305,500
Accounts receivable, net of allowance for doubtful accounts	13	79,277	—	—	79,290
Accounts receivable – roaming partners	—	18,348	—	—	18,348
Due from related parties	1,976	5,373	—	—	7,349
Inventory, net	—	18,216	—	—	18,216
Prepaid expenses	71	6,470	5,070	—	11,611
Intercompany receivable	7,119	241,299	—	(248,418)	—
Other current assets	316	5,490	5,000	—	10,806

Total current assets	323,138	374,681	10,070	(248,418)	459,471

Long term assets:
Property and equipment, net	—	813,814	313	—	814,127
Investments in subsidiaries	1,616,466	393,397	—	(2,009,863)	—
Intangible assets, net	7,210	194,988	781,854	—	984,052
Other long-term assets	—	4,405	775	—	5,180

Total assets	$1,946,814	$1,781,285	$793,012	$(2,258,281)	$2,262,830

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$74,020	$11,876	$—	$85,896
Accrued liabilities	23,574	43,791	—	—	67,365
Current portion of long-term debt	2,500	984	—	—	3,484
Other current liabilities	—	23,984	248,418	(248,418)	23,984

Total current liabilities	26,074	142,779	260,294	(248,418)	180,729

Long-term debt:
Capital lease obligations	—	269	—	—	269
Senior secured term loan	247,500	—	—	—	247,500
Senior notes	712,055	—	—	—	712,055

Senior long-term debt	959,555	269	—	—	959,824

Subordinated notes	728,494	—	—	—	728,494

Total long-term debt	1,688,049	269	—	—	1,688,318

Deferred income taxes, net	—	—	139,321	—	139,321
Deferred revenue	—	659	—	—	659
Deferred gain on sale of property and equipment	—	19,099	—	—	19,099
Other	—	2,013	—	—	2,013

Total liabilities	1,714,123	164,819	399,615	(248,418)	2,030,139

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2004	—	—	—	—	—
Additional paid-in-capital	560,934	1,463,477	495,456	(1,958,933)	560,934
Accumulated deficit	(313,417)	152,989	(102,059)	(50,930)	(313,417)
SunCom Wireless Holdings, Inc common stock held in trust	(94)	—	—	—	(94)
Deferred compensation	(14,732)	—	—	—	(14,732)

Total stockholder’s equity (deficit)	232,691	1,616,466	393,397	(2,009,863)	232,691

Total liabilities and stockholder’s equity (deficit)	$1,946,814	$1,781,285	$793,012	$(2,258,281)	$2,262,830

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

SUNCOM WIRELESS, INC.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of SunCom (its principal executive officer and principal financial officer, respectively), as well as the Controller have concluded, based on their evaluation as of December 31, 2005, that SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended): are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in SunCom’s internal controls over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, SunCom’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 20, 2005, David Clark, SunCom Wireless Holdings, Inc. and SunCom Wireless Management Company, Inc. mutually agreed not to renew Mr. Clark’s employment agreement after its expiration on February 3, 2006, and Mr. Clark resigned his role as Executive Vice President, Chief Financial Officer and Secretary, effective as of December 20, 2005. Mr. Clark remained with SunCom until February 3, 2006 to assist with the transition to a successor executive. Mr. Clark’s departure was not related to any dispute with SunCom, nor was it related to any accounting or financial reporting issue. In connection with this matter, Mr. Clark and SunCom entered into a Separation Agreement, or the Separation Agreement, effective as of December 20, 2005, or the Separation Date. Pursuant to the terms of the Separation Agreement, Mr. Clark will receive a bonus earned in 2005 in an amount equal to one year’s base salary as well as payments equal to one year’s base salary commencing August 3, 2006. In addition, the vested portion of Mr. Clark’s Holdings’ restricted stock will be determined as if Mr. Clark had continued his employment through and including May 1, 2006, and Mr. Clark will become vested in 92,500 additional shares of Holdings’ restricted common stock as of May 1, 2006. In consideration of his benefits under the Separation Agreement, Mr. Clark has agreed to a comprehensive release of claims against SunCom and agreed not to solicit SunCom employees or customers for two years following the Separation Date.

On December 20, 2005, SunCom Wireless Holdings, Inc. appointed Eric Haskell as its interim Executive Vice President and Chief Financial Officer to serve while SunCom searches for Mr. Clark’s replacement. Mr. Haskell has served on Holdings’ Board of Directors since November 2003 and will remain a director of Holdings while serving as SunCom’s interim Executive Vice President and Chief Financial Officer. However, Mr. Haskell has stepped down from his position on Holdings’ Audit Committee and its Nominating/Corporate Governance Committee. Mr. Haskell, 59, was formally Executive Senior Vice President and Chief Financial Officer of Systems & Computer Technology Corporation, or SCT, a publicly-held global technology solutions provider, from 1989 until it was sold to SunGard Data Systems in February 2004. Mr. Haskell also served on SCT’s board of directors. Prior to joining SCT in 1989, Mr. Haskell served as senior financial executive with Williams Holdings, Inc. and Transamerica Delaval. Mr. Haskell began his career with Ernst & Young.

On January 12, 2006, David Watson submitted his resignation from Holdings’ Board of Directors, effective as of January 13, 2006. Mr. Watson has served as a director of Holdings since January 2004 and was a member of Holdings’ Audit Committee and Compensation Committee. Mr. Watson’s departure was not related to any dispute with SunCom, nor was it related to any accounting or financial reporting issue.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements and Financial Statement Schedules

The following financial statements have been included as part of this report:

SUNCOM WIRELESS, INC.

NOTES TO FINANCIAL STATEMENTS

SUNCOM WIRELESS, INC.

SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions Credited to Costs and Expenses	Purchase Accounting Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2003	$7,008	$8,530	$11,699	$—	$3,839
Year ended December 31, 2004	3,839	7,761	7,876	3,861	7,585
Year ended December 31, 2005	7,585	16,145	13,717	2,339	12,352

Inventory Obsolescence Reserve:
Year ended December 31, 2003	$646	$3,092	$3,049	$—	$689
Year ended December 31, 2004	689	1,335	1,526	—	498
Year ended December 31, 2005	498	1,774	1,725	—	547

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2003	$315,129	$36,502	$—	$—	$351,631
Year ended December 31, 2004	351,631	—	171,962	(9,328)	170,341
Year ended December 31, 2005	170,341	163,154	—	(2,890)	330,605

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)	(3) Exhibits

Exhibit Number	Description
2.1	Exchange Agreement among Triton PCS Holdings, Inc., the entities defined therein as Triton Contributing Entities, AT&T Wireless Services, Inc., the entities defined therein as AWS Contributing Entities and Cingular Wireless LLC. (incorporated by reference to Exhibit 2.1 to the Form 10-Q of Triton PCS Holdings, Inc. filed August 9, 2004).

3.1	Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4/A, Amendment No. 1, Registration Statement of Triton PCS, Inc., File No. 333-57715).

3.2	Amendments to Certificate of Incorporation of Triton PCS, Inc. changing the corporate name to SunCom Wireless, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of SunCom Wireless, Inc. for the year ended December 31, 2004).

3.3	Bylaws of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4/A Registration Statement, Amendment No. 1, of Triton PCS, Inc., File No. 333-57715).

4.1	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.2	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.3	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.5	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.6	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.8	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.9	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.6	Ericsson Acquisition Agreement, dated as of March 11, 1998, between Triton Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).**

10.7	First Addendum to Acquisition Agreement, dated as of May 24, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).**

10.8	Second Addendum to Acquisition Agreement, dated as of September 22, 1999, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.13 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).**

10.9	Third Addendum to Acquisition Agreement, dated as of June 20, 2000, between Triton PCS Equipment Company L.L.C. and Ericsson, Inc. (incorporated by reference to Exhibit 10.14 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2000).**

10.10	Fourth Addendum to Acquisition Agreement, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).**

10.11	Employment Agreement, dated as of February 4, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.12	Amendment No. 1 to Employment Agreement, dated as of June 29, 1998, among Triton Management Company, Inc., Triton PCS Holdings, Inc., and Michael E. Kalogris (incorporated by reference to Exhibit 10.16.1 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.13	Amendment No. 2 to Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated December, 1998 (incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.14	Amendment No. 3 to Employment Agreement by and among Triton Management Company, Inc., Triton PCS Holdings, Inc. and Michael E. Kalogris, dated June 8, 1999 (incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.15	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.2 to the Form 10-Q/A, Amendment No.1, of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).*

10.16	Letter Agreement, dated as of December 2, 2005, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and Michael E. Kalogris (incorporated by reference to Exhibit 10.16 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.17	Amendment No. 4 to Employment Agreement by and among SunCom Wireless Management Company, Inc., SunCom Wireless Holdings, Inc. and Michael E. Kalogris, dated December 20, 2005 (incorporated by reference to Exhibit 10.17 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.18	Employment Agreement, dated May 24, 2001, to be effective as of January 1, 2001, by and between Triton Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2001).*

10.19	Letter Agreement, dated as of May 6, 2003, by and among Triton PCS Holdings, Inc., Triton Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.3 to the Form 10-Q/A, Amendment No.1, of Triton PCS Holdings, Inc. for the quarter ended March 31, 2003).*

10.20	Letter Agreement, dated as of December 2, 2005, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.20 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.21	Separation Agreement, dated as of December 20, 2005, by and among SunCom Wireless Holdings, Inc., SunCom Wireless Management Company, Inc. and David D. Clark (incorporated by reference to Exhibit 10.21 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.22	Employment Agreement, dated as of March 7, 2005, by and between SunCom Wireless Management Company, Inc. and William A. Robinson (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed March 11, 2005).*

10.23	Amendment No. 1 to Employment Agreement by and between SunCom Wireless Management Company, Inc. and William A. Robinson, dated December 14, 2005 (incorporated by reference to Exhibit 10.23 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.24	Employment Agreement, dated as of December 14, 2005, by and among SunCom Wireless Management Company, Inc., SunCom Wireless Holdings, Inc. and Daniel E. Hopkins (incorporated by reference to Exhibit 10.24 to the Form 10-K of SunCom Wireless Holdings, Inc. for the year ended December 31, 2005).*

10.25	Amended and Restated Common Stock Trust Agreement for Management Employees and Independent Directors, dated as of June 26, 1998 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.26	Form of Stockholders Letter Agreement for Management Employees (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Form S-4 Registration Statement of Triton PCS, Inc. and its subsidiaries, File No. 333-57715).*

10.27	Triton PCS Holdings, Inc. Directors’ Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended March 31, 2004).*

10.28	Form of Directors Stock Award Agreement (incorporated by reference to Exhibit 10.22 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).*

10.29	Form of 2002 Director Stock Award Agreement, as amended (incorporated by reference to Exhibit 10.9 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002).*

10.30	Triton PCS Holdings, Inc. Amended and Restated Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended March 31, 2004).*

10.31	Form of Notification of Restricted Stock Award (incorporated by reference to Exhibit 10.25 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).*

10.32	Triton PCS Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment no. 1 to the Form S-1 Registration Statement of Triton PCS Holdings, Inc., File No. 333-85149).*

10.33	Triton PCS Holdings, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended March 31, 2004).*

10.34	Form of Executive Bonus Program Agreement (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2003).*

10.35	Master Purchase Agreement, effective as of September 21, 2001, between Ericsson Inc. and Triton PCS Equipment Company L.L.C. (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.36	Statement of Work No. 1, effective as of September 21, 2001, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.37	Statement of Work No. 2, effective as of April 10, 2002, between Triton PCS Equipment Company L.L.C. and Ericsson Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.38	Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.39	GSM/GPRS Supplement to the Purchase and License Agreement, effective as of May 16, 2002, between Triton PCS Equipment Company L.L.C. and Nortel Networks Inc. (incorporated by reference to Exhibit 10.8 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2002). **

10.40	Agreement, dated the July 7, 2004, by and among Triton PCS Holdings, Inc., AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

10.41	Agreement, dated the July 7, 2004, by and among Triton PCS, Inc., AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

10.42	License Exchange Agreement, dated July 7, 2004, by and among Triton PCS, Inc., Triton PCS License Company L.L.C., a Delaware limited liability company AT&T Wireless Services, Inc., AT&T Wireless PCS LLC, and Cingular Wireless LLC. (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Triton PCS Holdings, Inc. for the quarter ended June 30, 2004).

21.1	Subsidiaries of SunCom Wireless, Inc.

24.1	Power of Attorney (set forth on the signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Controller pursuant to Rule 13a-14a under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.
**	Portions of this exhibit have been omitted under a Securities and Exchange Commission order granting confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berwyn, State of Pennsylvania on March 16, 2006.

SunCom Wireless, Inc.

Date: March 16, 2006	By:	/s/ Michael E. Kalogris
Michael E. Kalogris
Chief Executive Officer and Sole Director
(Principal Executive Officer)

Date: March 16, 2006	By :	/s/ Eric Haskell
Eric Haskell
Interim Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)