Form 10-Q
period 2006-06-30
SUNCOM WIRELESS INC
filed 2006-08-14
CIK 1064735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 100 shares of the registrant’s common stock were outstanding.

SUNCOM WIRELESS, INC.

SECOND QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNCOM WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$25,115	$15,800
Short-term investments	225,850	139,050
Restricted cash and restricted short-term investments	1,620	—
Accounts receivable, net of allowance for doubtful accounts of $8,448 and $12,352, respectively	82,985	82,898
Accounts receivable – roaming partners	17,202	18,188
Due from related parties	454	5,703
Inventory	16,369	23,930
Prepaid expenses	18,213	13,492
Other current assets	12,954	12,022

Total current assets	400,762	311,083
Long-term assets:
Property and equipment, net	502,935	650,284
Intangible assets, net	824,362	844,113
Other long-term assets	5,168	4,324

Total assets	$1,733,227	$1,809,804

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$94,308	$97,355
Accrued liabilities	60,110	73,477
Current portion of long term debt	2,803	2,786
Other current liabilities	24,787	23,271

Total current liabilities	182,008	196,889
Long-term debt:
Capital lease obligations	661	864
Senior secured term loan	243,750	245,000
Senior notes	713,732	713,148

Total senior long-term debt	958,143	959,012
Subordinated notes	731,328	730,339

Total long-term debt	1,689,471	1,689,351
Deferred income taxes, net	137,974	130,803
Deferred revenue	1,910	1,809
Deferred gain on sale of property and equipment	47,276	48,530
Other	2,548	2,483

Total liabilities	2,061,187	2,069,865
Commitments and contingencies	—	—

Stockholder’s deficit
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	747,212	555,191
Accumulated deficit	(1,075,172)	(815,252)
SunCom Wireless Holdings, Inc. common stock held in trust	(150)	(145)
Deferred compensation	150	145

Total stockholder’s deficit	(327,960)	(260,061)

Total liabilities and stockholder’s deficit	$1,733,227	$1,809,804

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Service	$164,430	$166,479	$319,897	$329,328
Roaming	19,519	22,978	40,985	46,809
Equipment	22,739	23,423	47,698	40,696

Total revenue	206,688	212,880	408,580	416,833

Operating expenses:
Cost of service (excluding the below amortization, excluding depreciation and asset disposal of $82,843 and $62,977 for the three months ended June 30, 2006 and 2005, respectively, and $184,453 and $102,430 for the six months ended June 30, 2006 and 2005, respectively)	66,717	65,004	134,665	126,804
Cost of equipment	32,270	49,511	71,491	84,157
Selling, general and administrative (excluding depreciation and asset disposal of $1,675 and $2,830 for the three months ended June 30, 2006 and 2005, respectively, and $3,503 and $5,868 for the six months ended June 30, 2006 and 2005, respectively)	83,133	92,744	171,727	173,048
Termination benefits and other-related charges	658	—	1,556	—
Depreciation and asset disposal	84,518	65,807	187,956	108,298
Amortization	10,689	15,616	22,193	32,572

Total operating expenses	277,985	288,682	589,588	524,879

Loss from operations	(71,297)	(75,802)	(181,008)	(108,046)

Interest expense	(38,180)	(37,039)	(75,983)	(73,766)
Other expense	—	—	—	(74)
Interest and other income	2,740	2,112	4,280	4,049

Loss before taxes	(106,737)	(110,729)	(252,711)	(177,837)
Income tax provision	(3,858)	(4,000)	(7,209)	(7,758)

Net loss	$(110,595)	$(114,729)	$(259,920)	$(185,595)

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(259,920)	$(185,595)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects from acquisitions and divestitures:
Depreciation, asset disposal and amortization	210,149	140,870
Deferred income taxes	7,171	7,624
Accretion of interest	2,289	2,176
Bad debt expense	10,065	3,686
Non-cash compensation	3,021	6,401
Other non-operating losses	—	74

Change in operating assets and liabilities:
Accounts receivable	(10,707)	(36,145)
Inventory	7,561	(1,995)
Prepaid expenses and other current assets	(6,273)	(12,741)
Intangible and other assets	(807)	350
Accounts payable	(1,763)	28,416
Accrued payroll and liabilities	(7,051)	781
Deferred revenue	2,829	(730)
Accrued interest	(46)	(496)
Other liabilities	(2,421)	1,160

Net cash used in operating activities	(45,903)	(46,164)

Cash flows from investing activities:
Purchase of available for sale securities	(314,600)	(628,450)
Proceeds from sale of available for sale securities	421,150	714,900
Proceeds from sale of assets	1,590	45,619
Payment of direct costs on business transactions	(54)	(1,018)
Capital expenditures	(42,173)	(43,230)
Other	(37)	(51)

Net cash provided by investing activities	65,876	87,770

Cash flows from financing activities:
Payments under senior secured term loan	(1,250)	(1,250)
Change in bank overdraft	(6,270)	(9,816)
Principal payments under capital lease obligations	(151)	(628)
Payment of direct costs on business transaction	(2,886)	—
Capital contribution from SunCom Investment Company	50	—
Repayments from (advances to) related party	(151)	1,803
Other	—	(28)

Net cash used in financing activities	(10,658)	(9,919)

Net increase in cash and cash equivalents	9,315	31,687

Cash and cash equivalents, beginning of period	15,800	8,351

Cash and cash equivalents, end of period	$25,115	$40,038

Non-cash investing and financing activities
Capital contribution from SunCom Investment Company	$188,950	$—
Repayments from SunCom Investment Company	5,400	—
Equipment acquired under capital lease obligation	—	1,000
Change in capital expenditures included in accounts payable	(1,284)	(8,830)
Change in direct transaction costs included in accrued expenses	—	(503)
Adjustment to goodwill related to an exchange agreement, net	—	(15,425)

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

1. Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to state fairly, in summarized form, the financial position and the results of operations of SunCom Wireless, Inc. (“SunCom”). SunCom and its wholly-owned subsidiaries are collectively referred to as the “Company”. The results of operations for the three and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The financial information presented herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, which include information and disclosures not included herein.

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

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. The information for the second quarter of 2005 was corrected during the fourth quarter of 2005 to properly reflect the impact of the Company’s second quarter 2005 tower sale on the statement of operations. This correction was a result of previously excluding an income lease intangible asset associated with the disposed towers from the accounting for the calculation of the gain on the tower sale. For the second quarter of 2005, this correction had the effect of increasing the loss from operations and net loss by approximately $7.4 million. The Company deemed this correction to be immaterial to its financial statements based upon its quantitative and qualitative analysis.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statements No. 109”, which is effective for fiscal years beginning after December 15, 2006. The interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109. This interpretation describes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently assessing the effect, if any, this interpretation will have on its financial statements or its results of operations.

In July 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the financial statement presentation requirements for taxes collected from customers and remitted to a government authority. Whether taxes are reported on a gross basis (included in

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

revenue and costs) or on a net basis (excluded from revenues and costs), the accounting policy should be disclosed in the financial statement footnotes. The Company is currently assessing the effect this interpretation will have on its financial statements or its results of operations.

3. Stock-Based Compensation

Holdings makes grants of restricted stock under its Amended and Restated Stock and Incentive Plan and its Directors’ Stock and Incentive Plan to provide incentives to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under these stock and incentive plans, and the grants generally vest over a four or five year period.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which sets forth accounting requirements for “share-based” compensation to employees and non-employee directors, and requires companies to recognize in the statement of operations the grant-date fair value of equity-based compensation. The Company adopted this statement using the modified prospective application transition method, which requires the recognition of compensation expense in financial statements issued subsequent to the date of adoption for all stock-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Because the Company previously adopted the fair value recognition provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, for Holdings’ restricted stock grants, the adoption of SFAS No. 123R did not have a significant impact on its financial position or its results of operations.

The Company measures the fair value of restricted stock awards based upon the market price of Holdings’ common stock as of the date of grant, and these grants are amortized over their applicable vesting period using the straight-line method. In accordance with SFAS 123R, the Company has estimated that its forfeiture rate is 3% based on historical experience. The Company’s net loss for the three months ended June 30, 2006 and 2005 included approximately $0.8 million and $2.4 million, respectively, of stock-based compensation expense, and the Company’s net loss for the six months ended June 30, 2006 and 2005 included approximately $3.0 million and $6.4 million, respectively, of stock-based compensation expense. The following table summarizes the allocation of this compensation expense.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Cost of service	$91	$260	$239	$410
Selling, general and administrative	734	2,103	2,782	5,991

Total stock-based compensation expense	$825	$2,363	$3,021	$6,401

The following activity occurred under Holdings’ restricted stock plans for the six months ended June 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at December 31, 2005	2,310,440	$3.68
Granted	998,565	1.50
Vested	(700,387)	4.99
Forfeited	(206,313)	2.85

Unvested balance at June 30, 2006	2,402,305	$2.41

As of June 30, 2006, there was approximately $4.1 million of total unrecognized compensation costs related to Holdings’ stock plans. These costs are expected to be recognized over a weighted average period of 2.5 years. In addition, an aggregate of 1,702,993 shares were authorized for future grants under Holdings’ stock plans as of June 30, 2006.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six months ended June 30, 2006 and 2005, the following activity occurred under Holdings’ stock plans:

	Six months ended June 30,
	2006	2005
Stock awards granted	998,565	1,125,559
Weighted average grant-date fair value	$1.50	$2.06

4. Restricted Cash and Restricted Short-term Investments

Restricted cash and restricted short-term investments represent deposits that are pledged as collateral for the Company’s surety bonds on its cell site leases. As of June 30, 2006, the Company had total restricted cash and short-term investments of $1.6 million.

5. Property and Equipment

The following table summarizes the Company’s property and equipment as of June 30, 2006 and December 31, 2005, respectively.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	1,189,529	1,204,516
Furniture, fixtures and computer equipment	107,383	108,704
Capital lease assets	1,402	1,556
Construction in progress	17,691	20,981

	1,316,318	1,336,070
Less accumulated depreciation	(813,383)	(685,786)

Property and equipment, net	$502,935	$650,284

During the second and fourth quarters of 2005, the Company accelerated depreciation on its time division multiple access (“TDMA”) wireless communications equipment by shortening service lives to fully depreciate all TDMA equipment by June 30, 2006 for the continental United States reporting unit and by March 31, 2006 for the Puerto Rico and U.S. Virgin Islands reporting unit. This additional depreciation resulted from a more aggressive migration from the Company’s TDMA network to its global system for mobile communications and general packet radio service (“GSM/GPRS”) network as well as a higher rate of churn for TDMA customers than the Company had originally planned. As of June 30, 2006, all TDMA assets were fully depreciated for the Puerto Rico and U.S. Virgin Islands reporting unit and the continental United States reporting unit.

6. Detail of Certain Liabilities

The following table summarizes certain current liabilities as of June 30, 2006 and December 31, 2005, respectively:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$10,902	$17,172
Accrued payroll and related expenses	14,313	20,962
Accrued expenses	11,804	12,206
Accrued interest	23,091	23,137

Total accrued liabilities	$60,110	$73,477

Other current liabilities:
Deferred revenue	$15,939	$13,211
Deferred gain on sale of property and equipment	2,205	2,211
Security deposits	6,643	7,849

Total other current liabilities	$24,787	$23,271

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Long-Term Debt

The following table summarizes the Company’s indebtedness as of June 30, 2006 and December 31, 2005, respectively:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$303	$286
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	2,803	2,786

Long-term debt:
Capital lease obligations	$661	$864
Senior secured term loan	243,750	245,000
8 1/2% senior notes	713,732	713,148
9 3/8% senior subordinated notes	340,124	339,542
8 3/4% senior subordinated notes	391,204	390,797

Total long-term debt	1,689,471	1,689,351

Total debt	$1,692,274	$1,692,137

8. Termination Benefits and Other Related Charges

In January 2006, the Company announced that it would reorganize its continental United States operations during 2006. This reorganization will consolidate and relocate operations and will result in the termination of approximately 48 positions, or 3% of its workforce. In addition, approximately 13 employees will be relocated as a result of this streamlining. These changes were a result of the Company’s recent strategic planning process. The workforce reduction and relocation resulted in $0.7 million and $1.6 million of expenses incurred during the three and six months ended June 30, 2006, respectively, consisting of $0.5 million and $1.2 million, respectively, for one-time termination benefits and $0.2 million and $0.4 million, respectively, for relocation and other related workforce reduction expenses. These costs were recognized in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and have been recorded in termination benefits and other related charges in the statement of operations for the three and six months ended June 30, 2006. The Company expects to incur approximately $0.3 million of additional costs during the remainder of 2006 as a result of this streamlining. As of June 30, 2006, the severance charge accrual consisted of the following:

Six months ended
(Dollars in thousands)	June 30, 2006
Accrual as of January 1, 2006	$—
Charged to expense	1,556
Amounts paid	(1,030)

Accrual as of June 30, 2006	$526

9. Related party transactions

The Company has made payments on behalf of SunCom Investment Company and Holdings for certain business activities, including, but not limited to, administrative expenses and tax payments. As described in Note 10, on May 2, 2006, SunCom Investment Company contributed $194.4 million to SunCom, and of this amount, $5.4 million was used to substantially satisfy the receivable due from SunCom Investment Company and Holdings. As of June 30, 2006, total receivables outstanding from SunCom Investment Company and Holdings were $0.5 million. These payments are due on demand.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SunCom Investment Company Contribution

SunCom has been participating in discussions with holders of its senior and senior subordinated notes with respect to a possible restructuring of its long-term debt obligations. No agreement regarding such a restructuring has been reached. In that context, certain noteholders questioned the November 2004 $189 million dividend (the “Dividend”) paid by SunCom to SunCom Investment Company. After reviewing the totality of the facts and circumstances concerning the Dividend, Holdings determined that facts existed that support the noteholders’ arguments that the Dividend was not properly paid. Accordingly, on May 2, 2006, SunCom Investment Company contributed approximately $194.4 million, the amount of the Dividend plus an additional $5.4 million, to SunCom. The Company believes that the contribution of this incremental capital addresses the primary concerns regarding its liquidity and financial condition raised in Note 1(b) to its consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2005, as filed on March 16, 2006.

11. Segment Information

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

Financial information by reportable business segment is as follows:

	As of and for the three months ended June 30, 2006				As of and for the six months ended June 30, 2006
	Continental U. S.	Puerto Rico and U.S. Virgin Islands	Corporate and other	Consolidated	Continental U. S.	Puerto Rico and U.S. Virgin Islands	Corporate and other	Consolidated
	(Dollars in thousands)
Revenues:
Service	$117,778	$46,652	$—	$164,430	$227,835	$92,062	$—	$319,897
Roaming	17,692	1,827	—	19,519	35,547	5,438	—	40,985
Equipment	16,787	5,952	—	22,739	36,912	10,786	—	47,698

Total revenue	152,257	54,431	—	206,688	300,294	108,286	—	408,580
Depreciation, asset disposal and amortization	82,655	8,035	4,517	95,207	166,476	34,554	9,119	210,149
Income (loss) from operations	$(60,245)	$2,294	$(13,346)	$(71,297)	$(137,017)	$(17,005)	$(26,986)	$(181,008)

Total assets	$1,107,620	$346,565	$279,042	$1,733,227	$1,107,620	$346,565	$279,042	$1,733,227
Capital expenditures	24,166	5,499	1,206	30,871	29,819	10,050	2,304	42,173

	As of and for the three months ended June 30, 2005				As of and for the six months ended June 30, 2005
	Continental U.S.	Puerto Rico and U.S. Virgin Islands	Corporate and other	Consolidated	Continental U.S.	Puerto Rico and U.S. Virgin Islands	Corporate and other	Consolidated
	(Dollars in thousands)
Revenues:
Service	$119,856	$46,623	$—	$166,479	$238,422	$90,906	$—	$329,328
Roaming	19,863	3,115	—	22,978	40,401	6,408	—	46,809
Equipment	17,802	5,621	—	23,423	32,841	7,855	—	40,696

Total revenue	157,521	55,359	—	212,880	311,664	105,169	—	416,833
Depreciation, asset disposal and amortization	59,709	17,319	4,395	81,423	100,554	31,618	8,698	140,870
Loss from operations	$(44,540)	$(16,811)	$(14,451)	$(75,802)	$(64,199)	$(14,719)	$(29,128)	$(108,046)

Total assets	$1,411,055	$395,176	$326,475	$2,132,706	$1,411,055	$395,176	$326,475	$2,132,706
Capital expenditures	10,504	1,139	2,903	14,546	37,048	2,311	3,871	43,230

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation from segment loss from operations to consolidated loss before taxes is set forth below:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Total segment loss from operations	$(71,297)	$(75,802)	$(181,008)	$(108,046)
Unallocated amounts:
Interest expense	(38,180)	(37,039)	(75,983)	(73,766)
Other expense	—	—	—	(74)
Interest and other income	2,740	2,112	4,280	4,049

Consolidated loss before taxes	$(106,737)	$(110,729)	$(252,711)	$(177,837)

12. Guarantor Financial Information

The following tables set forth condensed consolidating financial information of SunCom (the “Parent Company”), for all of SunCom’s subsidiaries other than Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (collectively, the “Subsidiary Guarantors”) and Triton PCS License Company L.L.C. and Triton PCS Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”). Set forth below are the balance sheets as of June 30, 2006 and December 31, 2005, the statements of operations for the three and six months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005 for the Parent Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheets as of June 30, 2006

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$9,439	$15,676	$—	$—	$25,115
Short-term investments	225,850	—	—	—	225,850
Restricted cash and restricted short-term investments	1,620	—	—	—	1,620
Accounts receivable, net of allowance for doubtful accounts	—	82,985	—	—	82,985
Accounts receivable – roaming partners	—	17,202	—	—	17,202
Due from related parties	—	454	—	—	454
Inventory	—	16,369	—	—	16,369
Prepaid expenses	39	10,132	8,042	—	18,213
Intercompany receivable	77,713	264,669	—	(342,382)	—
Other current assets	331	12,623	—	—	12,954

Total current assets	314,992	420,110	8,042	(342,382)	400,762

Long term assets:
Property and equipment, net	—	502,622	313	—	502,935
Investments in subsidiaries	1,066,690	240,516	—	(1,307,206)	—
Intangible assets, net	5,259	88,310	730,793	—	824,362
Other long-term assets	—	4,451	717	—	5,168

Total assets	$1,386,941	$1,256,009	$739,865	$(1,649,588)	$1,733,227

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$75,315	$18,993	$—	$94,308
Accrued liabilities	23,591	36,519	—	—	60,110
Current portion of long-term debt	2,500	303	—	—	2,803
Other current liabilities	—	24,787	342,382	(342,382)	24,787

Total current liabilities	26,091	136,924	361,375	(342,382)	182,008

Long-term debt:
Capital lease obligations	—	661	—	—	661
Senior secured term loan	243,750	—	—	—	243,750
Senior notes	713,732	—	—	—	713,732

Total senior long-term debt	957,482	661	—	—	958,143

Subordinated notes	731,328	—	—	—	731,328

Total long-term debt	1,688,810	661	—	—	1,689,471

Deferred income taxes, net	—	—	137,974	—	137,974
Deferred revenue	—	1,910	—	—	1,910
Deferred gain on sale of property and equipment	—	47,276	—	—	47,276
Other	—	2,548	—	—	2,548

Total liabilities	1,714,901	189,319	499,349	(342,382)	2,061,187

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of June 30, 2006	—	—	—	—	—
Additional paid-in-capital	747,212	1,564,052	495,456	(2,059,508)	747,212
Accumulated deficit	(1,075,172)	(497,362)	(254,940)	752,302	(1,075,172)
SunCom Wireless Holdings, Inc. common stock held in trust	(150)	—	—	—	(150)
Deferred compensation	150	—	—	—	150

Total stockholder’s equity (deficit)	(327,960)	1,066,690	240,516	(1,307,206)	(327,960)

Total liabilities and stockholder’s equity (deficit)	$1,386,941	$1,256,009	$739,865	$(1,649,588)	$1,733,227

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statements of Operations for the Three Months Ended June 30, 2006

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$164,430	$—	$—	$164,430
Roaming	—	19,519	—	—	19,519
Equipment	—	22,739	—	—	22,739

Total revenue	—	206,688	—	—	206,688
Operating expenses:
Cost of service	—	52,302	14,415	—	66,717
Cost of equipment	—	32,270	—	—	32,270
Selling, general and administrative	24	79,414	3,695	—	83,133
Termination benefits and other related charges	—	658	—	—	658
Depreciation and asset disposal	—	84,518	—	—	84,518
Amortization	—	10,689	—	—	10,689

Total operating expenses	24	259,851	18,110	—	277,985

Loss from operations	(24)	(53,163)	(18,110)	—	(71,297)

Interest expense	(38,161)	(19)	—	—	(38,180)
Interest and other income	2,714	26	—	—	2,740

Loss before taxes	(35,471)	(53,156)	(18,110)	—	(106,737)
Income tax provision	—	(38)	(3,820)	—	(3,858)

Loss before equity in earnings of subsidiaries	(35,471)	(53,194)	(21,930)	—	(110,595)
Equity in earnings of subsidiaries	(75,124)	(21,930)	—	97,054	—

Net income (loss)	$(110,595)	$(75,124)	$(21,930)	$97,054	$(110,595)

Consolidating Statements of Operations for the Six Months Ended June 30, 2006

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$319,897	$—	$—	$319,897
Roaming	—	40,985	—	—	40,985
Equipment	—	47,698	—	—	47,698

Total revenue	—	408,580	—	—	408,580

Operating expenses:
Cost of service	—	105,806	28,859	—	134,665
Cost of equipment	—	71,491	—	—	71,491
Selling, general and administrative	48	164,440	7,239	—	171,727
Termination benefits and other related charges	—	1,556	—	—	1,556
Depreciation and asset disposal	—	187,956	—	—	187,956
Amortization	—	22,193	—	—	22,193

Total operating expenses	48	553,442	36,098	—	589,588

Loss from operations	(48)	(144,862)	(36,098)	—	(181,008)

Interest expense	(75,893)	(90)	—	—	(75,983)
Interest and other income	4,209	71	—	—	4,280

Loss before taxes	(71,732)	(144,881)	(36,098)	—	(252,711)
Income tax provision	—	(38)	(7,171)	—	(7,209)

Loss before equity in earnings of subsidiaries	(71,732)	(144,919)	(43,269)	—	(259,920)
Equity in earnings of subsidiaries	(188,188)	(43,269)	—	231,457	—

Net income (loss)	$(259,920)	$(188,188)	$(43,269)	$231,457	$(259,920)

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2006

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(70,151)	$58,724	$(34,476)	$—	$(45,903)

Cash flows from investing activities:
Purchase of available for sale of securities	(314,600)	—	—	—	(314,600)
Proceeds from sale of available for sale securities	421,150	—	—	—	421,150
Capital expenditures	—	(42,173)	—	—	(42,173)
Proceeds from sale of assets	—	1,320	270	—	1,590
Payment of direct costs on business transactions	—	(54)	—	—	(54)
Other	—	(37)	—	—	(37)
Investment in subsidiaries	(37,207)	—	—	37,207	—
Dividends received	37,207	—	—	(37,207)	—
Net intercompany loans	(38,489)	—	—	38,489	—

Net cash provided by (used in) investing activities	68,061	(40,944)	270	38,489	65,876

Cash flows from financing activities:
Dividends paid	—	(37,207)	—	37,207	—
Payments under senior secured term loan	(1,250)	—	—	—	(1,250)
Change in bank overdraft	—	(6,270)	—	—	(6,270)
Principal payment under capital lease obligations	—	(151)	—	—	(151)
Payment of direct costs on business transactions	—	(2,886)	—	—	(2,886)
Repayments from (advances to) related parties	—	(151)	—	—	(151)
Capital contributions from parent	50	37,207	—	(37,207)	50
Net intercompany loans	—	4,283	34,206	(38,489)	—

Net cash provided by (used in) financing activities	(1,200)	(5,175)	34,206	(38,489)	(10,658)

Net increase (decrease) in cash and cash equivalents	(3,290)	12,605	—	—	9,315
Cash and cash equivalents, beginning of period	12,729	3,071	—	—	15,800

Cash and cash equivalents, end of period	$9,439	$15,676	$—	$—	$25,115

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheets as of December 31, 2005

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$12,729	$3,071	$—	$—	$15,800
Short-term investments	139,050	—	—	—	139,050
Accounts receivable, net of allowance for doubtful accounts	—	82,628	270	—	82,898
Accounts receivable – roaming partners	—	18,188	—	—	18,188
Due from related parties	—	5,703	—	—	5,703
Inventory	—	23,930	—	—	23,930
Prepaid expenses	72	6,225	7,195	—	13,492
Intercompany receivable	41,586	266,590	—	(308,176)	—
Other current assets	279	11,743	—	—	12,022

Total current assets	193,716	418,078	7,465	(308,176)	311,083

Long term assets:
Property and equipment, net	—	649,971	313	—	650,284
Investments in subsidiaries	1,254,878	283,785	—	(1,538,663)	—
Intangible assets, net	5,919	107,401	730,793	—	844,113
Other long-term assets	—	3,590	734	—	4,324

Total assets	$1,454,513	$1,462,825	$739,305	$(1,846,839)	$1,809,804

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$80,814	$16,541	$—	$97,355
Accrued liabilities	23,587	49,890	—	—	73,477
Current portion of long-term debt	2,500	286	—	—	2,786
Other current liabilities	—	23,271	308,176	(308,176)	23,271

Total current liabilities	26,087	154,261	324,717	(308,176)	196,889

Long-term debt:
Capital lease obligations	—	864	—	—	864
Senior secured term loan	245,000	—	—	—	245,000
Senior notes	713,148	—	—	—	713,148

Total senior long-term debt	958,148	864	—	—	959,012

Subordinated notes	730,339	—	—	—	730,339

Total long-term debt	1,688,487	864	—	—	1,689,351

Deferred income taxes, net	—	—	130,803	—	130,803
Deferred revenue	—	1,809	—	—	1,809
Deferred gain on sale of property and equipment	—	48,530	—	—	48,530
Other	—	2,483	—	—	2,483

Total liabilities	1,714,574	207,947	455,520	(308,176)	2,069,865

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2005	—	—	—	—	—
Additional paid-in-capital	555,191	1,526,845	495,456	(2,022,301)	555,191
Accumulated deficit	(815,252)	(271,967)	(211,671)	483,638	(815,252)
SunCom Wireless Holdings, Inc common stock held in trust	(145)	—	—	—	(145)
Deferred compensation	145	—	—	—	145

Total stockholder’s equity (deficit)	(260,061)	1,254,878	283,785	(1,538,663)	(260,061)

Total liabilities and stockholder’s equity (deficit)	$1,454,513	$1,462,825	$739,305	$(1,846,839)	$1,809,804

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Operations for the Three Months Ended June 30, 2005

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$166,479	$—	$—	$166,479
Roaming	—	22,978	—	—	22,978
Equipment	—	23,423	—	—	23,423

Total revenue	—	212,880	—	—	212,880

Operating expenses:
Cost of service	—	52,026	12,978	—	65,004
Cost of equipment	—	49,511	—	—	49,511
Selling, general and administrative	23	89,527	3,194	—	92,744
Depreciation and asset disposal	—	65,807	—	—	65,807
Amortization	—	15,616	—	—	15,616

Total operating expenses	23	272,487	16,172	—	288,682

Loss from operations	(23)	(59,607)	(16,172)	—	(75,802)

Interest expense	(37,008)	(31)	—	—	(37,039)
Interest and other income	2,112	—	—	—	2,112

Loss before taxes	(34,919)	(59,638)	(16,172)	—	(110,729)
Income tax provision	—	(134)	(3,866)	—	(4,000)

Loss before equity in earnings of subsidiaries	(34,919)	(59,772)	(20,038)	—	(114,729)
Equity in earnings of subsidiaries	(79,810)	(20,038)	—	99,848	—

Net income (loss)	$(114,729)	$(79,810)	$(20,038)	$99,848	$(114,729)

Consolidating Statement of Operations for the Six Months Ended June 30, 2005

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$329,328	$—	$—	$329,328
Roaming	—	46,809	—	—	46,809
Equipment	—	40,696	—	—	40,696

Total revenue	—	416,833	—	—	416,833
Operating expenses:
Cost of service	—	101,520	25,284	—	126,804
Cost of equipment	—	84,157	—	—	84,157
Selling, general and administrative	47	166,647	6,354	—	173,048
Depreciation and asset disposal	—	108,298	—	—	108,298
Amortization	—	32,572	—	—	32,572

Total operating expenses	47	493,194	31,638	—	524,879

Loss from operations	(47)	(76,361)	(31,638)	—	(108,046)

Interest expense	(73,647)	(119)	—	—	(73,766)
Other expense	—	(74)	—	—	(74)
Interest and other income	4,049	—	—	—	4,049

Loss before taxes	(69,645)	(76,554)	(31,638)	—	(177,837)
Income tax provision	—	(134)	(7,624)	—	(7,758)

Loss before equity in earnings of subsidiaries	(69,645)	(76,688)	(39,262)	—	(185,595)
Equity in earnings of subsidiaries	(115,950)	(39,262)	—	155,212	—

Net income (loss)	$(185,595)	$(115,950)	$(39,262)	$155,212	$(185,595)

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2005

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(67,485)	$62,750	$(30,948)	$(10,481)	$(46,164)

Cash flows from investing activities:
Purchase of available for sale of securities	(628,450)	—	—	—	(628,450)
Proceeds from sale of available for sale securities	714,900	—	—	—	714,900
Proceeds from sale of assets	—	45,619	—	—	45,619
Capital expenditures	—	(43,230)	—	—	(43,230)
Payment of direct costs on business transactions	—	(1,018)	—	—	(1,018)
Other	—	(51)	—	—	(51)
Investment in subsidiaries	(14,254)	—	—	14,254	—
Dividends received	14,254	—	—	(14,254)	—
Net intercompany loans	—	(53,834)	—	53,834	—

Net cash provided by (used in) investing activities	86,450	(52,514)	—	53,834	87,770

Cash flows from financing activities:
Payments under senior secured term loan	(1,250)	—	—	—	(1,250)
Change in bank overdraft	—	(9,816)	—	—	(9,816)
Principal payment under capital lease obligations	—	(628)	—	—	(628)
Repayments from (advances to) related parties	1,803	—	—	—	1,803
Other	(28)	—	—	—	(28)
Dividends paid	—	(14,254)	—	14,254	—
Capital contribution from parent	—	14,254	—	(14,254)	—
Net intercompany loans	22,886	—	30,948	(53,834)	—

Net cash provided by (used in) financing activities	23,411	(10,444)	30,948	(53,834)	(9,919)

Net increase (decrease) in cash and cash equivalents	42,376	(208)	—	(10,481)	31,687
Cash and cash equivalents, beginning of period	8,143	208	—	—	8,351

Cash and cash equivalents, end of period	$50,519	$—	$—	$(10,481)	$40,038

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In this section, the terms SunCom, we, us, our and similar terms refer collectively to SunCom Wireless, Inc. and its consolidated subsidiaries. Holdings refers to our parent corporation, SunCom Wireless Holdings, Inc., and SunCom Wireless refers only to SunCom Wireless, Inc. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of SunCom, statements concerning possible or assumed future results of operations of SunCom and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of SunCom or any such expressions made by a third party with respect to SunCom) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of our Form 10-K for the year ended December 31, 2005, our Forms 10-Q and our other Securities and Exchange Commission filings. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

We are a provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of June 30, 2006, our wireless communications network covered a population of approximately 14.8 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering a population of approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.

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

We believe our markets are strategically attractive because of their strong demographic characteristics for wireless communications services. According to the 2005 Paul Kagan Associates Report, our service area includes 11 of the top 100 markets in the country with population densities that are higher than the national average. We currently provide wireless voice and data services in Puerto Rico and the U.S. Virgin Islands segment utilizing global system for mobile communications and general packet radio service, or GSM/GPRS, technology, which is capable of providing enhanced voice and data services. Our continental U.S. segment also uses GSM/GPRS technology, and we are in the process of migrating our remaining time division multiple access, or TDMA, subscribers to GSM/GPRS technology. We expect this migration to be completed during the third quarter of 2006.

Results of Operations

Beginning in 2005, as a result of our acquisition of AT&T Wireless’ business in certain North Carolina markets, Puerto Rico and the U.S. Virgin Islands, we began operating as two reportable segments, which we operate and manage as strategic business units. Our reporting segments are based upon geographic area of operation; one segment consists of our operations in the continental United States, and the other consists of our operations in Puerto Rico and the U.S. Virgin Islands. Each geographic area of operations markets wireless rate plans to consumers that are specific to its respective geographic area. For purposes of this discussion, corporate expenses are included in the continental U.S. segment results.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Consolidated operations

The table below summarizes the consolidated key metrics of our operations as of and for the three months ended June 30, 2006 and 2005. These results are further described in our segment discussions.

	As of and for the three months ended June 30,
	2006	2005	Change	Change %
Gross additions	92,131	95,991	(3,860)	(4.0)%
Net additions	24,329	3,979	20,350	511.4%
Subscribers (end of period)	1,031,443	965,106	66,337	6.9%
Monthly subscriber churn	2.2%	3.2%	1.0%	31.3%
Average revenue per user	$52.89	$56.73	$(3.84)	(6.8)%
Cost per gross addition	$409	$427	$18	4.2%

Gross additions are new subscriber activations, and net additions are gross additions less subscriber deactivations. Monthly subscriber churn is calculated by dividing subscriber deactivations by our average subscriber base for the period. These statistical measures may not be compiled in the same manner as similarly titled measures of other companies. In addition, average revenue per user, or ARPU, and cost per gross addition, or CPGA, are performance measures not calculated in accordance with accounting principles generally accepted in the United States, or GAAP. For more information about ARPU and CPGA, see “Reconciliation of Non-GAAP Financial Measures” below.

Continental U.S. segment operations

The table below summarizes the continental U.S. segment key metrics of our operations as of and for the three months ended June 30, 2006 and 2005.

	As of and for the three months ended June 30,
	2006	2005	Change	Change %
Gross additions	59,193	67,641	(8,448)	(12.5)%
Net additions	15,379	298	15,081	5,060.7%
Subscribers (end of period)	750,332	716,028	34,304	4.8%
Monthly subscriber churn	2.0%	3.1%	1.1%	35.5%
Average revenue per user	$52.86	$56.09	$(3.23)	(5.8)%
Cost per gross addition	$440	$431	$(9)	(2.1)%

Subscribers The net subscriber increase of 15,081 was driven by lower subscriber churn quarter-over-quarter, offset by an 8,448 decrease in gross subscriber additions. We believe the lower quarter-over-quarter gross subscriber additions was the result of increased competitive pressure for a diminishing pool of potential subscribers. We believe the lower quarter-over-quarter churn was the result of the North Carolina market stabilizing after the disruption caused by the transition of the subscribers we acquired from AT&T Wireless in December 2004. The 34,304 increase in total subscribers was attributable to net subscriber additions resulting from the factors described above, offset by the sale of 28,648 subscribers to Cingular Wireless in September 2005.

Monthly Subscriber Churn The decrease in monthly subscriber churn stemmed primarily from decreased voluntary subscriber deactivations resulting from the reduced impact of the AT&T subscriber transition that occurred in 2005. Due to voluntary churn caused by our forced migration of TDMA subscribers to GSM/GPRS technology and increased involuntary churn as a result of planned offerings to credit challenged customers, we believe that churn in the continental U.S. segment may increase in the near term.

Average Revenue Per User ARPU reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. The ARPU decrease was primarily the result of a decrease in average access revenue per subscriber and billed airtime revenue per subscriber, partially offset by an increase in revenue from usage of new features offered for additional fees. The decline in access revenue was the result of adding new subscribers on lower priced rate plans, such as family plans. The decline in airtime revenue was partially the result of adding new subscribers on rate plans that include more minutes of use than previously offered rate plans. In addition, airtime revenue has declined as a result of subscribers optimizing their rate plan by migrating to plans with more included minutes and/or high use subscribers deactivating service. The increase in feature revenue was primarily the result of subscribers increased usage of our data offerings, such as SMS messaging and downloadable ring tones. As a result of the anticipated mix of new rate plan offerings, we expect this lower ARPU to remain relatively flat in the foreseeable future. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Cost Per Gross Addition CPGA is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenues less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses (exclusive of the non-cash compensation portion of the selling expenses) related to adding new subscribers by total gross subscriber additions during the relevant period. The CPGA decrease of $9, or 2.1%, was primarily the result of lower net equipment costs. In addition, commission expense per gross addition was lower due to a change in the distribution mix. These favorable variances were partially offset by decreased leverage on fixed acquisition costs, such as advertising and promotional costs and retail store costs, due to decreased gross subscriber additions. Retail customer service expenses and the equipment margin on handsets sold to existing subscribers, including handset upgrade transactions, are excluded from CPGA, as these costs are incurred specifically for existing subscribers. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Results from Operations

	For the three months ended June 30,
(Dollars in thousands)	2006	2005	Change $	Change %
Revenues:
Service	$117,778	$119,856	$(2,078)	(1.7)%
Roaming	17,692	19,863	(2,171)	(10.9)%
Equipment	16,787	17,802	(1,015)	(5.7)%

Total revenue	152,257	157,521	(5,264)	(3.3)%
Operating expenses
Cost of service	55,879	55,453	(426)	(0.8)%
Cost of equipment	22,276	32,992	10,716	32.5%
Selling, general and administrative	59,863	63,963	4,100	(6.4)%
Termination benefits and other related charges	658	—	(658)	n/a
Depreciation, asset disposal and amortization	87,172	64,104	(23,068)	(36.0)%

Total operating expenses	225,848	216,512	(9,336)	(4.3)%
Loss from operations	$(73,591)	$(58,991)	$(14,600)	(24.7)%

Revenue Service revenue decreased by $2.1 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily as a result of a $3.3 million decrease in access revenue and an additional $3.3 million decline in airtime revenue. These decreases resulted from rate plan offerings and competitive pressures, and were partially offset by increased revenue of $5.4 million generated from enhanced features offered for a fee. We expect subscriber growth to continue and ARPU to remain relatively flat; hence, we expect service revenue to increase. The decrease of roaming revenue was primarily due to reductions in roaming rates and lower roaming minutes of use. As a result of the industry trend of declining roaming rates, we expect roaming revenue to continue to decline. Equipment revenue includes the revenue earned on the sale of a handset and handset accessories to new and existing subscribers. The equipment revenue decrease was due to decreased revenue on lower new activations, partially offset by increased revenue on transactions with existing subscribers.

Cost of Service Cost of service for the three months ended June 30, 2006 increased by $0.4 million, compared to the same period of 2005. This increase related to a $0.5 million increase in third-party roaming costs attributable to the growth of our subscriber base and the introduction of rate plans that included free long distance and third-party roaming, which resulted in increased in minutes of use. This increase was also due to an incremental $1.1 million of subscriber handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarter of 2005. This increase was partially offset by $0.6 million of interconnect costs as a result of network optimization and $0.3 million of toll costs due to a lower rate per minute of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 47.4% and 46.3% for the quarters ended June 30, 2006 and 2005, respectively. The increase of 1.1% was primarily attributable to the increased subscriber usage and the related cost, increased operating expenses and decreased service revenue. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.

Cost of Equipment Cost of equipment decreased $10.7 million in the second quarter of 2006, compared to the same period of 2005. This decrease was due to the absence of $3.2 million of migration costs incurred in the second quarter of 2005 to provide certain subscribers in the acquired North Carolina markets with a new handset compatible with our system. The decrease was also due to the lower cost per handset quarter-over-quarter and lower gross subscriber additions.

Selling, General and Administrative Expense Selling, general and administrative expenses decreased for the three months ended June 30, 2006, compared to the same period of 2005. The decrease was primarily due to a $1.5 million decrease in commissions as the result of lower gross subscriber additions, a $2.0 million decrease in general and administrative expenses and a $1.4 million decrease in non-cash compensation expense due to the lower market price of stock grants. These decreases were partially offset by a $0.4 million increase in fixed selling expenses due to an increase in retail locations and a $0.5 million increase of advertising and promotional expense. General and administrative expense has decreased due to the absence of incremental migration costs incurred in 2005 for such customer care items as temporary help, temporary facilities, fees related to number porting and amounts paid to indirect agents to assist with the subscriber migration process. Our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 30.4% and 32.6% for the quarter ended June 30, 2006 and 2005, respectively. This decrease was primarily the result of lower general and administrative expenses, partially offset by lower service revenue for the three months ended June 30, 2006. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue. In addition, as of June 30, 2006, we had approximately $2.9 million of deferred transaction costs recorded as an asset on our balance sheet primarily related to legal and consulting charges associated with our efforts to complete a restructuring of our long-term debt obligations. If negotiations related to this restructuring are terminated, or if the likelihood of negotiations terminating becomes probable, we will charge the deferred transaction costs to general and administrative expense in the period that this occurs.

Termination Benefit Expense We incurred termination benefit expense of $0.7 million for the second quarter of 2006 related to the reorganization of our continental U.S. operations. See Note 8 to our consolidated financial statements for more information. We did not incur any termination benefit expense for the same period of 2005.

Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense increased for the three months ended June 30, 2006, compared to the same period of 2005. This increase was primarily driven by the acceleration of depreciation on our TDMA wireless communications equipment in the fourth quarter of 2005. The TDMA assets in our continental U.S. operation unit were fully depreciated as of June 30, 2006.

Puerto Rico and U.S. Virgin Islands segment operations

The table below summarizes the Puerto Rico and U.S. Virgin Islands segment key metrics of our operations as of and for the three months ended June 30, 2006 and 2005.

	As of and for the three months ended June 30,
	2006	2005	Change	Change %
Gross additions	32,938	28,350	4,588	16.2%
Net additions	8,950	3,681	5,269	143.1%
Subscribers (end of period)	281,111	249,078	32,033	12.9%
Monthly subscriber churn	2.9%	3.3%	0.4%	12.1%
Average revenue per user	$52.97	$58.59	$(5.62)	(9.6)%
Cost per gross addition	$351	$419	$68	16.2%

Subscribers The increase in net subscribers of 5,269 was due to a 4,588 increase in gross subscriber additions and lower subscriber churn. The quarter-over-quarter gross subscriber addition increase was the result of the cumulative effect of a significant marketing and branding initiative associated with the SunCom brand. The lower quarter-over-quarter churn was the result of the market stabilizing following the disruption caused by the transition of the subscribers we acquired from AT&T Wireless in December 2004. The increase in total subscribers was attributable to net subscriber additions resulting from the factors described above, offset by the sale of 491 subscribers to Cingular Wireless in September 2005.

Monthly Subscriber Churn The decrease in monthly subscriber churn stemmed primarily from decreased voluntary subscriber deactivations resulting from the reduced impact of the AT&T subscriber transition that occurred in 2005, partially offset by increased involuntary subscriber deactivations due to non-payment. As a result of contractual obligations with customers, we expect that churn of Puerto Rico and U.S. Virgin Islands segment customers may remain relatively flat in the near term.

Average Revenue Per User The ARPU decrease was primarily the result of a decrease in average billed access and airtime revenue per subscriber. These declines were partially offset by an increase for the usage of new features for additional fees. The decline in access revenue was the result of adding new subscribers on lower priced rate plans. The decline in airtime revenue was the result of adding new subscribers on rate plans that include more minutes of use, which include nights and weekends and mobile to mobile, than previously offered rate plans. In addition, airtime revenue has also declined as a result of existing subscribers optimizing their rate plan by migrating to plans with more included minutes or high use subscribers deactivating service. As the result of the anticipated mix of new rate plan offerings, we expect this lower ARPU to remain relatively flat in the foreseeable future.

Cost Per Gross Addition The CPGA decrease of $68, or 16.2%, was primarily the result of increased leverage on fixed acquisition costs as the result of increased gross subscriber additions as well as lower net equipment costs due to declining handset prices.

Results from Operations

	For the three months ended June 30,
(Dollars in thousands)	2006	2005	Change $	Change %
Revenues:
Service	$46,652	$46,623	$29	0.1%
Roaming	1,827	3,115	(1,288)	(41.3)%
Equipment	5,952	5,621	331	5.9%

Total revenue	54,431	55,359	(928)	(1.7)%
Operating expenses
Cost of service	10,838	9,551	(1,287)	(13.5)%
Cost of equipment	9,994	16,519	6,525	39.5%
Selling, general and administrative	23,270	28,781	5,511	19.1%
Depreciation, asset disposal and amortization	8,035	17,319	9,284	53.6%

Total operating expenses	52,137	72,170	20,033	27.8%
Income (loss) from operations	$2,294	$(16,811)	$19,105	113.6%

Revenue Service revenue was relatively flat for the three months ended June 30, 2006, compared to the three months ended June 30, 2005 primarily due to an increased number of subscribers, which resulted in increased access revenue of $1.6 million. In addition, feature revenue increased by $0.7 million as a result of additional usage of new features offered for an additional fee. These increases were offset by a lower ARPU due to reduced billed airtime revenue per user. The decrease in roaming revenue was primarily due to lower rate per minute of use and lower minutes of use on our network. Equipment sales revenue increased due to increased transactions with existing subscribers, partially offset by lower equipment revenue for new activations.

Cost of Service Cost of service for the three months ended June 30, 2006 increased $1.3 million, compared to the same period of 2005. This increase was largely due to $0.8 million of incremental handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarters of 2005. The remaining increase was largely usage based as the result of the growth of our subscriber base and the resulting increase in minutes of use. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 23.2% and 20.5% for the quarter ended June 30, 2006 and 2005, respectively. The increase of 2.7% was primarily attributable to increased variable costs discussed above. Cost of service as a percentage of service revenue may decline in the future, as we expect to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.

Cost of Equipment Cost of equipment decreased in the second quarter of 2006, compared to the same period of last year. This decrease was primarily due to the absence of $7.1 million of equipment costs on migrations incurred in the second quarter of 2005 to provide certain subscribers in the acquired market with a handset compatible with our system as well as a lower cost per handset quarter-over-quarter for gross subscriber additions. This was partially offset by increased non-migration related transactions with existing subscribers, such as upgrades.

Selling, General and Administrative Expense Selling, general and administrative expenses decreased $5.5 million for the three months ended June 30, 2006, compared to the same period of 2005. The decrease was primarily due to the absence of $8.7 million in customer care related expenses as a result of migrating acquired subscribers to our systems during the second quarter of last year. The decrease was partially offset by increased bad debt expense of $3.1 million due to significantly higher involuntary deactivations. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 30.5% and 42.3% for the quarter ended June 30, 2006 and 2005, respectively. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense decreased for the three months ended June 30, 2006, compared to the same period of 2005. This decrease was primarily due to there being no additional depreciation expense on our TDMA wireless communications equipment, which was decommissioned during the first quarter of 2006, and fully depreciated as of March 31, 2006.

Consolidated operations

Interest Expense Interest expense was $38.2 million, net of capitalized interest of $0.3 million, for the three months ended June 30, 2006. Interest expense was $37.0 million, net of capitalized interest of $0.2 million, for the three months ended June 30, 2005. The increase of $1.2 million, or 3.2%, relates primarily to an increase of $1.2 million on our senior secured term loan resulting from rising interest rates quarter-over-quarter.

We had a weighted average interest rate of 8.69% for the three months ended June 30, 2006 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.40% weighted average interest rate for the three months ended June 30, 2005.

Interest and Other Income Interest and other income was $2.7 million for the three months ended June 30, 2006, an increase of $0.6 million, compared to $2.1 million for the three months ended June 30, 2005. This increase was primarily due to a higher rate of return for the quarter ended June 30, 2006.

Income Tax Expense Income tax expense was $3.9 million for the three months ended June 30, 2006, a decrease of $0.1 million, or 2.5%, compared to $4.0 million for the three months ended June 30, 2005. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss Net loss was $110.6 million and $114.7 million for the three months ended June 30, 2006 and 2005, respectively. The net loss decrease of $4.1 million primarily resulted from the items discussed above.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Consolidated operations

The table below summarizes the consolidated key metrics of our operations as of and for the six months ended June 30, 2006 and 2005. These results are further described in our segment discussions.

	As of and for the six months ended June 30,
	2006	2005	Change	Change %
Gross additions	208,446	188,302	20,144	10.7%
Net additions	65,621	13,361	52,260	391.1%
Subscribers (end of period)	1,031,443	965,106	66,337	6.9%
Monthly subscriber churn	2.4%	3.0%	0.6%	20.0%
Average revenue per user	$52.23	$56.29	$(4.06)	(7.2)%
Cost per gross addition	$394	$444	$50	11.3%

Continental U.S. segment operations

The table below summarizes the continental U.S. segment key metrics of our operations as of and for the six months ended June 30, 2006 and 2005.

	As of and for the six months ended June 30,
	2006	2005	Change	Change %
Gross additions	138,153	135,337	2,816	2.1%
Net additions	51,361	5,500	45,861	833.8%
Subscribers (end of period)	750,332	716,028	34,304	4.8%
Monthly subscriber churn	2.0%	3.0%	1.0%	33.3%
Average revenue per user	$52.05	$55.88	$(3.83)	(6.9)%
Cost per gross addition	$421	$457	$36	7.9%

Subscribers The net subscriber addition increase of 45,861 was driven by lower subscriber churn period-over-period, as well as a 2,816 increase in gross subscriber additions. We believe the lower churn and gross subscriber addition increase was the result of further stabilization of our acquired North Carolina market and the successful launch of the SunCom brand in the acquired market. The increase in total subscribers was attributable to net subscriber additions resulting from the factors described above, partially offset by the sale of 28,648 subscribers to Cingular Wireless in September 2005.

Monthly Subscriber Churn The decrease in monthly subscriber churn primarily stemmed from decreased voluntary subscriber deactivations resulting from the reduced impact of the AT&T subscriber transition that occurred in 2005. This year’s decline in voluntary subscriber deactivations was slightly offset by higher involuntary subscriber deactivations due to certain service offerings to credit challenged subscribers.

Average Revenue Per User The ARPU decrease was primarily the result of a decrease in average access revenue per subscriber and billed airtime revenue per subscriber, partially offset by an increase from usage of new features offered for additional fees. The decline in access revenue was the result of adding new subscribers on lower priced rate plans, such as family plans. The decline in airtime revenue was partially the result of adding new subscribers on rate plans that include more minutes of use than previously offered rate plans. In addition, airtime revenue has declined as a result of subscribers optimizing their rate plan by migrating to plans with more included minutes and/or high use subscribers deactivating service. The increase in feature revenue was primarily the result of subscribers increased usage of our data offerings, such as SMS messaging and downloadable ring tones.

Cost Per Gross Addition The CPGA decrease of $36, or 7.9%, was primarily the result of lower net equipment costs due to declining handset prices.

Results from Operations

	For the six months ended June 30,
(Dollars in thousands)	2006	2005	Change $	Change %
Revenues:
Service	$227,835	$238,422	$(10,587)	(4.4)%
Roaming	35,547	40,401	(4,854)	(12.0)%
Equipment	36,912	32,841	4,071	12.4%

Total revenue	300,294	311,664	(11,370)	(3.6)%
Operating expenses
Cost of service	112,809	108,625	(4,184)	(3.9)%
Cost of equipment	50,803	61,551	10,748	17.5%
Selling, general and administrative	123,534	125,563	2,029	1.6%
Termination benefits and other related charges	1,556	—	(1,556)	n/a
Depreciation, asset disposal and amortization	175,595	109,252	(66,343)	(60.7)%

Total operating expenses	464,297	404,991	(59,306)	(14.6)%
Loss from operations	$(164,003)	$(93,327)	$(70,676)	(75.7)%

Revenue Service revenue decreased $10.6 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, as a result of decreased access and airtime revenue of $11.5 million and $7.3 million, respectively. This decrease resulted from rate plan offerings and competitive pressures. These decreases were partially offset by increased revenue of $11.7 million generated from enhanced features offered for a fee. The decrease of roaming revenue was primarily due to reductions in roaming rates and decreased roaming minutes of use. The equipment revenue increase was due to increased revenue on transactions with existing subscribers, partially offset by decreased revenue on new activations.

Cost of Service Cost of service for the six months ended June 30, 2006 increased, compared to the same period of 2005. This increase related to a $1.6 million increase in third-party roaming and toll costs attributable to the growth of our subscriber base and the introduction of rate plans that included free long distance and third-party roaming, which resulted in increased in minutes of use. This increase was also due to an incremental $2.8 million of subscriber handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarter of 2005. Cost of service as a percentage of service revenue was 49.5% and 45.6% for the quarters ended June 30, 2006 and 2005, respectively. The increase of 3.9% was primarily attributable to the increased subscriber usage and the related cost, increased handset insurance costs and decreased service revenue.

Cost of Equipment Cost of equipment decreased for the six months ended June 30, 2006, compared to the same period of 2005. This decrease was due to the absence of $3.6 million of migration costs incurred for the first six months of 2005 to provide certain subscribers in the acquired North Carolina markets with a new handset compatible with our system. The decrease was also due to the lower cost per handset period-over-period, offset by an increase in the number of phones used for new activations and transactions with existing subscribers.

Selling, General and Administrative Expense Selling, general and administrative expenses decreased for the six months ended June 30, 2006, compared to the same period of 2005. The decrease was primarily due to a $3.2 million decrease in non-cash compensation expense and a $0.8 million decrease in commissions due to changes in the distribution channel mix. These increases were partially offset by a $0.4 million increase in advertising and promotion expenses and a $1.0 million increase in fixed selling expenses due to an increase in retail locations. In addition, general and administrative expenses increased by $0.8 million due to increased headcount expenses that were partially offset by customer care costs incurred in 2005 to assist with the subscriber migration process. General and administrative expense as a percentage of service revenue was 31.4% and 30.9% for the six months ended June 30, 2006 and 2005, respectively. This increase was primarily the result of lower service revenue for the six months ended June 30, 2006.

Termination Benefit Expense We incurred termination benefit expense of $1.6 million for the six months ended June 30, 2006 related to the reorganization of our continental U.S. operations. See Note 8 to our consolidated financial statements for more information. We did not incur any termination benefit expense for the same period of 2005.

Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense increased for the six months ended June 30, 2006, compared to the same period of 2005. This increase was primarily driven by the acceleration of depreciation on our TDMA wireless communications equipment in the second and fourth quarters of 2005. The TDMA assets in our continental U.S. operation unit were fully depreciated as of June 30, 2006.

Puerto Rico and U.S. Virgin Islands segment operations

The table below summarizes the Puerto Rico and U.S. Virgin Islands segment key metrics of our operations as of and for the six months ended June 30, 2006 and 2005.

	As of and for the six months ended June 30,
	2006	2005	Change	Change %
Gross additions	70,293	52,965	17,328	32.7%
Net additions	14,260	7,861	6,399	81.4%
Subscribers (end of period)	281,111	249,078	32,033	12.9%
Monthly subscriber churn	3.4%	3.1%	(0.3)%	(9.7)%
Average revenue per user	$52.71	$57.48	$(4.77)	(8.3)%
Cost per gross addition	$341	$411	$70	17.0%

Subscribers The increase in net subscriber additions of 6,399 was due to a 17,328 increase in gross subscriber additions, which was partially offset by higher subscriber churn period-over-period. We believe the period-over-period gross subscriber addition increase was the result of the cumulative effect of a significant marketing and branding initiative associated with the SunCom brand. The increase in total subscribers was attributable to net subscriber additions resulting from the factors described above, partially offset by the sale of 491 subscribers to Cingular Wireless in September 2005.

Monthly Subscriber Churn The increase in monthly subscriber churn stemmed primarily from increased involuntary subscriber deactivations due to non-payment.

Average Revenue Per User The ARPU decrease was primarily the result of a decrease in average billed access and airtime revenue per subscriber, partially offset by an increase in revenue from usage of new features offered for additional fees. The decline in access revenue was the result of adding new subscribers on lower priced plans. The decline in airtime revenue was the result of adding new subscribers on rate plans that include more minutes of use, including nights and weekends and mobile to mobile, than previously offered rate plans. In addition, airtime revenue has also declined as a result of existing subscribers optimizing their rate plan by migrating to plans with more included minutes or high use subscribers deactivating service.

Cost Per Gross Addition The CPGA decrease of $70, or 17.0%, was primarily the result of greater leverage on advertising and promotional costs as well as fixed acquisition costs due to increased gross subscriber additions as well as lower net equipment costs.

Results from Operations

	For the six months ended June 30,
(Dollars in thousands)	2006	2005	Change $	Change %
Revenues:
Service	$92,062	$90,906	$1,156	1.3%
Roaming	5,438	6,408	(970)	(15.1)%
Equipment	10,786	7,855	2,931	37.3%

Total revenue	108,286	105,169	3,117	3.0%
Operating expenses
Cost of service	21,856	18,179	(3,677)	(20.2)%
Cost of equipment	20,688	22,606	1,918	8.5%
Selling, general and administrative	48,193	47,485	(708)	(1.5)%
Depreciation, asset disposal and amortization	34,554	31,618	(2,936)	(9.3)%

Total operating expenses	125,291	119,888	(5,403)	(4.5)%
Loss from operations	$(17,005)	$(14,719)	$(2,286)	(15.5)%

Revenue Service revenue increased $1.2 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005 primarily due to an increased number of subscribers, which resulted in increased access revenue of $4.0 million. In addition, feature revenue increased by $2.2 million as a result of additional usage of new features offered for an additional fee. These increases were partially offset by reduced billed airtime revenue of $4.8 million due to the introduction of rate plans with more minutes of use during the period. The decrease in roaming revenue was primarily due to a lower rate per minute of use and lower minutes of use on our network. Equipment sales revenue increased primarily due to increased activations and transactions with existing subscribers.

Cost of Service Cost of service for the six months ended June 30, 2006 increased $3.7 million, compared to the same period of 2005. This increase was largely due to $2.1 million of incremental handset insurance fees incurred subsequent to the acquired subscribers migrating from AT&T Wireless in the second and third quarters of 2005. The remaining increase was largely usage based as the result of the growth of our subscriber base and the resulting increase in minutes of use. Cost of service as a percentage of service revenue was 23.7% and 20.0% for the quarter ended June 30, 2006 and 2005, respectively. The increase of 3.7% was primarily attributable to increased subscriber handset insurance and usage costs, partially offset by increased service revenue.

Cost of Equipment Cost of equipment decreased $1.9 million for the six months ended June 30, 2006, compared to the same period of last year. This decrease was due primarily to the absence of $7.1 million of equipment costs on migrations incurred in 2005 due to the acquisition discussed above. This decrease was also due to a lower cost per handset, partially offset by increased activations and an increase in the number of handsets used for transactions with existing subscribers.

Selling, General and Administrative Expense Selling, general and administrative expenses increased for the six months ended June 30, 2006, compared to the same period of 2005. The increase was primarily due to a $1.1 million increase in advertising and promotional costs, a $0.9 million increase in commissions related to higher gross additions and a $7.2 million increase in bad debt expense due to significantly higher involuntary deactivations. These increases were partially offset by the absence of $8.6 million of customer care related expenses as a result of migrating the acquired subscribers from AT&T to our network. General and administrative expense as a percentage of service revenue was 32.5% and 33.8% for the quarter ended June 30, 2006 and 2005, respectively. This decrease was primarily the result of the increased service revenue discussed above.

Depreciation, Asset Disposal and Amortization Expense Depreciation, asset disposal and amortization expense increased for the six months ended June 30, 2006, compared to the same period of 2005. This increase was primarily due to the acceleration of depreciation on our TDMA wireless communications equipment in the second and fourth quarters of 2005. As of March 31, 2006, we had fully depreciated all TDMA assets in the Puerto Rico and the U.S. Virgin Islands segment.

Consolidated operations

Interest Expense Interest expense was $76.0 million, net of capitalized interest of $0.7 million, for the six months ended June 30, 2006. Interest expense was $73.8 million, net of capitalized interest of $0.4 million, for the six months ended June 30, 2005. The increase of $2.2 million, or 3.0%, relates primarily to an increase of $2.4 million on our senior secured term loan resulting from rising interest rates period-over-period.

We had a weighted average interest rate of 8.66% for the six months ended June 30, 2006 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.37% weighted average interest rate for the six months ended June 30, 2005.

Other Expense There was no other expense for the six months ended June 30, 2006. We incurred $0.1 million of other expense for the six months ended June 30, 2005, which consisted of additional transaction costs related to the Cingular Wireless and AT&T Wireless agreements consummated in the fourth quarter of 2004.

Interest and Other Income Interest and other income was $4.3 million for the six months ended June 30, 2006, an increase of $0.3 million, compared to $4.0 million for the six months ended June 30, 2005. This increase was primarily due to a higher rate of return for the six months ended June 30, 2006.

Income Tax Expense Income tax expense was $7.2 million for the six months ended June 30, 2006, a decrease of $0.6 million, or 7.7%, compared to $7.8 million for the six months ended June 30, 2005. The decrease is primarily the result of lower difference between the book and tax basis of our FCC licenses due to the sale of our Kentucky licenses and an asset impairment charge recorded in the fourth quarter of 2005. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of Statement of Financial Accounting Standards No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs, therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss Net loss was $259.9 million and $185.6 million for the six months ended June 30, 2006 and 2005, respectively. The net loss increase of $74.3 million primarily resulted from the items discussed above.

Liquidity and Capital Resources

As of June 30, 2006, we had $25.1 million in cash and cash equivalents, compared to $15.8 million in cash and cash equivalents at December 31, 2005. In addition, we had $225.9 million of short-term investments as of June 30, 2006, compared to $139.1 million of short-term investments as of December 31, 2005. We also held $1.6 million of restricted cash and short-term investments as of June 30, 2006, which is pledged as collateral for our surety bonds on our cell site lease agreements. Net working capital was $218.8 million as of June 30, 2006 and $114.2 million as of December 31, 2005. Cash used in operating activities was $45.9 million for the six months ended June 30, 2006, a decrease of $0.3 million, compared to $46.2 million for the six months ended June 30, 2005. The decrease in cash used in operating activities was primarily due to decreased service revenue of $9.4 million and increased cost of service expenses of $7.9 million, partially offset by decreased cost of equipment of $12.7 million and a decrease in cash used in working capital of $2.7 million. Cash provided by investing activities was $65.9 million for the six months ended June 30, 2006, a decrease of $21.9 million, or 24.9%, compared to $87.8 million for the six months ended June 30, 2005. The decrease in cash provided by investing activities was primarily related to a net decrease in proceeds from the tower sale of $43.7 million, partially offset by a $20.1 million increase in cash provided from the net sale of auction rate securities. Cash used in financing activities was $10.7 million for the six months ended June 30, 2006, an increase of $0.8 million, compared to $9.9 million for the six months ended June 30, 2005. The decrease in cash used by financing activities relates primarily to a $3.5 million decrease in the change in bank overdraft, partially offset by $2.9 million of deferred transaction costs related to our efforts to complete a restructuring of our long-term debt obligations.

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

We have been participating in discussions with holders of our senior and senior subordinated notes with respect to a restructuring of our long-term debt obligations. No agreement regarding such a restructuring has been reached. In that context, certain noteholders questioned the November 2004 $189 million dividend paid by SunCom to SunCom Wireless Investment Co., LLC, our immediate parent company and a wholly owned subsidiary of Holdings. After reviewing the totality of the facts and circumstances concerning the dividend, Holdings determined that facts exist that support our noteholders’ arguments that the dividend was not properly paid. Accordingly, on May 2, 2006, SunCom Wireless Investment Co. contributed approximately $194.4 million, the amount of the dividend plus an additional $5.4 million, to SunCom. Subsequent to this capital contribution, approximately $4.0 million of Holdings’ short-term investments were held by SunCom Wireless Investment Co., and therefore not currently available to us. The cash remaining at SunCom Wireless Investment Co. will be utilized to pay any expenditures specific to Holdings and SunCom Wireless Investment Co.

Our projected cash flow from operations is expected to be sufficient to pay our debt service and fund our operating expenses and required capital expenditures for at least the next twelve months. We estimate that capital expenditures will be approximately $75.0 million to $90.0 million for 2006, including $42.2 million paid during the six months ended June 30, 2006. The annual debt service on our long-term indebtedness is approximately $150.0 million. As of June 30, 2006, we were in compliance with all debt covenants. Our inability to pay our debt service could result in a default on such indebtedness, which, unless cured or waived, would have a material adverse effect on our liquidity and financial position. Therefore, we continue to retain financial and legal advisors to assist us in evaluating options to improve our financial condition, but no definitive course of action has yet been adopted.

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The discussion of each non-GAAP financial measure we use in this report appear above under “Results of Operations”. A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

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

Consolidated ARPU

	Three Months Ended June 30,		Six Months Ended June 30,
Average revenue per user (ARPU)	2006	2005	2006	2005
	(Dollars in thousands, except ARPU)
Service revenue	$164,430	$166,479	$319,897	$329,328
Subscriber retention credits	189	690	445	1,345
Revenue not generated by wireless subscribers	(2,887)	(3,248)	(6,062)	(6,532)

Adjusted service revenue	$161,732	$163,921	$314,280	$324,141

Average subscribers	1,019,279	963,117	1,002,873	959,776
ARPU	$52.89	$56.73	$52.23	$56.29

Segment ARPU

Average revenue per user	Continental U.S.		Puerto Rico and U.S. Virgin Islands		Continental U.S.		Puerto Rico and U.S. Virgin Islands
	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in thousands, except ARPU)
Service revenue	$117,778	$119,856	$46,652	$46,623	$227,835	$238,422	$92,062	$90,906
Subscriber retention credits	125	607	64	83	328	1,131	117	214
Revenue not generated by wireless subscribers	(131)	—	(2,756)	(3,248)	(247)	—	(5,815)	(6,532)

Adjusted service revenue	117,772	120,463	43,960	43,458	227,916	239,553	86,364	84,588

Average subscribers	742,643	715,879	276,636	247,238	729,802	714,504	273,071	245,272
ARPU	$52.86	$56.09	$52.97	$58.59	$52.05	$55.88	$52.71	$57.48

Cost per gross addition

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

Consolidated CPGA

	Three Months Ended June 30,		Six Months Ended June 30,
Cost per gross addition (CPGA)	2006	2005	2006	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$33,108	$34,001	$70,304	$68,613
Less: non-cash compensation included in selling expenses	(105)	(270)	(369)	(543)
Plus: termination benefits allocated to selling expense	48	—	104	—
Total cost of equipment – transactions with new subscribers	15,156	25,348	34,897	46,222

CPGA operating expenses	$48,207	$59,079	$104,936	$114,292

Cost of service	$66,717	$65,004	$134,665	$126,804
Non-cash compensation included in selling expenses	105	270	369	543
Total cost of equipment – transactions with existing subscribers	17,114	24,163	36,594	37,935
General and administrative expense	50,025	58,743	101,423	104,435
Termination benefits other than selling expense portion	610	—	1,452	—
Depreciation and asset disposal	84,518	65,807	187,956	108,298
Amortization	10,689	15,616	22,193	32,572

Total operating expenses	$277,985	$288,682	$589,588	$524,879

CPGA operating expenses (from above)	$48,207	$59,079	$104,936	$114,292
Equipment revenue – transactions with new subscribers	(10,568)	(18,060)	(22,879)	(30,613)

CPGA costs, net	$37,639	$41,019	$82,057	$83,679

Gross subscriber additions	92,131	95,991	208,446	188,302
CPGA	$409	$427	$394	$444

Segment CPGA for the Three Months Ended June 30, 2006 and 2005

Cost per gross addition (CPGA)	Continental U.S.		Puerto Rico and U.S. Virgin Islands
	Three Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$24,045	$24,928	$9,063	$9,073
Less: non-cash compensation included in selling expenses	(86)	(259)	(19)	(11)
Plus: termination benefits allocated to selling expense	48	—	—	—
Total cost of equipment – transactions with new subscribers	8,907	17,286	6,249	8,062

CPGA operating expenses	32,914	41,955	15,293	17,124

Cost of service	55,879	55,453	10,838	9,551
Non-cash compensation included in selling expenses	86	259	19	11
Total cost of equipment – transactions with existing subscribers	13,369	15,706	3,745	8,457
General and administrative expense	35,818	39,035	14,207	19,708
Termination benefits other than selling expense portion	610	—	—	—
Depreciation and asset disposal	82,367	57,097	2,151	8,710
Amortization	4,805	7,007	5,884	8,609

Total operating expenses	225,848	216,512	52,137	72,170

CPGA operating expenses (from above)	32,914	41,955	15,293	17,124
Equipment revenue – transactions with new subscribers	(6,845)	(12,813)	(3,723)	(5,247)

CPGA costs, net	$26,069	$29,142	$11,570	$11,877
Gross subscriber additions	59,193	67,641	32,938	28,350
CPGA	$440	$431	$351	$419

Segment CPGA for the Six Months Ended June 30, 2006 and 2005

Cost per gross addition (CPGA)	Continental U.S.		Puerto Rico and U.S. Virgin Islands
	Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except CPGA)
Selling expenses	$51,988	$51,811	$18,316	$16,802
Less: non-cash compensation included in selling expenses	(333)	(532)	(36)	(11)
Plus: termination benefits allocated to selling expense	104	—	—	—
Total cost of equipment – transactions with new subscribers	22,043	34,683	12,854	11,539

CPGA operating expenses	73,802	85,962	31,134	28,330

Cost of service	112,809	108,625	21,856	18,179
Non-cash compensation included in selling expenses	333	532	36	11
Total cost of equipment – transactions with existing subscribers	28,760	26,868	7,834	11,067
General and administrative expense	71,546	73,752	29,877	30,683
Termination benefits other than selling expense portion	1,452	—	—	—
Depreciation and asset disposal	165,752	94,750	22,204	13,548
Amortization	9,843	14,502	12,350	18,070

Total operating expenses	464,297	404,991	125,291	119,888

CPGA operating expenses (from above)	73,802	85,962	31,134	28,330
Equipment revenue – transactions with new subscribers	(15,700)	(24,069)	(7,179)	(6,544)

CPGA costs, net	$58,102	$61,893	$23,955	$21,786

Gross subscriber additions	138,153	135,337	70,293	52,965
CPGA	$421	$457	$341	$411

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of June 30, 2006, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$713,732
Senior subordinated notes	$731,328

Subject to interest rate fluctuations:
Senior secured term loan	$246,250

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

If interest rates rise over the remaining term of the senior secured term loan at the June 30, 2006 outstanding principal balance, we would realize increased annual interest expense of approximately $1.2 million for each 50 basis point increase in rates. If interest rates decline over the remaining term of the senior secured term loan, we would realize decreased annual interest expense of approximately $1.2 million for each 50 basis point decrease in rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

SunCom has carried out an evaluation under the supervision and with the participation of its management, including Eric Haskell, of the effectiveness of the design and operation of its disclosure controls and procedures. As a result of this evaluation, SunCom’s Interim Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2006, SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to SunCom’s management, including the Interim Chief Executive Officer and Chief Financial Officer and the Controller, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in SunCom’s internal controls over financial reporting that occurred during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, SunCom’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following risk factors were disclosed in the SunCom Wireless, Inc.’s (“SunCom”) Form 10-K filed March 16, 2006 and have been updated to reflect material changes. These updates were previously disclosed in SunCom’s Form 10-Q for the quarter ended March 31, 2006.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4/A, Amendment No. 1, Registration Statement of Triton PCS, Inc., File No. 333-57715).

3.2	Amendments to Certificate of Incorporation of Triton PCS, Inc. changing the corporate name to SunCom Wireless, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of SunCom Wireless, Inc. for the year ended December 31, 2004).

3.3	Bylaws of SunCom Wireless, Inc., as amended.

4.1	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.2	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.3	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.5	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.6	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.8	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.9	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Term Loan Agreement, dated as of November 18, 2004, among Triton PCS, Inc., the lenders party thereto, Lehman Commercial Paper Inc., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.2	Pledge Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto, SunCom Wireless Investment Company LLC and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.2 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.3	Security Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.4	Guarantee Agreement, dated as of November 18, 2004, among each Subsidiary of Triton PCS, Inc. party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

10.5	Indemnity, Subrogation and Contribution Agreement, dated as of November 18, 2004, among Triton PCS, Inc., each Subsidiary of the Borrower party thereto and Lehman Commercial Paper Inc., as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to the Form 8-K of Triton PCS Holdings, Inc. filed November 23, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS, INC.

Date: August 14, 2006	By:	/s/ Eric Haskell
Eric Haskell
Interim Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial officer)