Form 10-Q
period 2007-06-30
SUNCOM WIRELESS INC
filed 2007-08-13
CIK 1064735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 100 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

SUNCOM WIRELESS, INC.

SECOND QUARTER REPORT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNCOM WIRELESS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$54,221	$36,926
Short-term investments	119,900	154,600
Restricted cash and restricted short-term investments	1,711	1,668
Accounts receivable, net of allowance for doubtful accounts of $8,741 and $8,895, respectively	94,235	96,213
Accounts receivable – roaming partners	17,493	14,811
Due from related parties	420	404
Inventory, net	28,205	27,441
Prepaid expenses	22,480	16,446
Assets held for sale	377	11,446
Other current assets	6,647	11,952

Total current assets	345,689	371,907

Long-term assets:
Property and equipment, net	453,198	480,880
Intangible assets, net	777,794	794,250
Other long-term assets	9,630	4,419

Total assets	$1,586,311	$1,651,456

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$78,729	$71,544
Accrued liabilities	36,857	71,700
Current portion of long-term debt	2,792	2,810
Other current liabilities	26,994	24,937

Total current liabilities	145,372	170,991

Long-term debt:
Capital lease obligations	389	531
Senior secured term loan	241,250	242,500
Senior notes	714,977	714,341

Senior long-term debt	956,616	957,372
Subordinated notes	12,205	732,365

Total long-term debt	968,821	1,689,737

Deferred income taxes, net	149,377	145,508
Deferred revenue	1,520	1,766
Deferred gain on sale of property and equipment	57,866	46,173
Other	5,551	2,468

Total liabilities	1,328,507	2,056,643

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	1,470,385	748,309
Accumulated deficit	(1,212,581)	(1,153,496)
SunCom Wireless Holdings, Inc. Class A common stock held in trust	—	(173)
Deferred compensation	—	173

Total stockholder’s equity (deficit)	257,804	(405,187)

Total liabilities and stockholder’s equity (deficit)	$1,586,311	$1,651,456

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Service	$195,674	$164,430	$382,109	$319,897
Roaming	25,099	19,519	47,101	40,985
Equipment	21,681	22,739	46,164	47,698

Total revenue	242,454	206,688	475,374	408,580

Operating expenses:
Cost of service (excluding the below amortization and excluding depreciation and asset disposal of $18,134 and $82,856 for the three months ended June 30, 2007 and 2006, respectively, and $39,147 and $184,527 for the six months ended June 30, 2007 and 2006, respectively)	66,262	66,717	129,194	134,665
Cost of equipment	34,792	32,270	73,659	71,491
Selling, general and administrative (excluding depreciation and asset disposal of $2,801 and $1,675 for the three months ended June 30, 2007 and 2006, respectively, and $5,934 and $3,503 for the six months ended June 30, 2007 and 2006, respectively)	91,025	83,133	179,450	171,727
Termination benefits and other related charges	—	658	—	1,556
Depreciation and asset disposal	20,935	84,531	45,081	188,030
Amortization	7,243	10,689	15,077	22,193

Total operating expenses	220,257	277,998	442,461	589,662

Income (loss) from operations	22,197	(71,310)	32,913	(181,082)
Interest expense	(37,170)	(38,167)	(75,504)	(75,909)
Interest and other income	2,325	2,740	4,685	4,280
Loss on debt-for-equity exchange	(14,160)	—	(14,160)	—

Loss before taxes	(26,808)	(106,737)	(52,066)	(252,711)
Income tax provision	(3,817)	(3,858)	(6,608)	(7,209)

Net loss	$(30,625)	$(110,595)	$(58,674)	$(259,920)

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(58,674)	$(259,920)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects from divestitures:
Depreciation, asset disposal and amortization	60,158	210,223
Deferred income taxes	6,489	7,171
Accretion of interest	2,069	2,215
Bad debt expense	14,100	10,065
Non-cash compensation	1,099	3,021
Loss on debt-for-equity exchange	14,160	—

Change in operating assets and liabilities:
Accounts receivable	(16,991)	(10,707)
Inventory	(764)	7,561
Prepaid expenses and other current assets	(6,912)	(6,273)
Intangible and other assets	(4,087)	(807)
Accounts payable	4,870	(1,397)
Accrued payroll and liabilities	(7,014)	(7,051)
Deferred revenue	661	2,829
Accrued interest	(17,814)	(46)
Other liabilities	(536)	(2,421)

Net cash used in operating activities	(9,186)	(45,537)

Cash flows from investing activities:
Purchase of available for sale securities	(330,550)	(314,600)
Proceeds from sale of available for sale securities	365,250	421,150
Proceeds from sale of assets	27,530	1,590
Payment of direct costs on business transactions	(451)	(54)
Capital expenditures	(16,347)	(42,173)
Other	—	(37)

Net cash provided by investing activities	45,432	65,876

Cash flows from financing activities:
Payments under senior secured term loan	(1,250)	(1,250)
Change in bank overdraft	(9,474)	(6,270)
Principal payments under capital lease obligations	(160)	(151)
Payment of direct costs on debt-for-equity exchange	(8,051)	(2,886)
Capital contribution	—	50
Advances to related party	(16)	(517)

Net cash used in financing activities	(18,951)	(11,024)
Net increase in cash and cash equivalents	17,295	9,315
Cash and cash equivalents, beginning of period	36,926	15,800

Cash and cash equivalents, end of period	$54,221	$25,115

Non-cash investing and financing activities
Capital contribution from SunCom Investment Company	720,977	$188,950
Repayments from SunCom Investment Company	—	5,400
Change in capital expenditures included in accounts payable	2,661	(1,284)
Change in direct transaction costs included in accrued expenses	(517)	—
Carrying value of debt retired in the debt-for-equity exchange	(720,977)	—
Write-off of deferred financing costs in connection with the debt-for- equity exchange	896	—

See accompanying notes to financial statements.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by management. In the opinion of management, these consolidated financial statements contain all of the adjustments, consisting of normal recurring adjustments, necessary to state fairly, in summarized form, the financial position and the results of operations of SunCom Wireless, Inc. (“SunCom”). SunCom and its wholly-owned subsidiaries are collectively referred to as the “Company”. The results of operations for the three and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The financial information presented herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, which include information and disclosures not included herein.

SunCom is a direct, wholly-owned subsidiary of SunCom Wireless Investment Co., LLC. (“SunCom Investment Company”). SunCom Investment Company is a direct, wholly-owned subsidiary of SunCom Wireless Holdings, Inc. (“Holdings”). Accordingly, SunCom and its subsidiaries are indirect, wholly-owned subsidiaries of Holdings. SunCom has no independent assets or operations, and all of SunCom’s subsidiaries, other than SunCom Wireless Property Company L.L.C. and Triton PCS License Company L.L.C., have guaranteed on a full, unconditional and joint and several basis SunCom’s 8 1/2% senior notes due 2013 (the “8 1/2% Notes”), as well as its remaining outstanding 9 3/8% senior subordinated notes due 2011 (the “9 3/8% Notes”) and 8 3/4% senior subordinated notes due 2011 (the “8 3/4% Notes”). The 8 1/2% Notes are effectively subordinated in right of payment to all of SunCom’s senior secured debt, including its senior secured term loan (the “Term Loan”). The 9 3/8% Notes and the 8 3/4% Notes constitute unsecured obligations of SunCom and rank subordinate in right of payment to all of SunCom’s existing and future senior debt, including the 8 1/2% Notes and the Term Loan.

All significant intercompany accounts or balances have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.	Debt-for-Equity Exchange

The construction of the Company’s network and the marketing and distribution of wireless communications products and services have required, and will continue to require, substantial capital. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. The Company will have additional capital requirements, which could be substantial, for future upgrades and advances in new technology.

Therefore, on January 31, 2007, Holdings, SunCom and SunCom Investment Company and certain holders of the 9 3/8% Notes and 8 3/4% Notes (collectively, the “SunCom Wireless Subordinated Notes”), entered into an Exchange Agreement, which was amended on May 15, 2007. Pursuant to the amended Exchange Agreement, on May 15, 2007, the holders of the SunCom Wireless Subordinated Notes that were parties thereto exchanged $731.6 million principal amount of their outstanding SunCom Wireless Subordinated Notes for an aggregate of approximately 52.0 million shares of Holdings’ Class A common stock. The 52.0 million shares reflect a 1-for-10 reverse stock split that was effected immediately prior to the exchange pursuant to the merger described below. As a result of the exchange, the holders of the outstanding SunCom Wireless Subordinated Notes participating in the exchange received in the aggregate (in respect of their SunCom Wireless Subordinated Notes tendered in the exchange) approximately 87.9% of Holdings’ outstanding Class A common stock on a fully-diluted basis. Following the exchange, the existing holders of Holdings’ Class A common stock owned approximately 12.1% of Holdings’ Class A common stock on a fully-diluted basis.

In connection with the Exchange Agreement, the holders of the SunCom Wireless Subordinated Notes agreed to “exit consents” that removed, effective as of the closing of the exchange, substantially all of the restrictive covenants and certain of the events of default from the indentures governing the SunCom Wireless Subordinated Notes.

The Exchange Agreement contained covenants, which called for the board of directors of Holdings to be reconstituted immediately following the closing of the exchange, to include Michael Kalogris and Scott Anderson, both current directors of Holdings, as well as eight new directors who have been designated by various of the holders of the SunCom Wireless Subordinated Notes that were parties to the Exchange Agreement. Also pursuant to the Exchange Agreement, Holdings agreed to pursue strategic alternatives, including the potential sale of substantially all of its business.

Also on January 31, 2007, concurrent with the execution of the Exchange Agreement, Holdings entered into an Agreement and Plan of Merger with SunCom Merger Corp., a Delaware corporation and direct wholly-owned subsidiary of Holdings formed for the

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purpose of entering into the merger agreement (“Merger Sub”). On May 15, 2007, pursuant to the merger agreement, Merger Sub merged with and into Holdings, with Holdings continuing as the surviving corporation in the merger. In the merger, each issued and outstanding share of Class A common stock of Holdings was converted into 0.1 share of Class A common stock of Holdings, as the surviving corporation in the merger. Each issued and outstanding share of common stock of Merger Sub was cancelled in the exchange for no consideration. The merger was consummated prior to the consummation of the transactions contemplated by the Exchange Agreement. The merger was effected, among other reasons, to implement a 1-for-10 reverse stock split and to ensure that Holdings had sufficient authorized shares of Class A common stock to complete the exchange.

As a result of the debt-for-equity transaction, the Company recorded a loss of $14.2 million for the three and six months ended June 30, 2007, resulting from the write-off of $0.9 million of unamortized debt issuance costs and $13.3 million of transaction costs related to the exchange.

Subsequent to the debt-for-equity transaction, SunCom Investment Company held the SunCom Wireless Subordinated Notes from May 15, 2007 through June 25, 2007. During this period, $7.5 million of interest expense accrued on these notes and was paid from SunCom to SunCom Investment Company. On June 25, 2007, SunCom Investment Company contributed the SunCom Wireless Subordinated Notes it held, with a carrying value of $721.0 million, to SunCom. SunCom immediately retired these notes and recorded the contribution as an increase to its additional paid-in capital balance.

3.	New Accounting Pronouncements

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

4.	Stock-Based Compensation

Holdings grants restricted stock under its Amended and Restated Stock and Incentive Plan and its Directors’ Stock and Incentive Plan to provide incentives to key employees and non-management directors and to further align the interests of such individuals with those of its stockholders. Grants of restricted stock generally are made annually under these stock and incentive plans, and the grants generally vest over a four-year period.

The Company measures the fair value of restricted stock awards based upon the market price of Holdings’ Class A common stock as of the date of grant, and these grants are amortized over their applicable vesting period using the straight-line method. In accordance with SFAS No. 123(R) “Share-Based Payment”, the Company has estimated that its forfeiture rate is 3% based on historical experience. The Company’s net loss for the three months ended June 30, 2007 and 2006 included approximately $0.5 million and $0.8 million, respectively, of stock-based compensation expense, and the Company’s net loss for the six months ended June 30, 2007 and 2006 included approximately $1.1 million and $3.0 million, respectively, of stock-based compensation expense. The following table summarizes the allocation of this compensation expense.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Cost of service	$32	$91	$88	$239
Selling, general and administrative expense	503	734	1,011	2,782

Total stock-based compensation expense	$535	$825	$1,099	$3,021

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following activity occurred under Holdings’ restricted stock plans for the six months ended June 30, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at December 31, 2006	230,213	$23.12
Granted	77,938	17.15
Vested	(79,289)	30.74
Forfeited	(2,268)	21.27

Unvested balance at June 30, 2007	226,594	$18.42

As of June 30, 2007, there was approximately $3.1 million of total unrecognized compensation costs related to Holdings’ stock plans. These costs are expected to be recognized over a weighted average period of 2.5 years. In addition, an aggregate of 94,697 shares were authorized for future grants under Holdings’ stock plans as of June 30, 2007.

During the six months ended June 30, 2007 and 2006, the following activity occurred under Holdings’ stock plans:

	Six months ended June 30,
	2007	2006
Stock awards granted (shares)	77,938	99,857
Weighted average grant-date fair value	$17.15	$14.98

Total fair value of shares vested (in thousands)	$2,438	$3,493

5.	Restricted Cash and Restricted Short-term Investments

Restricted cash and restricted short-term investments represent deposits that are pledged as collateral for the Company’s surety bonds on its cell site leases. As of June 30, 2007, the Company had total restricted cash and short-term investments of $1.7 million.

6.	Property and Equipment

The following table summarizes the Company’s property and equipment as of June 30, 2007 and December 31, 2006, respectively.

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Property and equipment:
Land	$313	$313
Network infrastructure and equipment	803,508	792,356
Furniture, fixtures and computer equipment	115,999	111,852
Capital lease assets	1,424	1,424
Construction in progress	14,841	16,839

	936,085	922,784
Less accumulated depreciation	(482,887)	(441,904)

Property and equipment, net	$453,198	$480,880

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Detail of Certain Liabilities

The following table summarizes certain current liabilities as of June 30, 2007 and December 31, 2006, respectively:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Accrued liabilities:
Bank overdraft liability	$5,267	$14,741
Accrued payroll and related expenses	14,680	20,255
Accrued expenses	11,516	13,496
Accrued interest	5,394	23,208

Total accrued liabilities	$36,857	$71,700

Other current liabilities:
Deferred revenue	$18,545	$17,638
Deferred gain on sale of property and equipment	2,745	2,205
Security deposits	5,704	5,094

Total other current liabilities	$26,994	$24,937

8.	Long-Term Debt

The following table summarizes the Company’s indebtedness as of June 30, 2007 and December 31, 2006, respectively:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Current portion of long-term debt:
Current portion of capital lease obligations	$292	$310
Current portion of senior secured term loan	2,500	2,500

Total current portion of long-term debt	2,792	2,810

Long-term debt:
Capital lease obligations	$389	$531
Senior secured term loan	241,250	242,500
8 1/2% senior notes	714,977	714,341
9 3/8% senior subordinated notes	5,397	340,735
8 3/4% senior subordinated notes	6,808	391,630

Total long-term debt	968,821	1,689,737
Total debt	$971,613	$1,692,547

9.	Athens Sale

In August 2006, the Company entered into a definitive agreement to sell to Cingular Wireless substantially all of the assets of its wireless communications network and FCC licenses relating to its Athens, Georgia market. The closing of the sale was substantially completed on January 31, 2007. The carrying values of the network and related assets and FCC licenses sold as part of this agreement were $2.1 million and $8.9 million, respectively, and total proceeds for the fair value of the assets sold was approximately $10.9 million. After deducting $0.3 million of transaction costs, the loss on the Athens sale was approximately $0.4 million. This loss is included within depreciation and asset disposal expense on the consolidated statement of operations for the six months ended June 30, 2007.

Pending the successful assignment of six cell sites related to the Athens sale, Cingular Wireless will pay the Company an additional $0.9 million, and the related assets, which have a carrying value of approximately $0.4 million, will be transferred to Cingular Wireless. This final part of the transaction is expected to be completed during the third quarter of 2007 (see Note 15 “Subsequent Events”). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these pending assets have been classified in assets held for sale on the consolidated balance sheet as of June 30, 2007.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	Tower Sale

On November 13, 2006, the Company agreed to sell 69 wireless communications towers located in its continental United States business segment to SBA Towers II LLC (“SBA”) for approximately $17.0 million, reflecting a price of approximately $0.3 million per tower. The closing of 63 of the 69 towers occurred during the first six months of 2007, and the remaining six sites are not expected to be sold to SBA.

In connection with the sale of the towers, the Company has entered into site lease agreements with SBA, under which it will pay SBA monthly rent for the continued use of space that the Company occupied on the towers prior to their sale. The leases have an initial term of 10 years, and the monthly rental amount is subject to certain escalation clauses over the life of the lease. The Company is required to prepay the first four years’ rent under each site agreement at each closing, which aggregated to approximately $5.2 million during the first six months of 2007.

The Company accounted for this sale-leaseback transaction in accordance with SFAS No. 98 “Accounting for Leases” and SFAS No. 28 “Accounting for Sales with Leasebacks”. The proceeds for the sale of the 63 towers were approximately $15.5 million and the carrying value of the towers was approximately $1.7 million. After deducting $0.4 million of selling costs, the gain on the sale of the towers was approximately $13.4 million, all of which was deferred and will be recognized over the remaining operating lease terms of the towers that have been leased back to the Company.

11.	Recently Adopted Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.9 million alternative minimum income tax liability and interest expense for unrecognized tax benefits, of which $2.5 million was recorded as a deferred tax asset and the remaining $0.4 million was accounted for as an adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption and after the impact of recognizing the increase in liabilities noted above, the Company’s unrecognized tax benefits totaled $2.9 million, the disallowance of which would not affect the annual effective income tax rate. The Company does not expect the unrecognized tax benefit to change significantly during the next twelve months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is subject to U.S. federal income tax and certain state and local income tax examination for all years since 1997. The Company is subject to foreign income tax examination for all years since 2004.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the six months ended June 30, 2007, the Company recognized approximately $0.1 million in potential interest associated with uncertain tax positions, which increased the Company’s unrecognized tax benefit to $3.0 million as of June 30, 2007. Accrued interest and penalties were $0.4 million and $0.5 million as of January 1, 2007 and June 30, 2007, respectively. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

12.	Related Party Transaction

The Company has made payments on behalf of SunCom Investment Company and Holdings for certain business activities, including, but not limited to, administrative expenses and tax payments. As of June 30, 2007, total receivables outstanding from SunCom Investment Company and Holdings were $0.4 million. These payments are due on demand.

Also, during the three months ended June 30, 2007, SunCom paid SunCom Investment Company $7.5 million of interest related to the retired SunCom Wireless Subordinated Notes that SunCom Investment Company received in the exchange transaction that closed on May 15, 2007 (See Note 2).

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Financial information by reportable business segment is as follows:

	As of and for the three months ended June 30, 2007				As of and for the three months ended June 30, 2006
	Continental U.S.	Puerto Rico and U.S. Virgin Islands	Corporate and other	Consolidated	Continental U.S.	Puerto Rico and U.S. Virgin Islands	Corporate and other	Consolidated
	(Dollars in thousands)
Revenue:
Service	$138,195	$57,479	$—	$195,674	$117,778	$46,652	$—	$164,430
Roaming	21,613	3,486	—	25,099	17,692	1,827	—	19,519
Equipment	15,019	6,662	—	21,681	16,787	5,952	—	22,739

Total revenue	174,827	67,627	—	242,454	152,257	54,431	—	206,688
Depreciation, asset disposal and amortization	18,841	6,549	2,788	28,178	82,664	8,039	4,517	95,220
Income (loss) from operations	$20,057	$12,923	$(10,783)	$22,197	$(60,254)	$2,290	$(13,346)	$(71,310)
Total assets	$1,057,457	$368,618	$160,236	$1,586,311	$1,107,620	$346,565	$279,042	$1,733,227
Capital expenditures	3,132	6,102	1,794	11,028	24,166	5,499	1,206	30,871

	As of and for the six months ended June 30, 2007				As of and for the six months ended June 30, 2006
	Continental U.S.	Puerto Rico and U.S. Virgin Islands	Corporate and other	Consolidated	Continental U.S.	Puerto Rico and U.S. Virgin Islands	Corporate and other	Consolidated
	(Dollars in thousands)
Revenue:
Service	$271,155	$110,954	$—	$382,109	$227,835	$92,062	$—	$319,897
Roaming	40,386	6,715	—	47,101	35,547	5,438	—	40,985
Equipment	33,229	12,935	—	46,164	36,912	10,786	—	47,698

Total revenue	344,770	130,604	—	475,374	300,294	108,286	—	408,580
Depreciation, asset disposal and amortization	37,971	13,486	8,701	60,158	166,538	34,566	9,119	210,223

Income (loss) from operations	$35,714	$20,898	$(23,699)	$32,913	$(137,079)	$(17,017)	$(26,986)	$(181,082)
Total assets	$1,057,457	$368,618	$160,236	$1,586,311	$1,107,620	$346,565	$279,042	$1,733,227
Capital expenditures	5,139	8,208	3,000	16,347	29,819	10,050	2,304	42,173

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation from segment income (loss) from operations to consolidated loss before taxes is set forth below:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Total segment income (loss) from operations	$22,197	$(71,310)	$32,913	$(181,082)
Unallocated amounts:
Interest expense	(37,170)	(38,167)	(75,504)	(75,909)
Loss on debt for equity exchange	(14,160)	—	(14,160)	—
Interest and other income	2,325	2,740	4,685	4,280

Consolidated loss before taxes	$(26,808)	$(106,737)	$(52,066)	$(252,711)

14.	Guarantor Financial Information

The following tables set forth condensed consolidating financial information of SunCom (the “Parent Company”), for all of SunCom’s subsidiaries other than Triton PCS License Company L.L.C. and SunCom Wireless Property Company L.L.C. (collectively, the “Subsidiary Guarantors”), and Triton PCS License Company L.L.C. and SunCom Wireless Property Company L.L.C. (together, the “Subsidiary Non-Guarantors”). Set forth below are the consolidating balance sheets as of June 30, 2007 and December 31, 2006, the consolidating statements of operations for the three and six months ended June 30, 2007 and 2006 and the consolidating statements of cash flows for the six months ended June 30, 2007 and 2006 for the Parent Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors.

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Balance Sheets as of June 30, 2007

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS:
Current assets:

Cash and cash equivalents	$13,902	$40,319	$—	$—	$54,221
Short-term investments	119,900	—	—	—	119,900
Restricted cash and restricted short-term investments	1,711	—	—	—	1,711
Accounts receivable, net of allowance for doubtful accounts	—	94,235	—	—	94,235
Accounts receivable – roaming partners	—	17,493	—	—	17,493
Due from related parties	—	420	—	—	420
Inventory, net	—	28,205	—	—	28,205
Prepaid expenses	71	13,123	9,286	—	22,480
Assets held for sale	—	377	—	—	377
Intercompany receivable	23,320	384,523	—	(407,843)	—
Other current assets	268	6,379	—	—	6,647

Total current assets	159,172	585,074	9,286	(407,843)	345,689

Long-term assets:
Property and equipment, net	—	452,885	313	—	453,198
Investments in subsidiaries	1,071,890	152,783	—	(1,224,673)	—
Intangible assets, net	3,068	52,864	721,862	—	777,794
Other long-term assets	—	6,311	4,272	(953)	9,630

Total assets	$1,234,130	$1,249,917	$735,733	$(1,633,469)	$1,586,311

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$55,546	$23,183	$—	$78,729
Accrued liabilities	5,394	31,463	—	—	36,857
Current portion of long-term debt	2,500	292	—	—	2,792
Other current liabilities	—	26,994	407,843	(407,843)	26,994

Total current liabilities	7,894	114,295	431,026	(407,843)	145,372

Long-term debt:
Capital lease obligations	—	389	—	—	389
Senior secured term loan	241,250	—	—	—	241,250
Senior notes	714,977	—	—	—	714,977

Total senior long-term debt	956,227	389	—	—	956,616

Subordinated notes	12,205	—	—	—	12,205

Total long-term debt	968,432	389	—	—	968,821

Deferred income taxes, net	—	—	150,330	(953)	149,377
Deferred revenue	—	1,520	—	—	1,520
Deferred gain on sale of property and equipment	—	57,866	—	—	57,866
Other long-term liabilities	—	3,704	1,847	—	5,551

Total liabilities	976,326	177,774	583,203	(408,796)	1,328,507

Commitments and contingencies	—	—	—	—	—

Stockholder’s equity (deficit):
Common Stock, $0.01 par value, 1,000 shares authorized; 100 shares issued and outstanding as of June 30, 2007	—	—	—	—	—
Additional paid-in-capital	1,470,385	1,649,388	495,456	(2,144,844)	1,470,385
Accumulated deficit	(1,212,581)	(577,245)	(342,926)	920,171	(1,212,581)

Total stockholder’s equity (deficit)	257,804	1,072,143	152,530	(1,224,673)	257,804

Total liabilities and stockholder’s equity (deficit)	$1,234,130	$1,249,917	$735,733	$(1,633,469)	$1,586,311

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statements of Operations for the Three Months Ended June 30, 2007

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$195,674	$—	$—	$195,674
Roaming	—	25,099	—	—	25,099
Equipment	—	21,681	—	—	21,681

Total revenue	—	242,454	—	—	242,454

Expenses:
Cost of service	—	51,382	14,880	—	66,262
Cost of equipment	—	34,792	—	—	34,792
Selling, general and administrative	28	87,429	3,568	—	91,025
Depreciation and asset disposal	—	20,935	—	—	20,935
Amortization	—	7,243	—	—	7,243

Total operating expenses	28	201,781	18,448		220,257

Income (loss) from operations	(28)	40,673	(18,448)	—	22,197

Interest expense	(37,163)	(7)	—	—	(37,170)
Loss on debt-for-equity exchange	(907)	(13,253)	—	—	(14,160)
Interest and other income	2,312	13	—	—	2,325

Income (loss) before taxes	(35,786)	27,426	(18,448)	—	(26,808)
Income tax provision	—	(23)	(3,794)	—	(3,817)

Income (loss) before equity in earnings of subsidiaries	(35,786)	27,403	(22,242)	—	(30,625)
Equity in earnings of subsidiaries	5,161	(22,242)	—	17,081	—

Net income (loss)	$(30,625)	$5,161	$(22,242)	$17,081	$(30,625)

Consolidating Statements of Operations for the Six Months Ended June 30, 2007

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$382,109	$—	$—	$382,109
Roaming	—	47,101	—	—	47,101
Equipment	—	46,164	—	—	46,164

Total revenue	—	475,374	—	—	475,374

Expenses:
Cost of service	—	99,411	29,783	—	129,194
Cost of equipment	—	73,659	—	—	73,659
Selling, general and administrative	52	172,137	7,261	—	179,450
Depreciation and asset disposal	—	45,081	—	—	45,081
Amortization	—	15,077	—	—	15,077

Total operating expenses	52	405,365	37,044		442,461

Income (loss) from operations	(52)	70,009	(37,044)	—	32,913

Interest expense	(75,491)	(13)	—	—	(75,504)
Loss on debt-for-equity exchange	(907)	(13,253)	—	—	(14,160)
Interest and other income	4,649	36	—	—	4,685

Income (loss) before taxes	(71,801)	56,779	(37,044)	—	(52,066)
Income tax provision	—	(46)	(6,562)	—	(6,608)

Income (loss) before equity in earnings of subsidiaries	(71,801)	56,733	(43,606)	—	(58,674)
Equity in earnings of subsidiaries	13,127	(43,606)	—	30,479	—

Net income (loss)	$(58,674)	$13,127	$(43,606)	$30,479	$(58,674)

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2007

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(86,452)	$116,949	$(39,683)	$—	$(9,186)

Cash flows from investing activities:
Purchase of available for sale securities	(330,550)	—	—	—	(330,550)
Proceeds from sale of available for sale securities	365,250	—	—	—	365,250
Capital expenditures	—	(16,347)	—	—	(16,347)
Proceeds from sale of assets	—	18,293	9,237	—	27,530
Payment of direct costs on business transactions	—	(145)	(306)	—	(451)
Investment in subsidiaries	(43,069)	—	—	43,069	—
Dividends received	43,069	—	—	(43,069)	—
Net intercompany loans	—	(79,493)	—	79,493	—

Net cash provided by (used in) investing activities	34,700	(77,692)	8,931	79,493	45,432

Cash flows from financing activities:
Dividends paid	—	(43,069)	—	43,069	—
Payments under senior secured term loan	(1,250)	—	—	—	(1,250)
Change in bank overdraft	—	(9,474)	—	—	(9,474)
Principal payment under capital lease obligations	—	(160)	—	—	(160)
Payment of direct costs on debt-for-equity exchange	—	(8,051)	—	—	(8,051)
Advances to related party	—	(16)	—	—	(16)
Capital contribution from parent	—	43,069	—	(43,069)	—
Net intercompany loans	48,741	—	30,752	(79,493)	—

Net cash provided by (used in) financing activities	47,491	(17,701)	30,752	(79,493)	(18,951)

Net increase (decrease) in cash and cash equivalents	(4,261)	21,556	—	—	17,295
Cash and cash equivalents, beginning of period	18,163	18,763	—	—	36,926

Cash and cash equivalents, end of period	$13,902	$40,319	$—	$—	$54,221

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

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statements of Operations for the Three Months Ended June 30, 2006

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$164,430	$—	$—	$164,430
Roaming	—	19,519	—	—	19,519
Equipment	—	22,739	—	—	22,739

Total revenue	—	206,688	—	—	206,688

Operating expenses:
Cost of service	—	52,302	14,415	—	66,717
Cost of equipment	—	32,270	—	—	32,270
Selling, general and administrative	24	79,414	3,695	—	83,133
Termination benefits and other related charges	—	658	—	—	658
Depreciation and asset disposal	—	84,531	—	—	84,531
Amortization	—	10,689	—	—	10,689

Total operating expenses	24	259,864	18,110	—	277,998

Loss from operations	(24)	(53,176)	(18,110)	—	(71,310)
Interest expense	(38,161)	(6)	—	—	(38,167)
Interest and other income	2,714	26	—	—	2,740

Loss before taxes	(35,471)	(53,156)	(18,110)	—	(106,737)
Income tax provision	—	(38)	(3,820)	—	(3,858)

Loss before equity in earnings of subsidiaries	(35,471)	(53,194)	(21,930)	—	(110,595)
Equity in earnings of subsidiaries	(75,124)	(21,930)	—	97,054	—

Net income (loss)	$(110,595)	$(75,124)	$(21,930)	$97,054	$(110,595)

Consolidating Statements of Operations for the Six Months Ended June 30, 2006

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues:
Service	$—	$319,897	$—	$—	$319,897
Roaming	—	40,985	—	—	40,985
Equipment	—	47,698	—	—	47,698

Total revenue	—	408,580	—	—	408,580

Operating expenses:
Cost of service	—	105,806	28,859	—	134,665
Cost of equipment	—	71,491	—	—	71,491
Selling, general and administrative	48	164,440	7,239	—	171,727
Termination benefits and other related charges	—	1,556	—	—	1,556
Depreciation and asset disposal	—	188,030	—	—	188,030
Amortization	—	22,193	—	—	22,193

Total operating expenses	48	553,516	36,098	—	589,662

Loss from operations	(48)	(144,936)	(36,098)	—	(181,082)
Interest expense	(75,893)	(16)	—	—	(75,909)
Interest and other income	4,209	71	—	—	4,280

Loss before taxes	(71,732)	(144,881)	(36,098)	—	(252,711)
Income tax provision	—	(38)	(7,171)	—	(7,209)

Loss before equity in earnings of subsidiaries	(71,732)	(144,919)	(43,269)	—	(259,920)
Equity in earnings of subsidiaries	(188,188)	(43,269)	—	231,457	—

Net income (loss)	$(259,920)	$(188,188)	$(43,269)	$231,457	$(259,920)

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2006

(Dollars in thousands)

	Parent Company	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(70,152)	$59,091	$(34,476)	$—	$(45,537)

Cash flows from investing activities:
Purchase of available for sale of securities	(314,600)	—	—	—	(314,600)
Proceeds from sale of available for sale securities	421,150	—	—	—	421,150
Capital expenditures	—	(42,173)	—	—	(42,173)
Proceeds from sale of assets	—	1,320	270	—	1,590
Payment of direct costs on business transactions	—	(54)	—	—	(54)
Other	—	(37)	—	—	(37)
Investment in subsidiaries	(37,207)	—	—	37,207	—
Dividends received	37,207	—	—	(37,207)	—
Net intercompany loans	(38,488)	—	—	38,488	—

Net cash provided by (used in) investing activities	68,062	(40,944)	270	38,488	65,876

Cash flows from financing activities:
Dividends paid	—	(37,207)	—	37,207	—
Payments under senior secured term loan	(1,250)	—	—	—	(1,250)
Change in bank overdraft	—	(6,270)	—	—	(6,270)
Principal payment under capital lease obligations	—	(151)	—	—	(151)
Payment of direct costs on debt-for-equity exchange	—	(2,886)	—	—	(2,886)
Advances to related parties	—	(517)	—	—	(517)
Capital contributions from parent	50	37,207	—	(37,207)	50
Net intercompany loans	—	4,282	34,206	(38,488)	—

Net cash provided by (used in) financing activities	(1,200)	(5,542)	34,206	(38,488)	(11,024)

Net increase (decrease) in cash and cash equivalents	(3,290)	12,605	—	—	9,315
Cash and cash equivalents, beginning of period	12,729	3,071	—	—	15,800

Cash and cash equivalents, end of period	$9,439	$15,676	$—	$—	$25,115

SUNCOM WIRELESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Subsequent Event

On July 1, 2007, in connection with the sale of the Company’s wireless communications network and FCC licenses relating to its Athens, Georgia market (see Note 9), the Company sold five of the remaining six cell sites to Cingular Wireless for proceeds of approximately $0.8 million. The carrying values of the five cell sites sold as part of this agreement were approximately $0.3 million, resulting in a gain of approximately $0.5 million, which will be recorded during the third quarter of 2007. Pending the successful assignment of the final cell site related to the Athens sale, Cingular Wireless will pay the Company an additional $0.1 million. This transaction is expected to be completed during the third quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In this section, the terms we, us, our and similar terms refer collectively to SunCom Wireless, Inc. and its consolidated subsidiaries. Holdings refers to our parent corporation, SunCom Wireless Holdings, Inc. and SunCom Wireless refers to SunCom Wireless, Inc. The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with our financial statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer of SunCom, statements concerning possible or assumed future results of operations of SunCom and those preceded by, followed by or that include the words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology (including confirmations by an authorized executive officer of SunCom or any such expressions made by a third party with respect to SunCom) are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a discussion of certain risks and uncertainties that could affect our results of operations, liquidity and capital resources, see the “Risk Factors” section of our Form 10-K for the year ended December 31, 2006, Part II, Item 1A of this report and our other Securities and Exchange Commission filings. We have no obligation to release publicly the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

We are a provider of digital wireless communications services in the southeastern United States, Puerto Rico and the U.S. Virgin Islands. As of June 30, 2007, our wireless communications network covered a population of approximately 14.6 million potential customers in a contiguous geographic area encompassing portions of North Carolina, South Carolina, Tennessee and Georgia. In addition, we operate a wireless communications network covering a population of approximately 4.1 million potential customers in Puerto Rico and the U.S. Virgin Islands.

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

Debt-for-Equity Exchange

In order to improve our capital structure, we entered into an exchange agreement on January 31, 2007 with certain holders of the 9 3/8 % senior subordinated notes due 2011 and 8 3/4% senior subordinated notes due 2011 issued by SunCom Wireless. On May 15, 2007, Holdings implemented a 1-for-10 reverse stock split to ensure that there existed sufficient authorized shares of its Class A common stock to complete the debt-for-equity exchange contemplated by the exchange agreement. Also, on May 15, 2007, pursuant to the exchange agreement, holders of SunCom Wireless’ subordinated notes exchanged notes representing 98.3% of the outstanding SunCom Wireless subordinated notes for shares of Holdings Class A common stock. Also in connection with the exchange transaction, we agreed to explore strategic alternatives, including a possible sale of the company. We have engaged Goldman Sachs & Co. as our financial advisor to explore strategic alternatives and assist us with a process to sell the company. See Note 2 to our consolidated financial statements for more information.

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

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Consolidated operations

The table below summarizes the consolidated key metrics of our operations as of and for the three months ended June 30, 2007 and 2006. These results are further described in our segment discussions.

	As of and for the three months ended June 30,
	2007	2006	Change	Change %
Gross additions	95,846	92,131	3,715	4.0%
Net additions	16,128	24,329	(8,201)	(33.7)%
Subscribers (end of period)	1,136,966	1,031,443	105,523	10.2%
Monthly subscriber churn	2.4%	2.2%	(0.2)%	(9.1)%
Average revenue per user	$57.21	$52.89	$4.32	8.2%
Cost per gross addition	$459	$409	$(50)	(12.2)%

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

Continental U.S. segment operations

The table below summarizes key metrics of our continental U.S. segment operations as of and for the three months ended June 30, 2007 and 2006.

	As of and for the three months ended June 30,
	2007	2006	Change	Change %
Gross additions	61,116	59,193	1,923	3.2%
Net additions	6,274	15,379	(9,105)	(59.2)%
Subscribers (end of period)	799,394	750,332	49,062	6.5%
Monthly subscriber churn	2.3%	2.0%	(0.3)%	(15.0)%
Average revenue per user	$57.98	$52.86	$5.12	9.7%
Cost per gross addition	$484	$440	$(44)	(10.0)%

Subscribers. The decrease in total net subscriber additions of 9,105 was driven by a 14,631 decline in our postpaid net subscriber additions that was partially offset by a 5,526 increase in our prepaid net subscriber additions. Gross subscriber additions in our postpaid base declined 10,389 quarter-over-quarter as a result of an appreciable increase in both access and equipment pricing on our month-to-month rate plan offerings, which are sold primarily to credit-challenged subscribers. Involuntary deactivations due to non-payment in our postpaid base increased quarter-over-quarter due to a growing subscriber base and higher churn on the month-to-month plans. Voluntary subscriber deactivations in our postpaid base declined quarter-over-quarter due to an increase in the percentage of postpaid subscribers under contract from 85% to 87%. Prepaid gross additions increased 12,312 quarter-over-quarter and prepaid deactivations increased 6,786 quarter-over-quarter, as we did not offer a prepaid product during the three months ending June 30, 2006. As of June 30, 2007, our postpaid subscriber base of 783,528 included 33,870 subscribers on the month-to-month offerings, and our prepaid subscriber base included 15,866 subscribers. The 49,062 increase in total subscribers was attributable to net subscriber additions from July 1, 2006 through June 30, 2007.

Monthly Subscriber Churn. Our monthly postpaid subscriber churn was 2.0% for both the three months ended June 30, 2007 and June 30, 2006. These percentages include churn on the above-mentioned month-to-month rate plans. Subscriber churn on these plans was 7.1% for the three months ended June 30, 2007 and 4.2% for the three months ended June 30, 2006. Prepaid subscriber churn was 17.3% for the three months ended June 30, 2007, and there was no comparable data for the three months ended June 30, 2006 because we did not offer a prepaid product during that period. As a result, our consolidated subscriber churn increased from 2.0% for the three months ended June 30, 2006 to 2.3% for the three months ended June 30, 2007. We believe that churn in the continental U.S. segment may increase slightly in the near term due to an increased prepaid customer base, which generally has a higher rate of churn.

Average Revenue Per User. Average revenue per user, or ARPU, reflects the average amount billed to subscribers based on rate plan and calling feature offerings. ARPU is calculated by dividing service revenue, excluding service revenue credits made to existing subscribers and revenue not generated by wireless subscribers, by our average subscriber base for the respective period. The ARPU increase of $5.12 was primarily the result of an increase in average revenue from usage of features offered for additional fees and an increase in average access revenue per subscriber. The increase in average feature revenue was primarily the result of subscribers increasing their usage of our data offerings, such as short message service, or SMS, and downloadable ring tones. The increase in average access revenue was primarily the result of higher access points on add-a-line activations. In addition, miscellaneous revenue also increased due to higher fees charged to delinquent paying subscribers. The above discussion is on a consolidated subscriber basis; postpaid ARPU and prepaid ARPU were $58.41 and $31.85, respectively, for the three months ended June 30, 2007. As a result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future. For more details regarding our calculation of ARPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Cost Per Gross Addition. Cost per gross addition, or CPGA, is calculated by dividing the sum of equipment margin for handsets sold to new subscribers (equipment revenue less cost of equipment, which costs have historically exceeded the related revenues) and selling expenses (exclusive of the non-cash compensation portion of the selling expenses) related to adding new subscribers by total gross subscriber additions during the relevant period. The CPGA increase of $44, or 10.0%, was primarily the result of higher advertising and promotional spending and higher equipment margin per gross addition. These increases were partially offset by higher gross additions to leverage the fixed selling costs for the period. For more details regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Continental U.S. Results from Operations

	For the three months ended June 30,
(Dollars in thousands)	2007	2006	Change $	Change %
Revenue:
Service	$138,195	$117,778	$20,417	17.3%
Roaming	21,613	17,692	3,921	22.2%
Equipment	15,019	16,787	(1,768)	(10.5)%

Total revenue	174,827	152,257	22,570	14.8%
Operating expenses
Cost of service	54,587	55,879	1,292	2.3%
Cost of equipment	22,440	22,276	(164)	(0.7)%
Selling, general and administrative	66,897	59,863	(7,034)	(11.8)%
Termination benefits and other related charges	—	658	658	100.0%
Depreciation, asset disposal and amortization	21,629	87,181	65,552	75.2%

Total operating expenses	165,553	225,857	60,304	26.7%
Income (loss) from operations	$9,274	$(73,600)	$82,874	112.6%

Revenue. Service revenue increased by $20.4 million, or 17.3%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of an $8.1 million increase in access revenue resulting primarily from a larger subscriber base and a higher average access point, increased revenue of $8.3 million generated from enhanced features offered for a fee, such as SMS messaging and downloadable ring tones, and a $1.5 million increase in miscellaneous revenue attributable to higher late fees charged to delinquent paying subscribers. We expect subscriber growth to continue and hence, we expect service revenue to increase in the foreseeable future. The $3.9 million, or 22.2%, increase in roaming revenue was primarily due to increased roaming minutes of use period over period. See “Liquidity and Capital Resources” for a discussion on our expected decline in roaming revenue. Equipment revenue includes the revenue earned on the sale of handsets and handset accessories to new and existing subscribers. The equipment revenue decrease of $1.8 million, or 10.5%, was primarily due to decreased revenue on new activations and handset upgrades for existing customers.

Cost of Service. Cost of service for the three months ended June 30, 2007 decreased by $1.3 million, or 2.3%, compared to the same period of 2006. This decrease was largely the result of a $1.8 million decrease in interconnect costs as a result of decommissioning our TDMA network during 2006, which resulted in network efficiencies and a corresponding reduction in costs, and a $0.5 million decrease in cell site costs due primarily to the sale of our Athens market. These decreases were partially offset by a $1.5 million increase in incollect roaming costs (costs associated with our subscribers roaming on other carriers’ networks) attributable to the growth of our subscriber base. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 39.5% and 47.4% for the quarters ended June 30, 2007 and 2006, respectively. This decrease of 7.9% was primarily attributable to increased service revenue and the declines in interconnect and cell site costs. Cost of service as a percentage of service revenue may decline in the future, as we expect to continue to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.

Cost of Equipment. Cost of equipment increased slightly in the second quarter of 2007 compared to the same period of 2006. The increase was due to higher gross subscriber additions, partially offset by the absence of equipment costs incurred during the second quarter of 2006 to migrate subscribers from TDMA to GSM/GPRS technology.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $7.0 million, or 11.8%, for the three months ended June 30, 2007 compared to the same period of 2006. The increase was primarily due to a $5.2 million increase in general and administrative expense (excluding non-cash compensation), which resulted from higher bad debt expense of $4.0 million. The higher bad debt expense was due to a larger subscriber base and rate plan offerings to more credit-challenged customers. Also contributing to the higher general and administrative expense was an increase in handset upgrades provided to existing subscribers in exchange for a contract extension, which resulted in $1.1 million of incremental commission expense. Advertising spending increased by $1.5 million for the quarter ended June 30, 2007, compared to the same period of 2006. Commission expense increased $0.7 million due to higher gross additions and distribution channel mix. These increases were partially offset by a $0.3 million decrease in non-cash compensation expense due to the lower market price of stock grants. Our selling, general and administrative expenses may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 29.6% and 30.4% for the quarters ended June 30, 2007 and 2006, respectively. This decrease was primarily the result of greater service revenue for the three months ended June 30, 2007. This percentage may decline in the future, as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

Termination Benefit Expense. We did not incur any termination benefit expense for the second quarter of 2007. We incurred termination benefit expense of $0.7 million for the same period of 2006 related to the reorganization of our continental U.S. operations.

Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $65.6 million, or 75.2%, for the three months ended June 30, 2007 compared to the same period of 2006. This decrease was primarily due to there being no incremental depreciation expense on our TDMA equipment, which was fully depreciated as of June 30, 2006 and was decommissioned during the fourth quarter of 2006.

Puerto Rico and U.S. Virgin Islands segment operations

The table below summarizes the key metrics of our Puerto Rico and U.S. Virgin Islands segment operations as of and for the three months ended June 30, 2007 and 2006.

	As of and for the three months ended June 30,
	2007	2006	Change	Change %
Gross additions	34,730	32,938	1,792	5.4%
Net additions	9,854	8,950	904	10.1%
Subscribers (end of period)	337,572	281,111	56,461	20.1%
Monthly subscriber churn	2.5%	2.9%	0.4%	13.8%
Average revenue per user	$55.38	$52.97	$2.41	4.5%
Cost per gross addition	$416	$351	$(65)	(18.5)%

Subscribers. The increase in net subscribers additions of 904 was due to a 1,792 increase in gross subscriber additions, offset partially by higher subscriber deactivations (at a lower churn rate). The increase in subscriber deactivations period over period was primarily the result of higher involuntary deactivations due to non-payment. The increase in total subscribers was attributable to net subscriber additions resulting from July 1, 2006 through June 30, 2007.

Monthly Subscriber Churn. The decrease in monthly subscriber churn stemmed from increased leverage due to a higher average subscriber base, partially offset by increased involuntary subscriber deactivations due to non-payment during the three months ended June 30, 2007, as compared to the same period of 2006. As a result of contractual obligations with customers, we expect that the subscriber churn of our Puerto Rico and U.S. Virgin Islands segment may remain relatively flat in the near term.

Average Revenue Per User. The ARPU increase was primarily the result of an increase in the usage of features for additional fees and an increase in average billed airtime revenue per subscriber, partially offset by a decrease in average billed access revenue per subscriber. The increase in average feature revenue was primarily the result of subscribers increasing their usage of our data offerings, such as SMS messaging and downloadable ring tones. The increase in average airtime revenue was the result of higher billable minutes of use. The decline in average access revenue was the result of adding new subscribers on lower-priced rate plans. As a result of the anticipated mix of new rate plan offerings, we expect ARPU to remain relatively flat in the foreseeable future.

Cost Per Gross Addition. The CPGA increase of $65, or 18.5%, was primarily due to higher spending on advertising and promotional costs, higher commission expense due to volume incentives on higher gross additions and higher equipment margin, partially offset by higher gross additions to leverage our fixed selling costs for the period ended June 30, 2007 as compared to the same period of last year.

Puerto Rico and U.S. Virgin Islands Results from Operations

	For the three months ended June 30,
(Dollars in thousands)	2007	2006	Change $	Change %
Revenue:
Service	$57,479	$46,652	$10,827	23.2%
Roaming	3,486	1,827	1,659	90.8%
Equipment	6,662	5,952	710	11.9%

Total revenue	67,627	54,431	13,196	24.2%
Operating expenses
Cost of service	11,675	10,838	(837)	(7.7)%
Cost of equipment	12,352	9,994	(2,358)	(23.6)%
Selling, general and administrative	24,128	23,270	(858)	(3.7)%
Depreciation, asset disposal and amortization	6,549	8,039	1,490	18.5%

Total operating expenses	54,704	52,141	(2,563)	(4.9)%
Income from operations	$12,923	$2,290	$10,633	464.3%

Revenue. Service revenue increased $10.8 million, or 23.2%, for the three months ended June 30, 2007 compared to the same period of 2006 primarily due to an increased number of subscribers, which resulted in increased access revenue of $5.3 million. In addition, feature revenue increased by $3.3 million as a result of additional usage of features offered for an additional fee, such as SMS messaging and downloadable ring tones. We expect subscriber growth to continue and hence, we expect service revenue to increase in the foreseeable future. The increase in roaming revenue was due to a higher rate per minute of use and increased minutes of use on our network. See “Liquidity and Capital Resources” for a discussion on our expected decline in roaming revenue. Equipment sales revenue increased due to increased transactions with existing subscribers.

Cost of Service. Cost of service increased by $0.8 million, or 7.7%, for the three months ended June 30, 2007 compared to the same period of 2006. The increase was the result of increased incollect costs of $0.4 million due to higher minutes of use and increased handset insurance costs of $1.2 million resulting from a larger subscriber base, partially offset by reduced interconnect expenses of $1.2 million due to the redesign of our network to more efficiently carry our traffic. As a result of the variable components of cost of service, such as interconnect and toll, our cost of service may increase in conjunction with the growth of our subscriber base. Cost of service as a percentage of service revenue was 20.3% and 23.2% for the quarters ended June 30, 2007 and 2006, respectively. The decrease of 2.9% was primarily attributable to increased service revenue. Cost of service as a percentage of service revenue may decline in the future, as we expect to continue to leverage the fixed components of cost of service, such as cell site rent, against increased revenue.

Cost of Equipment. Cost of equipment increased $2.4 million, or 23.6%, for the three months ended June 30, 2007 compared to the same period of last year. This increase was primarily due to higher equipment costs for new activations due to increased gross subscriber additions period over period and increased transactions with existing subscribers, such as upgrades.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $0.9 million for the three months ended June 30, 2007 compared to the same period of 2006. The increase was primarily due to increased advertising and promotional costs of $1.0 million and higher commission expense of $0.5 million due to higher gross additions. These increases were partially offset by decreased bad debt expense of $0.5 million due to improved collection efforts. As a result of the variable components of selling, general and administrative expense, such as customer care personnel and billing costs, our selling, general and administrative expense may increase as a function of the growth of our subscriber base. General and administrative expense as a percentage of service revenue was 23.7% and 30.5% for the quarter ended June 30, 2007 and 2006, respectively. The decline of 6.8% was due primarily to increased service revenue. This percentage may continue to decline in the future as we expect to leverage our fixed general and administrative costs, such as headcount and facilities costs, against increased revenue.

Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $1.5 million, or 18.5%, for the three months ended June 30, 2007 compared to the same period of 2006. This decrease was primarily due to decreased amortization of our subscriber list intangibles, which are amortized based on the expected turnover rate of the associated subscriber base. As the subscriber base decreases due to turnover, the related amortization decreases proportionately.

Consolidated operations

Interest Expense. Interest expense was $37.2 million, net of capitalized interest of $0.3 million, for the three months ended June 30, 2007. Interest expense was $38.2 million, net of capitalized interest of $0.3 million, for the three months ended June 30, 2006. The decrease of $1.0 million primarily related to the retirement of $731.6 million principal amount of the SunCom Wireless subordinated notes effective June 25, 2007 (see Note 2 of our consolidated financial statements). We had a weighted average interest rate of 8.59% and 8.69% for the three months ended June 30, 2007 and 2006, respectively, on our average obligation for our senior and subordinated debt as well as our senior secured term loan.

Interest and Other Income. Interest and other income was $2.4 million for the three months ended June 30, 2007, a decrease of $0.3 million, compared to $2.7 million for the same period of 2006. This decrease was primarily due to lower average daily cash and short-term investment balances for the quarter ended June 30, 2007.

Loss on Debt-for-Equity Exchange. We incurred a $14.2 million loss during the quarter ended June 30, 2007 as a result of our debt-for-equity exchange (see Note 2 of our consolidated financial statements). There was no loss for the same period ended June 30, 2006.

Income Tax Expense. Income tax expense was $3.8 million for the three months ended June 30, 2007, a decrease of $0.1 million compared to $3.9 million for the same period of 2006. We continue to recognize a deferred tax liability associated with our licensing costs. Pursuant to our adoption of SFAS No. 142, we can no longer reasonably estimate the period of reversal, if any, for the deferred tax liabilities related to our licensing costs. Therefore, we will continue to incur deferred tax expense as additional deferred tax liabilities associated with the amortization of the tax basis of our FCC licenses are incurred.

Net Loss. Net loss was $30.6 million and $110.6 million for the three months ended June 30, 2007 and 2006, respectively. The net loss decrease of $80.0 million resulted from improved operations.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Consolidated operations

The table below summarizes the consolidated key metrics of our operations as of and for the six months ended June 30, 2007 and 2006. These results are further described in our segment discussions.

	As of and for the six months ended June 30,
	2007	2006	Change	Change %
Gross additions	203,697	208,446	(4,749)	(2.3)%
Net additions	49,774	65,621	(15,847)	(24.1)%
Subscribers (end of period)	1,136,966	1,031,443	105,523	10.2%
Monthly subscriber churn	2.3%	2.4%	0.1%	4.2%
Average revenue per user	$56.46	$52.23	$4.23	8.1%
Cost per gross addition	$429	$394	$(35)	(8.9)%

Continental U.S. segment operations

The table below summarizes the key metrics of our continental U.S. segment operations as of and for the six months ended June 30, 2007 and 2006.

	As of and for the six months ended June 30,
	2007	2006	Change	Change %
Gross additions	129,222	138,153	(8,931)	(6.5)%
Net additions	26,410	51,361	(24,951)	(48.6)%
Subscribers (end of period)	799,394	750,332	49,062	6.5%
Monthly subscriber churn	2.2%	2.0%	(0.2)%	(10.0)%
Average revenue per user	$57.33	$52.05	$5.28	10.1%
Cost per gross addition	$453	$421	$(32)	7.6%

Subscribers. The decrease in total net subscriber additions of 24,951 was driven by a 37,035 decline in our postpaid net subscriber additions that was partially offset by a 12,084 increase in our prepaid net subscriber additions. Gross subscriber additions in our postpaid base declined 30,410 period-over-period as a result of an appreciable increase in both access and equipment pricing on our month-to-month rate plan offerings, which are sold primarily to credit-challenged subscribers. Involuntary deactivations due to non-payment in our postpaid base increased period-over-period due to a growing subscriber base and higher churn on the month-to-month plans. Voluntary subscriber deactivations in our postpaid base declined period-over-period due to an increase in the percentage of postpaid subscribers under contract from 85% to 87%. Prepaid gross additions increased 21,479 period-over-period and prepaid deactivations increased 9,396 period-over-period, as we did not offer a prepaid product during the six months ending June 30, 2006. As of June 30, 2007, our postpaid subscriber base of 783,528 included 33,870 subscribers on the month-to-month offerings, and our prepaid subscriber base included 15,866 subscribers. The 49,062 increase in total subscribers was attributable to net subscriber additions from July 1, 2006 through June 30, 2007.

Monthly Subscriber Churn. Our monthly postpaid subscriber churn was 2.0% for both the six months ended June 30, 2007 and June 30, 2006. These percentages include churn on the above-mentioned month-to-month rate plans. Subscriber churn on these plans was 6.1% for the six months ended June 30, 2007 and 4.2% for the six months ended June 30, 2006. Prepaid subscriber churn was 15.5% for the six months ended June 30, 2007, and there was no comparable data for the six months ended June 30, 2006 because we did not offer a prepaid product during that period. As a result, our consolidated subscriber churn increased from 2.0% for the six months ended June 30, 2006 to 2.2% for the six months ended June 30, 2007.

Average Revenue Per User. The ARPU increase of $5.28 was primarily the result of an increase in average revenue from usage of features offered for additional fees and an increase in average access revenue per subscriber. The increase in average feature revenue was primarily the result of subscribers increasing their usage of our data offerings and the increase in average access revenue was primarily the result of higher access points on add-a-line activations. In addition, miscellaneous revenue also increased due to higher fees charged to delinquent paying subscribers. The above discussion is on a consolidated subscriber basis; postpaid ARPU and prepaid ARPU were $57.69 and $29.99, respectively, for the six months ended June 30, 2007.

Cost Per Gross Addition. The CPGA increase of $32, or 7.6%, was primarily the result of higher advertising and promotional spending, higher equipment margin and higher fixed selling costs per gross subscriber addition due to lower gross additions to leverage the fixed costs for the period.

Continental U.S. Results from Operations

	For the six months ended June 30,
(Dollars in thousands)	2007	2006	Change $	Change %
Revenue:
Service	$271,155	$227,835	$43,320	19.0%
Roaming	40,386	35,547	4,839	13.6%
Equipment	33,229	36,912	(3,683)	(10.0)%

Total revenue	344,770	300,294	44,476	14.8%
Operating expenses
Cost of service	106,666	112,809	6,143	5.4%
Cost of equipment	48,840	50,803	1,963	3.9%
Selling, general and administrative	130,577	123,534	(7,043)	(5.7)%
Termination benefits and other related charges	—	1,556	1,556	100.0%
Depreciation, asset disposal and amortization	46,672	175,657	128,985	73.4%

Total operating expenses	332,755	464,359	131,604	28.3%
Income (loss) from operations	$12,015	$(164,065)	$176,080	107.3%

Revenue. Service revenue increased by $43.3 million, or 19.0%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of a $19.2 million increase in access revenue resulting primarily from a larger subscriber base and a higher average access point, increased revenue of $15.2 million generated from enhanced features offered for a fee and a $3.1 million increase in miscellaneous revenue attributable to higher late fees charged to delinquent paying subscribers. The increase in roaming revenue was primarily due to increased roaming minutes of use period over period. The equipment revenue decrease was primarily due to decreased revenue on new activations and handset upgrades for existing customers.

Cost of Service. Cost of service for the six months ended June 30, 2007 decreased by $6.1 million, or 5.4%, compared to the same period of 2006. This decrease was largely the result of a $3.6 million decrease in interconnect costs as a result of decommissioning our TDMA network during 2006, which resulted in network efficiencies and a corresponding reduction of costs, a $0.9 million decrease in cell site costs due to the sale of our Athens market and a $1.1 million decrease in toll costs due to a lower rate per minute of use. Cost of service as a percentage of service revenue was 39.3% and 49.5% for the six months ended June 30, 2007 and 2006, respectively. This decrease of 10.2% was primarily attributable to increased service revenue and the declines in interconnect, toll and cell site cost.

Cost of Equipment. Cost of equipment decreased $2.0 million in the six months ended June 30, 2007 compared to the same period of 2006. The decrease was due to lower gross subscriber additions and the absence of equipment costs incurred during the first six months of 2006 to migrate subscribers from TDMA to GSM/GPRS technology.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $7.0 million, or 5.7%, for the six months ended June 30, 2007 compared to the same period of 2006. The increase was primarily due to a $9.1 million increase in general and administrative expense (excluding non-cash compensation), which resulted from higher bad debt expense of $6.0 million. The higher bad debt expense was due to a larger subscriber base and rate plan offerings to more credit-challenged customers. Also contributing to the higher general and administrative expense was an increase in the number of handset upgrades provided to existing subscribers in exchange for a contract extension, which resulted in $2.0 million of incremental commission expense. In addition, advertising spending increased by $0.5 million for the six months ended June 30, 2007, compared to the same period of 2006. This increase was partially offset by a $1.8 million decrease in non-cash compensation expense due to the lower market price of stock grants and a $0.5 million decrease in commissions as the result of lower gross subscriber additions. General and administrative expense as a percentage of service revenue was 29.2% and 31.4% for the six months ended June 30, 2007 and 2006, respectively. This decrease was primarily the result of greater service revenue for the six months ended June 30, 2007.

Termination Benefit Expense. We did not incur any termination benefit expense for the six months ended June 30, 2007. We incurred termination benefit expense of $1.6 million for the same period of 2006 related to the reorganization of our continental U.S. operations.

Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $129.0 million, or 73.4%, for the six months ended June 30, 2007 compared to the same period of 2006. This decrease was primarily due to there being no incremental depreciation expense on our TDMA equipment, which was fully depreciated as of June 30, 2006 and was decommissioned during the fourth quarter of 2006.

Puerto Rico and U.S. Virgin Islands segment operations

The table below summarizes the key metrics of our Puerto Rico and U.S. Virgin Islands segment operations as of and for the six months ended June 30, 2007 and 2006.

	As of and for the six months ended June 30,
	2007	2006	Change	Change %
Gross additions	74,475	70,293	4,182	5.9%
Net additions	23,364	14,260	9,104	63.8%
Subscribers (end of period)	337,572	281,111	56,461	20.1%
Monthly subscriber churn	2.6%	3.4%	0.8%	23.5%
Average revenue per user	$54.36	$52.71	$1.65	3.1%
Cost per gross addition	$388	$341	$(47)	(13.8)%

Subscribers. The increase in net subscriber additions of 9,104 was due to a 4,182 increase in gross subscriber additions and lower subscriber churn. The lower year-over-year subscriber churn was the result of decreased voluntary deactivations. The increase in total subscribers was attributable to net subscriber additions resulting from July 1, 2006 through June 30, 2007.

Monthly Subscriber Churn. The decrease in monthly subscriber churn stemmed from increased leverage due to a higher average subscriber base and decreased voluntary subscriber deactivations resulting from the reduced impact of migrating our remaining Puerto Rico TDMA subscribers to our GSM/GPRS technology during the first quarter of 2006.

Average Revenue Per User. The ARPU increase was primarily the result of an increase in the usage of features for additional fees, partially offset by a decrease in average billed access revenue per subscriber. The increase in average feature revenue was primarily the result of subscribers increasing their usage of our data offerings, such as SMS and downloadable ring tones. The decline in average access revenue was the result of adding new subscribers on lower-priced rate plans.

Cost Per Gross Addition. The CPGA increase of $47, or 13.8%, was primarily due to higher spending on advertising and promotional costs and higher equipment margin for the six months ended June 30, 2007 as compared to the same period of last year.

Puerto Rico and U.S. Virgin Islands Results from Operations

	For the six months ended June 30,
(Dollars in thousands)	2007	2006	Change $	Change %
Revenue:
Service	$110,954	$92,062	$18,892	20.5%
Roaming	6,715	5,438	1,277	23.5%
Equipment	12,935	10,786	2,149	19.9%

Total revenue	130,604	108,286	22,318	20.6%
Operating expenses
Cost of service	22,528	21,856	(672)	(3.1)%
Cost of equipment	24,819	20,688	(4,131)	(20.0)%
Selling, general and administrative	48,873	48,193	(680)	(1.4)%
Depreciation, asset disposal and amortization	13,486	34,566	21,080	61.0%

Total operating expenses	109,706	125,303	15,597	12.4%
Income (loss) from operations	$20,898	$(17,017)	$37,915	222.8%

Revenue. Service revenue increased $18.9 million, or 20.5%, for the six months ended June 30, 2007 compared to the same period of 2006 primarily due to an increased number of subscribers, which resulted in increased access revenue of $10.1 million. In addition, feature revenue increased by $5.5 million as a result of additional usage of features offered for an additional fee. The increase in roaming revenue was due to increased minutes of use on our network. Equipment sales revenue increased due to increased transactions with existing subscribers.

Cost of Service. Cost of service increased by $0.7 million, or 3.1%, for the six months ended June 30, 2007 compared to the same period of 2006. The increase was the result of increased incollect costs of $1.0 million due to higher minutes of use and increased handset insurance costs of $1.9 million resulting from a larger subscriber base, partially offset by reduced interconnect expenses of $2.5 million due to redesigning our network to more efficiently carry our traffic. Cost of service as a percentage of service revenue was 20.3% and 23.7% for the six months ended June 30, 2007 and 2006, respectively. The decrease of 3.4% was primarily attributable to increased service revenue.

Cost of Equipment. Cost of equipment increased $4.1 million, or 20.0%, for the six months ended June 30, 2007 compared to the same period of last year. This increase was primarily due to higher equipment costs for new activations due to increased gross subscriber additions period over period and increased transactions with existing subscribers, such as upgrades.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $0.7 million for the six months ended June 30, 2007 compared to the same period of 2006. The increase was primarily due to increased advertising and promotional costs of $2.3 million and higher commission expense of $0.5 million due to higher gross additions. These increases were partially offset by a $2.3 million decrease in general and administrative expense as a result of reduced bad debt expense of $2.0 million due to improved collection efforts. General and administrative expense as a percentage of service revenue was 24.8% and 32.5% for the six months ended June 30, 2007 and 2006, respectively. The decline of 7.7% was due primarily to increased service revenue and decreased general and administrative expense as discussed above.

Depreciation, Asset Disposal and Amortization Expense. Depreciation, asset disposal and amortization expense decreased by $21.1 million, or 61.0%, for the six months ended June 30, 2007 compared to the same period of 2006. This decrease was primarily due to there being no depreciation expense on our TDMA equipment, which was decommissioned during the first quarter of 2006, and fully depreciated as of March 31, 2006.

Consolidated operations

Interest Expense. Interest expense was $75.5 million, net of capitalized interest of $0.6 million, for the six months ended June 30, 2007. Interest expense was $75.9 million, net of capitalized interest of $0.7 million, for the six months ended June 30, 2006. The decrease of $0.4 million relates primarily to the retirement of our subordinated notes in the principal amount of $731.6 million during the second quarter of 2007 (see Note 2 of our consolidated financial statements for more information).

We had a weighted average interest rate of 8.67% for the six months ended June 30, 2007 on our average obligation for our senior and subordinated debt as well as our senior secured term loan, compared with an 8.66% weighted average interest rate for the six months ended June 30, 2006.

Loss on Debt-for-Equity Exchange. We incurred a $14.2 million loss for the six months ended June 30, 2007 as a result of our debt-for-equity exchange (see Note 2 of our consolidated financial statements for more information). There was no loss for the six months ended June 30, 2006.

Interest and Other Income. Interest and other income was $4.7 million for the six months ended June 30, 2007, an increase of $0.4 million, compared to $4.3 million for the six months ended June 30, 2006. This increase was primarily due to higher average daily cash and short-term investment balances for the six months ended June 30, 2007.

Income Tax Expense. Income tax expense was $6.6 million for the six months ended June 30, 2007, a decrease of $0.6 million, compared to $7.2 million for the six months ended June 30, 2006.

Net Loss. Net loss was $58.7 million and $259.9 million for the six months ended June 30, 2007 and 2006, respectively. The net loss decrease of $201.2 million primarily resulted from improved operational results.

Liquidity and Capital Resources

As of June 30, 2007, we had $54.2 million in cash and cash equivalents compared to $36.9 million as of December 31, 2006. In addition, we had $119.9 million of short-term investments as of June 30, 2007, compared to $154.6 million as of December 31, 2006. We also held $1.7 million of restricted cash and short-term investments as of June 30, 2007 and December 31, 2006, which is pledged as collateral for our surety bonds on our cell site lease agreements. Net working capital was $198.2 million as of June 30, 2007 and $181.8 million as of December 31, 2006. Cash used in operating activities was $9.2 million for the six months ended June 30, 2007, a decrease of $36.3 million, compared to $45.5 million for the six months ended June 30, 2006. The decrease in cash used in operating activities was primarily due to increased revenue of $66.8 million and decreased cost of service expenses of $5.5 million, partially offset by an increase in cash used in working capital of $30.3 million and increased selling, general and administrative expense (excluding non-cash compensation) of $9.5 million. Cash provided by investing activities was $45.4 million for the six months ended June 30, 2007, a decrease of $20.5 million, or 31.1%, compared to $65.9 million for the six months ended June 30, 2006. The decrease in cash provided by investing activities was primarily related to a $71.9 million decrease in the net sales of auction rate securities. This decline was partially offset by a net increase in proceeds from asset sales of $25.9 million, which related primarily to our tower sales and Athens sale, and a $25.8 million reduction in capital expenditures. Cash used in financing activities was $19.0 million for the six months ended June 30, 2007, an increase of $8.0 million, compared to $11.0 million for the six months ended June 30, 2006. The increase in cash used by financing activities relates primarily to a $5.2 million increase in deferred transaction costs related to our debt-for-equity transaction and a $3.2 million increase in the change in our bank overdraft.

In July 2007, we learned that our largest roaming partner had redirected a portion of the roaming traffic generated by its customers roaming in areas covered by our network to the networks of other wireless providers. In subsequent discussions with this roaming partner, they estimated that this change would result in an approximately 25% decline of roaming minutes that we process for its customers compared to the second quarter of 2007. The number of minutes that we processed for its customers throughout July 2007 substantiated the estimated decline. We estimate that this change will result in approximately $5 million less roaming revenue, on a quarterly basis, as compared to the second quarter of 2007. We expect future quarterly roaming revenue will be comparable to the adjusted second quarter of 2007 for as long as these roaming minutes are redirected to other wireless providers. If our roaming partners were to direct additional traffic away from our network, this could result in a further reduction of our roaming revenue. There can be no assurance that our largest roaming partner or our other roaming partners will direct roaming traffic from their customers to our network. We also would expect our cost of services would decline in light of lower incremental variable costs, which approximate 10% to 15% of the respective revenue, associated with roaming traffic.

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

On May 15, 2007, certain SunCom Wireless subordinated note holders exchanged $731.6 million aggregate principal amount of subordinated notes for shares of Holdings’ Class A common stock. See Note 2 to our consolidated financial statements for more information. After the exchange, our long-term debt, net of cash and short-term investments, decreased from $1.5 billion to $0.8 billion. However, we are still highly-leveraged and our inability to pay such debt service could result in a default on such indebtedness which, unless cured or waived, would have a material adverse effect on our liquidity and financial position.

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

Consolidated ARPU

	Three Months Ended June 30,		Six Months Ended June 30,
Average revenue per user (ARPU)	2007	2006	2007	2006
	(Dollars in thousands, except ARPU)
Service revenue	$195,674	$164,430	$382,109	$319,897
Subscriber retention credits	480	189	838	445
Revenue not generated by wireless subscribers	(2,394)	(2,887)	(4,703)	(6,062)

Adjusted service revenue	$193,760	$161,732	$378,244	$314,280
Average subscribers	1,128,902	1,019,279	1,116,459	1,002,873
ARPU	$57.21	$52.89	$56.46	$52.23

Segment ARPU

	Continental U.S.		Puerto Rico and U.S. Virgin Islands		Continental U.S.		Puerto Rico and U.S. Virgin Islands
	Three Months Ended June 30,				Six Months Ended June 30,
Average revenue per user	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in thousands, except ARPU)
Service revenue	$138,195	$117,778	$57,479	$46,652	$271,155	$227,835	$110,954	$92,062
Subscriber retention credits	429	125	51	64	758	328	80	117
Revenue not generated by wireless subscribers	(133)	(131)	(2,261)	(2,756)	(264)	(247)	(4,439)	(5,815)

Adjusted service revenue	138,491	117,772	55,269	43,960	271,649	227,916	106,595	86,364

Average subscribers	796,257	742,643	332,645	276,636	789,655	729,802	326,804	273,071
ARPU	$57.98	$52.86	$55.38	$52.97	$57.33	$52.05	$54.36	$52.71

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

Consolidated CPGA

	Three Months Ended June 30,		Six Months Ended June 30,
Cost per gross addition (CPGA)	2007	2006	2007	2006
	(Dollars in thousands, except CPGA)
Selling expenses	$36,534	$33,108	$72,829	$70,304
Less: non-cash compensation included in selling expenses	(66)	(105)	(142)	(369)
Plus: termination benefits allocated to selling expense	—	48	—	104
Total cost of equipment – transactions with new subscribers	17,402	15,156	35,631	34,897

CPGA operating expenses	$53,870	$48,207	$108,318	$104,936

Cost of service	$66,262	$66,717	$129,194	$134,665
Non-cash compensation included in selling expenses	66	105	142	369
Total cost of equipment – transactions with existing subscribers	17,390	17,114	38,028	36,594
General and administrative expense	54,491	50,025	106,621	101,423
Termination benefits other than selling expense portion	—	610	—	1,452
Depreciation and asset disposal	20,935	84,531	45,081	188,030
Amortization	7,243	10,689	15,077	22,193

Total operating expenses	$220,257	$277,998	$442,461	$589,662

CPGA operating expenses (from above)	$53,870	$48,207	$108,318	$104,936
Equipment revenue – transactions with new subscribers	(9,839)	(10,568)	(20,931)	(22,879)

CPGA costs, net	$44,031	$37,639	$87,387	$82,057

Gross subscriber additions	95,846	92,131	203,697	208,446
CPGA	$459	$409	$429	$394

Segment CPGA for the Three Months Ended June 30, 2007 and 2006

	Continental U.S.		Puerto Rico and U.S. Virgin Islands
	Three Months Ended June 30,
Cost per gross addition (CPGA)	2007	2006	2007	2006
	(Dollars in thousands, except CPGA)
Selling expenses	$26,031	$24,045	$10,503	$9,063
Less: non-cash compensation included in selling expenses	(22)	(86)	(44)	(19)
Plus: termination benefits allocated to selling expense	—	48	—	—
Total cost of equipment – transactions with new subscribers	9,726	8,907	7,676	6,249

CPGA operating expenses	35,735	32,914	18,135	15,293

Cost of service	54,587	55,879	11,675	10,838
Non-cash compensation included in selling expenses	22	86	44	19
Total cost of equipment – transactions with existing subscribers	12,714	13,369	4,676	3,745
General and administrative expense	40,866	35,818	13,625	14,207
Termination benefits other than selling expense portion	—	610	—	—
Depreciation and asset disposal	18,423	82,376	2,512	2,155
Amortization	3,206	4,805	4,037	5,884

Total operating expenses	165,553	225,857	54,704	52,141

CPGA operating expenses (from above)	35,735	32,914	18,135	15,293
Equipment revenue – transactions with new subscribers	(6,138)	(6,845)	(3,701)	(3,723)

CPGA costs, net	$29,597	$26,069	$14,434	$11,570

Gross subscriber additions	61,116	59,193	34,730	32,938
CPGA	$484	$440	$416	$351

Segment CPGA for the Six Months Ended June 30, 2007 and 2006

	Continental U.S.		Puerto Rico and U.S. Virgin Islands
	Six Months Ended June 30,
Cost per gross addition (CPGA)	2007	2006	2007	2006
	(Dollars in thousands, except CPGA)
Selling expenses	$51,490	$51,988	$21,339	$18,316
Less: non-cash compensation included in selling expenses	(55)	(333)	(87)	(36)
Plus: termination benefits allocated to selling expense	—	104	—	—
Total cost of equipment – transactions with new subscribers	20,468	22,043	15,163	12,854

CPGA operating expenses	71,903	73,802	36,415	31,134

Cost of service	106,666	112,809	22,528	21,856
Non-cash compensation included in selling expenses	55	333	87	36
Total cost of equipment – transactions with existing subscribers	28,372	28,760	9,656	7,834
General and administrative expense	79,087	71,546	27,534	29,877
Termination benefits other than selling expense portion	—	1,452	—	—
Depreciation and asset disposal	40,068	165,814	5,013	22,216
Amortization	6,604	9,843	8,473	12,350

Total operating expenses	332,755	464,359	109,706	125,303

CPGA operating expenses (from above)	71,903	73,802	36,415	31,134
Equipment revenue – transactions with new subscribers	(13,424)	(15,700)	(7,507)	(7,179)

CPGA costs, net	$58,479	$58,102	$28,908	$23,955

Gross subscriber additions	129,222	138,153	74,475	70,293
CPGA	$453	$421	$388	$341

Inflation

We do not believe that inflation has had a material impact on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are highly leveraged and, as a result, our cash flows and earnings are exposed to fluctuations in interest rates. Our debt obligations are U.S. dollar denominated. Our market risk, therefore, is the potential loss arising from adverse changes in interest rates. As of June 30, 2007, our debt can be categorized as follows (in thousands):

Fixed interest rates:
Senior notes	$714,977
Senior subordinated notes	$12,205

Subject to interest rate fluctuations:
Senior secured term loan	$243,750

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

If interest rates rise over the remaining term of the senior secured term loan at the June 30, 2007 outstanding principal balance, we would realize increased annual interest expense of approximately $1.2 million for each 50 basis point increase in rates. If interest rates decline over the remaining term of the senior secured term loan, we would realize decreased annual interest expense of approximately $1.2 million for each 50 basis point decrease in rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, SunCom’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by SunCom in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by SunCom in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in SunCom’s internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, SunCom’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We recently reviewed and updated our risk factor disclosure in connection with preparing Holdings’ registration statement on Form S-3 (File No. 333-143497). The following risk factors supersede and, to the extent inconsistent with, replace the risks factors disclosed in our Form 10-K for the year ended December 31, 2006.

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

The trading price of our notes may be adversely affected if our previously announced exploration of strategic alternatives does not result in a transaction or results in a transaction different from what the market may be expecting. In addition, our exploration of strategic alternatives may have an adverse impact on our business operations and, therefore, on our operating results or financial outlook.

As previously disclosed, in connection with the exchange transaction consummated on May 15, 2007, we agreed to explore strategic alternatives, including a possible sale of the company. We have engaged Goldman Sachs & Co. as our financial advisor to explore strategic alternatives and assist us with a process to sell the company. There are various risks and uncertainties that this process may cause, such as:

•	distracting management from the day-to-day operations of the business, which may adversely affect our operations;

•	consuming time and resources from our normal business operations, which may result in missing or not executing on near or long-term business opportunities; and

•

perceived uncertainties as to our future direction, which may result in increased difficulties and expense in recruiting and retaining employees, particularly senior management, and may impact our relationships with customers and vendors.

In addition, if our exploration of strategic alternatives and sale process do not result in a transaction or, alternatively, results in a transaction different than what the market expects, it is likely that the trading prices of our notes will be adversely affected. There can be no assurance that any transaction or return to bondholders will result from our exploration of strategic alternatives.

Certain of Holdings’ stockholders invest in other wireless communications services companies, and conflicts of interest may arise from these investments and from other directorships held by Holdings’ directors that may not be resolved in our favor.

Holdings’ principal stockholders, or their affiliates, may have investments in wireless communications services companies other than Holdings. These institutional investors may in the future invest in other entities that compete with us. In addition, certain of Holdings’ directors serve as directors of other communications services companies. As a result, these directors may be subject to conflicts of interest during their tenure as directors of Holdings. Because of these potential conflicts, these directors may be required to disclose periodically financial or business opportunities to Holdings and to the other companies to which they owe fiduciary duties.

Roaming revenue represents a significant portion of our total revenues. The level of roaming revenue is not guaranteed and is subject to fluctuations based on factors that are beyond our control, including decisions made by our roaming partners. Decreased roaming minutes of use from our roaming partners’ customers will negatively impact our results of operations and cash flows.

For the first six months of 2007 and in 2006, 2005 and 2004, approximately 9.9%, 10.1%, 12.5% and 17.8%, respectively, of our total revenues were derived from roaming charges incurred by other wireless providers for use of our network by their customers who had traveled within our coverage area. A significant portion of that revenue was derived from T-Mobile’s and AT&T Mobility’s customers.

In July 2007, we learned that our largest roaming partner had redirected a portion of the roaming traffic generated by its customers roaming in areas covered by our network to the networks of other wireless providers. In subsequent discussions with this roaming partner, they estimated that this change would result in an approximately 25% decline of roaming minutes that we process for its customers compared to the second quarter of 2007. The number of minutes that we processed for its customers throughout July 2007 substantiated the estimated decline. We estimate that this change will result in approximately $5 million less roaming revenue, on a quarterly basis, as compared to the second quarter of 2007. We expect future quarterly roaming revenue will be comparable to the adjusted second quarter of 2007 for as long as these roaming minutes are redirected to other wireless providers. If our roaming partners were to direct additional traffic away from our network, this could result in a further reduction of our roaming revenue. There can be no assurance that our largest roaming partner or our other roaming partners will direct roaming traffic from their customers to our network. We also would expect our cost of services would decline in light of lower incremental variable costs, which approximate 10% to 15% of the respective revenue, associated with roaming traffic.

We have substantial indebtedness, and servicing our indebtedness could reduce funds available to grow our business.

We are highly leveraged. We have total consolidated long-term obligations of approximately $1.0 billion, represented by a senior secured term loan, a series of senior notes and the remaining outstanding subordinated notes. Our high level of indebtedness could interfere with our ability to grow. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to less leveraged competitors.

Our ability to generate sufficient cash flow from operations to pay the principal of, and interest on, our indebtedness is uncertain. In particular, if we do not meet our anticipated revenue growth and operating expense targets, our future debt service obligations could exceed cash available to us. Our inability to pay debt service could result in a default on our indebtedness which, unless cured or waived, would have a material adverse effect on our liquidity and financial position. Further, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Exchange Agreement, dated as of January 31, 2007, among SunCom Wireless, Inc., SunCom Wireless Investment Co., LLC, SunCom Wireless, Inc. and the holders of the 9 % Senior Subordinated Notes due 2011 and 8 3/4% Senior Subordinated Notes due 2011 of SunCom Wireless, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Form 8-K of SunCom Wireless, Inc. filed January 31, 2007).

2.2	Amendment to Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Form 8-K of SunCom Wireless, Inc. filed May 21, 2007).

2.3	Agreement and Plan of Merger, dated as of January 31, 2007, by and between SunCom Wireless Holdings, Inc. and SunCom Wireless Merger Corp. (incorporated by reference to Exhibit 2.2 to the Form 8-K of SunCom Wireless Holdings, Inc. filed January 31, 2007).

3.1	Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-4 Registration Statement of Triton PCS, Inc., File No. 333-57715).

3.2	Amendments to Certificate of Incorporation of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-K of SunCom Wireless, Inc. for the year ended December 31, 2004).

3.3	Bylaws of Triton PCS, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-4 Registration Statement of Triton PCS, Inc., File No. 333-57715).

4.1	Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Form S-3 Registration Statement of Triton PCS Holdings, Inc., File No. 333-49974).

4.2	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.3	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of January 19, 2001, among Triton PCS, Inc., the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.4	Supplemental Indenture, dated as of May 15, 2007, by and among SunCom Wireless, Inc., SunComWireless Management Company, Inc., Triton PCS Finance Company, Inc., Triton PCS Holdings Company LLC, SunCom Wireless Property Company LLC, SunCom Wireless Operating Company LLC, Triton PCS License Company LLC, Triton PCS Investment Company LLC, Affiliate License Co., LLC, AWS License NewCo, LLC, SunCom Wireless International LLC, SunCom Wireless Puerto Rico Operating Company LLC, Triton Network Newco LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed May 21, 2007).

4.5	Indenture, dated as of November 14, 2001, by and among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed November 15, 2001).

4.6	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.7	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York to the Indenture, dated as of November 14, 2001, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.8	Supplemental Indenture dated as of May 15, 2007, by and among SunCom Wireless, Inc., SunCom Wireless Management Company, Inc., Triton PCS Finance Company, Inc., Triton PCS Holdings Company LLC, SunCom Wireless Property Company LLC, Triton PCS Equipment Company LLC, SunCom Wireless Operating Company LLC, Triton PCS License Company LLC, Triton PCS Investment Company LLC, Affiliate License Co., LLC, AWS License NewCo, LLC, SunCom Wireless International LLC, SunCom Wireless Puerto Rico Operating Company LLC, Triton Network NewCo LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 21, 2007).

4.9	Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A of Triton PCS Holdings, Inc. filed June 16, 2003).

4.10	Supplemental Indenture, dated as of November 18, 2004, by and among Triton PCS, Inc., Affiliate License Co., L.L.C. and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Form 10-K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

4.11	Supplemental Indenture, dated as of January 27, 2005, by and among Triton PCS, Inc., AWS Network Newco, LLC, SunCom Wireless International, LLC, SunCom Wireless Puerto Rico Operating Company, LLC, Triton Network Newco, LLC and The Bank of New York, to the Indenture, dated as of June 13, 2003, among Triton PCS, Inc., the Guarantors thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.10 to the Form 10- K of Triton PCS Holdings, Inc. for the year ended December 31, 2004).

10.1	Amendment to Employment Agreement, dated as of April 27, 2007, by and among SunCom Wireless Management Company, Inc. and Raul Burgos (incorporated by reference to Exhibit 10.1 to the Form 8-K of SunCom Wireless Holdings, Inc. filed May 2, 2007).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Vice President of Accounting and Controller pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNCOM WIRELESS, INC.

Date: August 13, 2007	By:	/s/ Michael E. Kalogris
Michael E. Kalogris
Chief Executive Officer
(principal executive officer)

Date: August 13, 2007	By:	/s/ Eric Haskell
Eric Haskell
Chief Financial Officer
(principal financial officer)